Form 10-K
period 1993-12-31
KOLL REAL ESTATE GROUP INC
filed 1994-03-31
CIK 840216

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-17189

                          KOLL REAL ESTATE GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                02-0426634
     (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
        4343 VON KARMAN AVENUE
       NEWPORT BEACH, CALIFORNIA                          92660
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 833-3030

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.05 PER SHARE
                                (TITLE OF CLASS)

                SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK,
                            PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

       12% SENIOR SUBORDINATED PAY-IN-KIND DEBENTURES DUE MARCH 15, 2002
                                (TITLE OF CLASS)

           12% SUBORDINATED PAY-IN-KIND DEBENTURES DUE MARCH 15, 2002
                                (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [   ]

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1993 WAS $13,339,445.

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MARCH 1, 1993 WAS 43,319,703.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS ANNUAL REPORT ON FORM 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Koll Real Estate Group, Inc., a Delaware corporation, formerly known as The Bolsa Chica Company (from July 16, 1992 to September 30, 1993) and as Henley Properties Inc. (from December 1989 to July 16, 1992), is a real estate development company with properties principally in Southern California, as well as New Hampshire. The principal activity of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company") has been to obtain zoning and other entitlements for land it owns and to improve the land principally for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to home builders; or participate in joint ventures with other developers, investors or home builders to finance and construct infrastructure and homes.

    With the acquisition of the domestic real estate development business of The Koll Company on September 30, 1993, the Company's principal activities have been expanded to include providing commercial, industrial, retail and residential real estate development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis, through its current offices throughout California, and in Seattle, Dallas and Denver. The Company intends to consider additional real estate acquisition opportunities; however, over the next two years the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

    The Company's executive offices are located at 4343 Von Karman Avenue, Newport Beach, California 92660 (telephone: (714) 833-3030).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    BOLSA CHICA. The Bolsa Chica property is the principal property in the Company's portfolio. The Company owns approximately 1,200 acres of the 1,700 acres of undeveloped Bolsa Chica land located on the Pacific Ocean in northwestern Orange County, California. Bolsa Chica is bordered on the north and east by residential development, to the south by open space and residential development, and to the west by the Pacific Coast Highway and the Bolsa Chica State Beach. Bolsa Chica is one of the last large undeveloped coastal properties in Southern California, approximately 35 miles south of downtown Los Angeles.

    In 1986, the California State Coastal Commission certified a local coastal program/land use plan for the Bolsa Chica property, which was subject to the satisfaction of certain conditions, including presentation of favorable economic, environmental and physical feasibility studies. The proposed development of the Bolsa Chica property as a marina/residential development provoked substantial controversy and highlighted public awareness of an earlier lawsuit related to the potential impact of development on the environmentally sensitive wetland areas, among other issues. In order to achieve a public consensus on the plans for Bolsa Chica's development and to expedite development of the property, in November 1988 the Company helped organize the Bolsa Chica Planning Coalition (the "Coalition"), consisting of representatives of the Company, city, county and state officials, and the Amigos de Bolsa Chica, a local environmental organization which had previously opposed the project and was a party to the earlier lawsuit. The objective of the Coalition was to consider alternative land use plans for Bolsa Chica. In 1989, the Coalition reached an agreement in principle on a concept plan permitting the development of an oceanfront residential community featuring protected wetlands (the "Coalition Plan"). The parties to the litigation also dismissed the litigation which had halted development of Bolsa Chica.

    In November 1991, in accordance with the Coalition Plan, the Company announced its plan to develop a master planned community of approximately 4,900 homes at Bolsa Chica, including approximately 4,300 units on the Company's land. The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices. In September 1992, environmental impact documents for the Bolsa Chica project's master planned community were released by the City of Huntington Beach, California, and the U.S. Army Corps of Engineers for a ninety-day public comment period which concluded in December 1992. In March 1993, the Company transferred local processing of the Coalition Plan to the County of Orange in order to integrate the Bolsa Chica regional park and wetlands restoration with the rest of the land use planning. Given the extent of comments received from the public, including a variety of state and federal agencies, the County of Orange recirculated a revised draft of the environmental impact report in December 1993, for public omment which concluded on February 18, 1994. The revised draft contains an in-depth analysis of an alternative plan which includes 3,500 homes, in addition to the in-depth analysis of the Coalition Plan.

    Despite efforts to date in the Bolsa Chica entitlement process, the Company has not yet obtained any of the final approvals from local, state or federal governmental entities that are required for development of the project. Due to a number of factors beyond the Company's control, including possible objections to the Coalition Plan by various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, such approvals could be delayed substantially. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in the first half of 1995 and to begin infrastructure construction in the second half of 1995, depending on economic and market conditions. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

    EAGLE CREST. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 860-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course. The golf course opened during May 1993. Construction of the remaining infrastructure and the permanent clubhouse has been deferred until the residential market for trade-up homes improves and financing for such infrastructure construction becomes available.

    FAIRBANKS HIGHLANDS. This property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. The property is located within an area designated by the City of San Diego as the "Future Urbanizing Area." The City of San Diego recently approved a "Framework Plan" which generally defines land use, locations and densities for the Future Urbanizing Area, subject to voter approval. The Framework Plan could allow development of significantly greater density (up to 800 residential units) on the Company's Fairbanks Highlands property if ultimately approved by the voters in June 1994, along with approximately 12,000 acres to be developed by neighboring landowners.

    WENTWORTH BY THE SEA. This project is currently being managed, at the direction of the Company, by a local real estate management and development company, with the objective of developing 130 new residential and vacation homes in New Hampshire, approximately 60 miles north of Boston. The project currently includes an 18-hole golf course, a 170-slip marina, 21 single-family detached condominium homes built by the previous owner and related commercial development. The Company began marketing the 21 existing homes in September 1993, and since then four homes have been sold and nine additional homes are in escrow. The Company is continuing to hold discussions with a community group interested in purchasing and restoring the original Wentworth Hotel, which closed in 1981.

    OTHER PROPERTIES. The Company owns various other commercial and industrial properties in Southern California, including land zoned for commercial/industrial use in Coronado, Rancho Murrieta and Signal Hill, California. All of these properties are currently held for sale, subject to market conditions.

    PROPERTY DISPOSITIONS. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1992 and 1993.

ENVIRONMENTAL AND REGULATORY MATTERS

    Before the Company can develop a property, it must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to difficulties in obtaining necessary governmental approvals.

    As more fully described above, the Company is in the process of seeking the necessary local, state and federal approvals and permits to begin development of its Bolsa Chica property. The Company reached an agreement in 1989 on the Coalition Plan, and the Company's goal is to obtain the necessary approvals in the first half of 1995. Nevertheless, the approval process for the Bolsa Chica property remains subject to the uncertainties described above, and there is no assurance that such approvals will ultimately be obtained or will not be substantially delayed. Failure to obtain such approvals would have, and a substantial delay in obtaining such approvals could have, a material adverse effect on the Company.

    The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. Although the Company believes that its operations are in general compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. However, the Company does not believe that such costs will have a material adverse effect on its business or financial condition, including current environmental litigation discussed in Part I, Item 3 -- "Legal Proceedings" and the potential remediation expenditures required in connection with certain indemnity obligations discussed below in "Corporate Indemnification Matters."

CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. See Note 9 "Income Taxes -- Tax Sharing Agreements" in Notes to Financial Statements on pages F-20 to F-21 of this Annual Report. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessor and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    Abex Inc. ("Abex") and the Company have agreed that, following the Company's 1992 merger with The Henley Group, Inc., each company will be responsible for environmental liabilities relating to its existing, past and future assets and businesses and will indemnify the other in respect thereof.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied-Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied-Signal has, through UOP, asserted a contractual indemnification claim against the Company for claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a cleanup plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of approximately $7.2 million. EPA estimates that it has spent in excess of $2 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. Settlement negotiations between the Company, on behalf of UOP, and EPA resumed shortly thereafter and are ongoing.

EMPLOYEES

    As of March 1, 1994, the Company and its subsidiaries had approximately 92 employees.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Certain of the executive officers of the Company are also executive officers of The Koll Company ("Koll") and its affiliates. Accordingly, they will devote less than all of their working time to the businesses of the Company. Set forth below is information with respect to each executive officer.

NAME AND TITLE                  AGE*             BUSINESS EXPERIENCE
- ------------------------------  ----  ------------------------------------------
Donald M. Koll                   61   Chairman of the Board of the Company since
Chairman of the Board                 March 1993. Managing Director-President
                                      and a director of the Company from 1990 to
                                      1992. Chairman of the Board and Chief
                                      Executive Officer of Koll (general
                                      contracting and international real estate
                                      development) and Chairman of the Board of
                                      Koll Management Services, Inc. ("KMS")
                                      (real estate management) since prior to
                                      1989.
Ray Wirta                        50   Vice Chairman of the Board and Chief
Vice Chairman of the Board and        Executive Officer of the Company since
Chief Executive Officer               March 1993. Vice Chairman of the Board and
                                      Chief Executive Officer of KMS and
                                      President and Chief Operating Officer of
                                      Koll since prior to 1989.
Richard M. Ortwein               52   President of the Company since October
President                             1993. President, Southern California
                                      Division of Koll since prior to 1989.
                                      Executive Vice President of KMS from 1991
                                      to 1993, and director of KMS from 1992 to
                                      March 1994.
Raymond J. Pacini                38   Secretary of the Company since December
Executive Vice President,             1993; Executive Vice President since March
Chief Financial Officer,              1993; Vice President, Chief Financial
Treasurer and Secretary               Officer and Treasurer of the Company since
                                      1992. Managing Director of the Company
                                      from 1990 to 1992. Director of Financial
                                      Reporting for The Henley Group, Inc.
                                      during 1989. Executive Vice President and
                                      Chief Financial Officer of KMS from March
                                      to November 1993.

- ------------------------
* Ages as of April 1, 1994

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located in Newport Beach, California. The Company and each of its subsidiaries believe that their properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on the Company's results of operations.

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

PROPERTY                  LOCATION               ACRES   PRESENT OR PLANNED USE
- -----------------------   --------------------   -----   -----------------------
Newport Beach*            Newport Beach, CA       --     Headquarters
Bolsa Chica               Huntington Beach, CA   1,200   Oceanfront residential
                                                          community
Eagle Crest               Escondido, CA            860   Golf/residential
                                                          community
Fairbanks Highlands       San Diego, CA            390   Residential community
Wentworth By The Sea      New Castle & Rye, NH     275   Resort/residential
                                                          community/golf/marina
Michigan Land             Upper Peninsula, MI    3,900   Resort/residential lots
Grand Caribe Isle**       Coronado, CA               5   Commercial land
Rancho Murrieta           Murrieta, CA              20   Commercial/industrial
 Business Park                                            land
Signal Hill               Signal Hill, CA            2   Commercial/industrial
                                                          land

- ------------------------
 * Leased
** Ground lease

ITEM 3.  LEGAL PROCEEDINGS

    The owners of undeveloped real property located in San Diego County sued Signal Landmark, a subsidiary of the Company ("Signal"), in San Diego Superior Court, in May 1990, alleging that Signal had deposited contaminated soils on their property and was liable under theories of nuisance, negligence, trespass and strict liability. The plaintiffs sought general damages in the amount of approximately $40 million and, additionally, punitive damages in an unspecified amount, plus prejudgment interest and costs. On August 5, 1991, the plaintiffs filed a complaint in federal court against Signal, the Company and several other parties asserting claims under CERCLA seeking essentially the same relief sought in the state action.

    In April 1992, a jury awarded the plaintiffs damages in the amount of $2.5 million following a trial in the state action. Signal appealed the verdict in the state action and posted a bond and cash collateral of $3.75 million in August 1992. On March 5, 1993, Signal reached an agreement in principle with the plaintiffs in such litigation to settle both the federal and state actions. On July 2, 1993, the Federal Court for The Southern District of California approved the settlement under the terms of which funds from such cash collateral account were disbursed approximately as follows: 1) $1.3 million deposited in trust for remediation expenditures, 2) $1.3 million disbursed to the plaintiffs, and 3) $1.1 million returned to Signal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following tables set forth information with respect to bid quotations for the Class A Common Stock of the Company for the periods indicated as reported by NASDAQ. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                             HIGH        LOW
                                                                           ---------  ---------
1993
First Quarter............................................................  $    .343  $    .188
Second Quarter...........................................................       .313       .125
Third Quarter............................................................       .219       .063
Fourth Quarter...........................................................       .969       .125
1992
First Quarter............................................................  $   1.250  $    .625
Second Quarter...........................................................      1.000       .250
Third Quarter............................................................       .375       .094
Fourth Quarter...........................................................       .282       .094

    The number of holders of record of the Company's Class A Common Stock as of March 1, 1994 was approximately 28,000. The Company has not paid any cash dividends on its Class A Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Class A Common Stock. Such dividend policy is and will continue to be subject to prohibitions on the declaration or payment of dividends contained in debt agreements of the Company. See Note 7 -- Notes to Financial Statements on pages F-17 to F-18 of this Annual Report, which
Note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The Selected Financial Data with respect to the Company and its subsidiaries are set forth on pages F-1 to F-2 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages F-3 to F-6 of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS.   The  information  appearing  under  the  caption  "Election  of
Directors" of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                            PAGE
                                                                            ----
Selected Financial Data.................................................     F-1
Management's Discussion and Analysis of Financial Condition and Results
 of Operations..........................................................     F-3
Independent Auditors' Report -- Deloitte & Touche.......................     F-7
Independent Auditors' Report -- Kenneth Leventhal & Company.............     F-8
Balance Sheets as of December 31, 1992 and 1993.........................     F-9
Statements of Operations for the Years Ended December 31, 1991, 1992 and
 1993...................................................................    F-10
Statements of Cash Flows for the Years Ended December 31, 1991, 1992 and
 1993...................................................................    F-11
Statements of Changes in Stockholders' Equity for the Three Years Ended
 December 31, 1993......................................................    F-12
Notes to Financial Statements...........................................    F-13

    (2) Financial Statement Schedules:

    All schedules have been omitted since they are not applicable, not required, or the information is included in the financial statements or notes thereto.

    (3) Listing of Exhibits:

 3.01       Restated   Certificate   of   Incorporation   of   the   Registrant,
            incorporated by reference to Exhibit 3.01 to the Registrant's Annual
            Report on Form 10-K for 1992.
 3.02       Amended  By-Laws  of the  Registrant,  incorporated by  reference to
            Exhibit 3.02  to the  Registrant's Annual  Report on  Form 10-K  for
            1992.
 4.01       Restated  Certificate of  Incorporation of the  Registrant (filed as
            Exhibit 3.01).
 4.02       Amended By-Laws of the Registrant (filed as Exhibit 3.02).
 4.03       Second Amended and Restated Credit Agreement between the  Registrant and  Bank of America National Trust and Savings Association dated as of July 16, 1992, incorporated by  reference to Exhibit 4.03 to  the
            Registrant's Annual Report on Form 10-K for 1992.
 4.04       1992  Restatement of Credit Agreement (the "Credit Agreement") dated as of July 16, 1992 among Great Island Trust Partnership,  Wentworth
            By The Sea, Inc., and The First

            National  Bank of Boston, for itself and as agent (the "Agent"), and
            Wentworth  Holdings,  Inc.,   and  Wentworth   Holdings  II,   Inc.,
            incorporated by reference to Exhibit 4.04 to the Registrant's Annual
            Report on Form 10-K for 1992.
 4.04A      1992  Amendment No. 1  to the Credit Agreement  dated as of December
            30,  1992,  incorporated  by  reference  to  Exhibit  4.04A  to  the
            Registrant's Annual Report on Form 10-K for 1992.
 4.05       1992  Restatement of Guarantee Agreement  between the Registrant and the Agent dated as  of July 16, 1992,  incorporated by reference  to
            Exhibit  4.05 to  the Registrant's  Annual Report  on Form  10-K for
            1992.
 4.06       Additional Guarantee Agreement dated as of July 16, 1992 between the
            Registrant and the Agent, incorporated by reference to Exhibit  4.06 to the Registrant's Annual Report on Form 10-K for 1992.
 4.07       Indenture  dated as  of July  15, 1992  for 12%  Senior Subordinated
            Pay-In-Kind Debentures  Due  March 15,  2002  ("Senior  Subordinated
            Debentures"),  issued by  the Registrant in  the aggregate principal amount of $127,550,000, incorporated by reference to Exhibit 4.08 to the Registrant's Annual Report on Form 10-K for 1992.
 4.08       Indenture dated as of July 15, 1992 for 12% Subordinated Pay-In-Kind
            Debentures Due March 15,  2002, ("Subordinated Debentures"),  issued by  the Registrant in the aggregate principal amount of $75,688,000, incorporated by reference to Exhibit 4.09 to the Registrant's Annual
            Report on Form 10-K for 1992.
 4.09       Form of Senior Subordinated Debentures (included in Exhibit 4.07).
 4.10       Form of Subordinated Debentures (included in Exhibit 4.08).
10.01       Tax Sharing Agreement  dated as  of December 18,  1989, between  the
            Registrant  and The Henley Group, Inc. ("Henley Group") incorporated by reference to Exhibit 10.03  to the Registrant's Annual Report  on
            Form 10-K for 1989.
10.02       Tax  Sharing  Agreement  dated  as  of  December  15,  1988, between
            Wheelabrator Technologies,  Inc. (formerly  The Wheelabrator  Group,
            Inc.)  ("WTI")  and the  Registrant  ("WTI Tax  Sharing Agreement"),
            incorporated by reference  to Exhibit  10.02 to Amendment  No. 3  on
            Form 8 to the Registrant's Registration Statement on Form 10.
10.02A      Amendment  No. 1  to WTI  Tax Sharing  Agreement dated  February 14,
            1994.*
10.03       1988 Stock Plan for  Executive Employees of  the Registrant and  its
            Subsidiaries,   incorporated  by  reference   to  Exhibit  10.12  to
            Amendment No. 3 on Form 8 to the Registrant's Registration Statement
            on Form 10.
10.03A      1993 Stock Option/Stock Issuance Plan.*
10.04       Restricted Stock Plan for Non-Employee Directors of the  Registrant,
            incorporated  by  reference  to Exhibit  10.13  to  the Registrant's
            Registration Statement on Form 10.
10.05       Deferred  Compensation  Plan  for  Non-Employee  Directors  of   the
            Registrant,  incorporated  by  reference  to  Exhibit  10.14  to the
            Registrant's Registration Statement on Form 10.
10.06       Retirement  Plan  for  Non-Employee  Directors  of  the  Registrant,
            incorporated  by  reference  to Exhibit  10.15  to  the Registrant's
            Registration Statement on Form 10.
10.07       Retirement Plan  of the  Registrant,  incorporated by  reference  to
            Exhibit  10.16  to Amendment  No. 3  on Form  8 to  the Registrant's
            Registration Statement on Form 10.
10.07A      Amendment to Retirement  Plan of  the Registrant  dated December  8,
            1993*.
10.08       Koll Company 401(k) Plus Plan and Trust Agreement dated July 1, 1989 under  which the  Registrant elected  to participate  as an employer effective as of October 1, 1993*.

10.09       Restated Environmental Matters Agreement dated as of July 28,  1989, among  a predecessor to the Registrant, Allied-Signal, New Hampshire
            Oak,  Fisher  Scientific  Group   Inc.  ("Fisher  Group")  and   the
            Registrant,  incorporated  by  reference  to  Exhibit  10(b)  to the
            Registrant's quarterly report  on Form  10-Q for  the quarter  ended
            June   30,  1989  as  amended  by  the  Assignment,  Assumption  and
            Indemnification Agreement dated as of  December 21, 1989, among  the
            Registrant,  Henley Group, New Hampshire  Oak, Fisher Group, WTI and
            Allied-Signal, incorporated  by reference  to Exhibit  10.21 to  the
            Registrant's Annual Report on Form 10-K for 1989.
10.10       Environmental  Expenditures  Agreement dated  as  of July  28, 1989, among the  Registrant,  WTI, New  Hampshire  Oak and  Fisher  Group,
            incorporated  by  reference  to Exhibit  10(b)  to  the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 as amended by Assignment and Assumption  Agreement dated as of  January
            1,  1990,  among the  Registrant, Henley  Group, New  Hampshire Oak,
            Fisher  Group,  WTI  and  Henley  Holdings,  Inc.,  incorporated  by reference to Exhibit 10.22 to the Registrant's Annual Report on Form
            10-K for 1989.
10.11       Option  Agreement dated December 30,  1992, among Wentworth Holdings
            Inc., NC Holding Company, WLP Holding Company and Wentworth Holdings
            II  Inc.,  incorporated  by  reference  to  Exhibit  10.13  to   the
            Registrant's Annual Report on Form 10-K for 1992.
10.12       Transition   Agreement  dated  as  of  July  16,  1992  ("Transition
            Agreement"), among  Henley  Group,  the Registrant  and  Abex  Inc., incorporated  by  reference  to Exhibit  10.14  to  the Registrant's
            Annual Report on Form 10-K for 1992.
10.12A      Amendment to Transition Agreement dated April 1, 1993.*
10.13       Tax Sharing  Agreement dated  as of  June 10,  1992, between  Henley
            Group  and Abex Inc., incorporated by  reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for 1992.
10.14       Conditional Guarantee dated  as of  July 9, 1992,  among Abex  Inc.,
            Henley  Group,  the  Registrant and  Allied-Signal,  incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form
            10-K for 1992.
10.15       Reimbursement Agreement  dated as  of July  16, 1992,  among  Henley
            Group,  the Registrant and  Abex Inc., incorporated  by reference to
            Exhibit 10.17 to  the Registrant's  Annual Report on  Form 10-K  for
            1992.
10.16       Pension  Agreement dated as of July  16, 1992, among the Registrant,
            Henley Group and  Abex Inc.,  incorporated by  reference to  Exhibit
            10.18 to the Registrant's Annual Report on Form 10-K for 1992.
10.17       Option  Agreement dated as of July  16, 1992, between the Registrant and Abex Inc.,  incorporated by  reference to Exhibit  10.19 to  the
            Registrant's Annual Report on Form 10-K for 1992.
10.17A      Option  Termination  Agreement  dated August  27,  1993  between the
            Registrant and Abex Inc., incorporated by reference to Exhibit  10.1 to  Registrant's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1993.
10.18       Asset Purchase Agreement ("Asset  Agreement") dated as of  September
            30,  1993 between the Registrant  and The Koll Company, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1993.
10.18A      Amendment No. 1  to the  Asset Agreement  dated as  of December  29,
            1993.*
10.19       Stock Purchase Agreement ("Stock Agreement") dated December 17, 1993 between the Registrant, certain of its subsidiaries and Libra Invest
            & Trade Ltd.*

10.19A      Amendment  No. 1  to the  Stock Agreement  dated as  of February 15,
            1994.*
10.20       Exchange Agreement dated  December 17, 1993  between the  Registrant and Libra Invest & Trade Ltd.*
10.21       Financing  and Accounting  Services Agreement dated  as of September
            30, 1993 between the Registrant and The Koll Company.*
10.22       Management  Information   Systems  and   Human  Resources   Services
            Agreement  dated as of September 30, 1993 between the Registrant and
            Koll Management Services, Inc.*
10.23       License Agreement dated September  30, 1993 between the  Registrant,
            The  Koll Company and Mr. Donald  M. Koll, incorporated by reference to Exhibit 10.3 to  Registrant's Quarterly Report  on Form 10-Q  for
            the quarter ended September 30, 1993.
10.24       Sublease  Agreement dated September 30,  1993 between the Registrant and The Koll Company.*
21.01       Subsidiaries of the Registrant.*

- ------------------------
* Filed herewith.

    (b) Reports on Form 8-K:

    Report on Form 8-K dated December 17, 1993, reporting under Item 5 Other Events, regarding (i) the disposition of Lake Superior Land Company to Libra Invest & Trade Ltd. ("Libra"), and; (ii) the issuance of common stock to Libra in exchange for Libra's subordinated debentures of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1994                      KOLL REAL ESTATE GROUP, INC.

                                          By:        /s/ RAYMOND J. PACINI

                                            ------------------------------------
                                                     Raymond J. Pacini
                                             Executive Vice President -- Chief
                                                     Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                          TITLE                  DATE
- -----------------------------------  ---------------------------  --------------
        /s/ DONALD M. KOLL           Chairman of the Board        March 30, 1994
- -----------------------------------
         (Donald M. Koll)
           /s/ RAY WIRTA             Vice Chairman of the Board   March 30, 1994
- -----------------------------------   and Chief Executive
            (Ray Wirta)               Officer (Principal
                                      Executive Officer)
       /s/ RAYMOND J. PACINI         Executive Vice President     March 30, 1994
- -----------------------------------   and Chief Financial
        (Raymond J. Pacini)           Officer (Principal
                                      Financial Officer)
     /s/ HAROLD A. ELLIS, JR.        Director                     March 30, 1994
- -----------------------------------
      (Harold A. Ellis, Jr.)
        /s/ PAUL C. HEGNESS          Director                     March 30, 1994
- -----------------------------------
         (Paul C. Hegness)
       /s/ J. THOMAS TALBOT          Director                     March 30, 1994
- -----------------------------------
        (J. Thomas Talbot)
       /s/ MARCO F. VITULLI          Director                     March 30, 1994
- -----------------------------------
        (Marco F. Vitulli)

                          KOLL REAL ESTATE GROUP, INC.
                            SELECTED FINANCIAL DATA

    The following selected financial data of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company") should be read in conjunction with the financial statements included elsewhere herein. The financial statements for the year ended December 31, 1989 do not necessarily reflect the results of operations of the Company had it been a separate, stand-alone company. For further discussion of the formation of the Company and the basis of presentation see the Notes to Financial Statements.

                                                                              YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1989       1990       1991       1992       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance Sheet Data:
  Cash and cash equivalents and short-term investments (a)....  $    54.6  $    22.1  $     7.8  $    41.6  $    43.5
  Total assets (a)............................................      680.6      590.0      472.9      486.1      446.3
  Senior bank debt (b)........................................       75.0       95.3       82.4       65.4        7.0
  Nonrecourse debt (b)........................................       45.0       25.0       24.9     --         --
  Subordinated debentures (b).................................      144.0      161.5      184.7      165.1      134.9
  Total stockholders' equity (c)..............................      148.9      208.0      101.3      149.6      163.5
  Fully diluted shares outstanding at end of year.............       20.9       20.0       20.0       86.4       91.4
  Book value per fully diluted share..........................       7.12      10.40       5.07       1.73       1.79
Statement of Operations Data:
  Revenues (d),(e)............................................      123.0       97.0       34.7       28.3       16.7
  Income (loss) from continuing operations (e),(f)............        4.9       62.6     (105.5)     (41.9)     (20.1)
  Net income (loss) (f).......................................        6.4       64.7     (106.7)     (38.4)      14.3
Per common share:
  Income (loss) from continuing operations (c),(e),(f)........        .23       3.05      (5.27)     (1.44)      (.24)
  Net income (loss) (f),(g)...................................        .30       3.15      (5.33)     (1.32)       .17
Weighted average shares outstanding...........................       20.9       20.5       20.0       29.0       83.0

- ------------------------
(a) The decrease in total assets at December 31, 1990 is primarily due to asset sales and revaluations and the decrease in cash and cash equivalents, which primarily reflects the settlement of certain liabilities from available cash. The decrease in total assets at December 31, 1991 is primarily due to asset revaluations (Note 3) and the decrease in cash and cash equivalents, which primarily reflects principal repayments on senior bank debt. The increase in cash and cash equivalents and total assets at December 31, 1992 is primarily attributable to the 1992 merger with The Henley Group, Inc. (the "Merger")(Note 1), partially offset by the elimination of hotel assets from the Company's balance sheet in connection with the Long Beach Airport Marriott Hotel foreclosure. The decrease in total assets at December 31, 1993 is primarily due to the disposition of the Company's investment in Deltec Panamerica S.A. ("Deltec") and the sale of Lake Superior Land Company (Note 4).
(b) The increase in senior bank debt at December 31, 1990 reflects the consolidation of Wentworth By the Sea, and the decrease in nonrecourse debt at December 31, 1990 is due to the sale of a trash-to-energy facility. The decrease in senior bank debt at December 31, 1991 is due to principal repayments on such debt. The decreases in debt at December 31, 1992 reflect the elimination of nonrecourse debt from the Company's balance sheet in connection with the hotel foreclosure and the reduction of subordinated debentures and principal repayments on senior bank debt in connection with the Merger (Notes 1 and 7). The decrease in debt at December 31, 1993 reflects principal repayments on senior bank debt (Note
      7) and the exchange of subordinated debentures in connection with the sale of Lake Superior Land Company and issuance of 3.4 million shares of Class A Common Stock of the Company to Libra Invest & Trade Ltd. ("Libra") (Notes 4 and 7).

(c)   The  increase in equity  at December 31,  1992 reflects the  July 16, 1992
      Merger, partially offset  by the  net loss for  the year  then ended.  The increase  in equity at December 31, 1993 primarily reflects net income for the year then ended.
(d)   The decrease in 1990 revenues was principally due to decreased residential sales as a result of the  substantial completion and sale of the  Coronado
      Cays, California project, partially offset by increases in land sales. The decrease  in  1991 revenues  was primarily  due to  a further  decrease in residential sales at the Coronado Cays  project, as well as a decrease  in land  sales and  poor market conditions  in the real  estate industry. The decrease in 1992  revenues was principally  due to the  commencement of  a foreclosure  against the  Company's Long  Beach Airport  Marriott Hotel in
      September 1992 and lower hotel operating revenues prior to that date.  The decrease  in 1993 revenues is principally due  to a decrease in land sales and the absence of hotel revenues,  partially offset by revenues from  the
      Eagle  Crest golf  course which  opened in  May 1993  and development fees generated by the business acquired in September 1993 (Note 4).
(e)   Amounts have been reclassified to  present Lake Superior Land Company  and
      Deltec as discontinued operations.
(f)   Income  from  continuing operations,  net income  and earnings  per common share for  the year  ended December  31, 1990  include approximately  $104 million  ($5.07 per share) from the sale of the Company's interests in two trash-to-energy facilities, partially offset  by greater interest  expense related  to the Company's post  1989 capital structure, asset revaluations and costs  related  to  personnel reductions.  The  loss  from  continuing operations, net loss and loss per common share for the year ended December
      31,  1991 include approximately  $65 million ($3.24  per share) of charges related to asset  revaluations. The loss  from continuing operations,  net loss  and  loss per  common share  for  the year  ended December  31, 1992 reflect lower  interest expense  related to  lower debt  outstanding as  a result  of  the July  16,  1992 Merger  and  concurrent prepayment  of $15 million of senior  bank debt, along  with lower interest  rates. The  loss from  continuing operations for the year  ended December 31, 1993 reflects lower interest expense related to lower debt outstanding (Note 7), as well as $3 million  received upon termination  of a put  option agreement  with
      Abex  Inc.  and  a $2  million  insurance reimbursement  related  to costs incurred in 1992.  Net income  and net income  per common  share for  1993 reflect gains on the dispositions of Lake Superior Land Company and Deltec
      (Note 4) and an extraordinary gain on debt extinguishment (Notes 4 and 7).
(g)   The  1989 earnings  per-share amount is  based on the  assumption that the shares outstanding as of December 31, 1989 were outstanding since  January
      1,  1989. On July 16,  1992, approximately 19.7 million  shares of Class A
      Common Stock and  42.5 million  shares of  Series A  Preferred Stock  were issued  in connection with the Merger. The Series A Preferred Stock is not included in the loss  per share calculations for  1991 and 1992 since  the effect  is antidilutive. In December 1993,  the Company issued 3.4 million shares of  its  Class  A Common  Stock  in  exchange for  all  of  Libra's approximately  $10.6 million  in aggregate  principal amount  plus accrued interest of subordinated debentures  issued by the  Company (Note 4).  The
      1993  earnings per share  calculation includes these  newly issued shares, along with the Series A Preferred Stock and stock options outstanding.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The principal activity of the Company has been to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to home builders; or participate in joint ventures with other developers, investors or home builders to finance and construct infrastructure and homes. With the acquisition of the domestic real estate development business of The Koll Company on September 30, 1993, the Company's principal activities have been expanded to include providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis, through its current offices throughout California, and in Seattle, Dallas and Denver. The Company intends to consider additional real estate acquisition opportunities; however, over the next two years the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

    Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value (Note 2). The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of the nation's economy, and California's economy in particular, has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.

LIQUIDITY AND CAPITAL RESOURCES

    The principal assets remaining in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Sales of the Company's non-strategic assets, such as its 44% interest in Deltec Panamerica S.A. ("Deltec"), the LaJolla, California office buildings and Lake Superior Land Company (Note 4) have been pursued as a source of capital. During 1993, the Company generated an aggregate of approximately $97 million through the Lake Superior Land Company financing, the disposition of the Company's investment in Deltec and the sale of its LaJolla office buildings, and utilized $58.4 million of such proceeds to reduce outstanding senior bank debt. At December 31, 1993 the Company's cash, cash equivalents and short-term investments aggregated $43.5 million. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. Although the Company reported income in 1993 as a result of gains on dispositions and extinguishment of debt, it reported losses in 1991 and 1992, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to noncash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant. In addition, the Company was notified in March 1994 that a Stipulation of Settlement has been entered into between a predecessor company and the Internal Revenue Service regarding the settlement of an alleged tax deficiency that is the subject of certain tax sharing agreements (Note 9). The Company has been informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement, which the Company accrued for in December 1989. The Company is currently evaluating the scope of this claimed obligation under the settlement and potential sources of financing for such amount that the Company may ultimately be obligated to pay. However, there can be no assurance that any financing will be available, or that if available, it can be obtained on terms that are favorable to the Company and its stockholders. Given the limited availability of capital for real estate development under current conditions in the financial markets, the Company will be dependent primarily on cash and short-term investments on hand to fund project investments, and general and administrative costs during 1994 and 1995. However, if the Company is required to pay all or a significant portion of the $21 million claimed under the tax sharing agreements as discussed above, and any such amount is not financed, the Company will need to obtain other sources of financing or sell additional assets in order to meet projected cash requirements for the first quarter of 1995.

    In January 1993, Lake Superior Land Company, which was a wholly owned subsidiary of the Company at that time, sold $45 million of secured notes due May 1, 2012 to certain pension funds of the State of Michigan. The obligations under the note agreement are secured by all of the assets of Lake Superior Land Company, which principally consist of approximately 300,000 acres of timberlands and shorefront property on Lake Superior in Michigan and Wisconsin. Lake Superior Land Company dividended the proceeds to the Company, which used $21 million of the financing proceeds to make a principal prepayment in accordance with a term loan agreement with Bank of America.

    At December 31, 1993, the Company's only outstanding senior bank debt is due to the Bank of Boston in the principal amount of $7.0 million, under a term note due on July 31, 1995. The term note agreement with Bank of Boston requires additional principal prepayments to be made from the net proceeds from the sales of Wentworth and other assets. The term note agreement also requires additional principal repayments of $.2 million in the second half of 1994 and $.4 million in the first half of 1995, with any remaining balance due at maturity on July 31, 1995. Amounts outstanding under the term note bear interest at prime plus 1%. The term note agreement with Bank of Boston is secured by a first mortgage on the Wentworth property, stock pledge agreements of substantially all significant subsidiaries of the Company and first mortgages on certain other properties. The term note agreement contains certain restrictive covenants that prohibit the declaration or payment of dividends and limit, among other things,
(i) the incurrence of indebtedness, (ii) the making of investments, loans and advances, (iii) the creation or incurrence of liens on existing and future assets of Wentworth or its subsidiaries, (iv) stock repurchases, and (v) project development spending in excess of certain planned levels. The term note agreement also contains various financial covenants and events of default customary for such agreements.

FINANCIAL CONDITION

  DECEMBER 31, 1993 COMPARED WITH DECEMBER 31, 1992

    Cash, cash equivalents and short-term investments aggregated $43.5 million at December 31, 1993 compared with $41.6 million at December 31, 1992. The change in cash and cash equivalents reflects the activity presented in the Statements of Cash Flows and described below.

    The $15.9 million decrease in real estate held for development or sale is primarily due to the November 1993 sale of the Company's office properties in LaJolla, California, as well as the placement into service in May 1993 of the Eagle Crest golf course and its related reclassification to operating properties.

    The $25.0 million decrease in other assets primarily reflects the sale of the Company's investment in Deltec, partially offset by the acquisition of the domestic real estate development business of The Koll Company (Note 4).

    The $9.5 million increase in accounts payable and accrued liabilities primarily reflects reclassification of approximately $21 million in taxes payable from other liabilities in 1993 (Notes 8 and 9), partially offset by the 1993 payments of $7.6 million in income taxes (Note 9) and $3.2 million to settle shareholder litigation related to the July 1992 merger with The Henley Group, Inc. (the "Merger") (Note 1).

    The $58.4 million decrease in senior bank debt reflects principal prepayments to Bank of America and Bank of Boston in connection with Lake Superior Land Company's financing, the disposition of the Company's investment in Deltec (Note 4) and the sale of the Company's office properties in LaJolla, California.

    The $30.2 million decrease in subordinated debentures reflects the exchange of approximately $42.4 million in aggregate face amount of senior subordinated debentures held by Libra Invest & Trade Ltd. ("Libra") for the Company's Lake Superior Land Company subsidiary, and the exchange of approximately $10.6 million in aggregate face amount of subordinated debentures held by Libra for approximately 3.4 million shares of the Company's Class A Common stock (Notes 4 and 7), offset by payments of interest through the issuance of additional pay-in-kind debentures on March 15 and September 15, 1993 and the accrual of interest since September 15, 1993.

    The $25.4 million increase in other liabilities is principally due to the adoption of FAS 109 (Note 9), as well as the tax effect of the extraordinary gain on extinguishment of debt, partially offset by the reclassification of approximately $21 million in taxes payable to accounts payable and accrued liabilities.

  DECEMBER 31, 1992 COMPARED WITH DECEMBER 31, 1991

    Cash aggregated $41.6 million at December 31, 1992 compared with $7.8 million at December 31, 1991. The increase in cash principally reflects the Merger, along with the activity presented in the Statement of Cash Flows and described below. The Company received $58.3 million of cash in connection with the Merger, $15 million of which was used to repay senior bank debt on July 16, 1992 (Note 7).

    The $7.7 million decrease in real estate held for development or sale primarily reflects the sale of the Company's Ontario, California property for net cash proceeds of approximately $6.1 million and a $1.7 million note.

    The $35.2 million increase in other assets primarily reflects the Company's investment in Deltec as a result of the Merger (Note 1).

    On February 4, 1993, the Long Beach Airport Marriott Hotel (the "Hotel") was transferred to California Federal Bank ("CalFed") in a foreclosure sale. The foreclosure process was initiated as a result of the Hotel's inability to make its July 1992 interim interest payment deposits under a letter of credit reimbursement agreement with CalFed, which secured $25 million in principal amount of Industrial Revenue Bonds (the "Bonds") issued by the City of Long Beach on September 1, 1985 for construction of the Hotel. The Bonds and letter of credit were nonrecourse to an indirect subsidiary of the Company that previously owned the Hotel, and neither the Company nor any of its other subsidiaries was a party to, or a guarantor with respect to, these obligations. On September 15, 1992, the Company stipulated to the appointment of a receiver to control and manage the assets of the Hotel, and the receiver took control of the Hotel on September 16, 1992. Accordingly, the December 31, 1992 balance sheet reflects the elimination of $24.9 million in nonrecourse project debt of the Hotel, $.9 million of related Hotel liabilities, and a corresponding reduction in assets of $24.3 million, with the difference of $1.5 million reflected in other income in the 1992 statement of operations.

    The $30.7 million decrease in operating properties in 1992 principally reflects the elimination from the Company's balance sheet of the Hotel's assets as discussed above, along with the sale of the Company's Long Beach, California office building for approximately $6 million.

    The $8.4 million increase in accounts payable and accrued liabilities primarily reflects the classification of $7.6 million of obligations paid in January 1993 under the tax sharing agreement with a predecessor company, Wheelabrator Technologies Inc. ("WTI") (Note 9), as current at December 31, 1992.

    The   $41.0  million  increase  in   other  liabilities  primarily  reflects
liabilities received in connection with the Merger (Note 1), partially offset by the reclassification of certain tax liabilities as discussed above.

    The $17.0 million decrease in senior bank debt primarily reflects a $15.0 million principal prepayment in connection with the Merger (Note 7).

    The $19.6 million decrease in subordinated debentures reflects the $42.5 million book value reduction in connection with the Merger (Notes 1 and 7), partially offset by a $22.9 million increase related to pay-in-kind interest.

    The changes in stockholders' equity primarily reflect the issuance by the Company of preferred and common stock in connection with the Merger (Notes 2 and 13), partially offset by the net loss for the year.

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

  1993 COMPARED WITH 1992

    The $11.6 million decrease in revenues from $28.3 million in 1992 to $16.7 million in 1993 and the decrease in cost of sales from $26.5 million in 1992 to $16.3 million in 1993 were both principally related to the Company's 1992 sale of California properties in Ontario, Long Beach and Coronado, along with the February 1993 foreclosure sale of the Hotel, offset by the Company's sale in November 1993 of two office buildings located in LaJolla, California and revenues from golf operations and the domestic real estate development business acquired from The Koll Company (Note 4). The pro forma impact of this acquisition assuming it had occurred on January 1, 1993, would have been to increase the Company's revenues and income from continuing operations before income taxes and amortization of goodwill by $10.0 million and $2.4 million, respectively.

    The $1.8 million decrease in general and administrative expenses for 1993 as compared with 1992 was primarily attributed to reduced personnel and occupancy costs.

    The decrease in interest expense from $31.2 million in 1992 to $24.4 million in 1993 primarily reflects the reduction in outstanding subordinated debentures and senior bank debt in connection with the July 1992 Merger and the 1993 prepayments of senior bank debt (Note 7).

    The improvement in other expense (income), net from $2.9 million of expense for 1992 to $2.4 million of income for 1993 primarily reflects $3.0 million received in 1993 in connection with the termination of a put option agreement with Abex Inc. ("Abex"), a former subsidiary of The Henley Group, Inc., and a $2.0 million insurance reimbursement received in 1993 related to prior year environmental litigation costs.

    The Company adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes," in the first quarter of 1993, resulting in an increase in its deferred tax liability of $36.0 million through a charge to income at the time of adoption (Notes 2 and 9). Under this new accounting standard, the Company also recognized $10.4 million of tax benefits on continuing operations for the year ended December 31, 1993.

  1992 COMPARED WITH 1991

    The decrease in revenues from $34.7 million in 1991 to $28.3 million in 1992 and the decrease in cost of sales from $28.8 million in 1991 to $26.5 million in 1992 were both principally due to the commencement of foreclosure proceedings against the Hotel in September 1992, and lower Hotel operating revenues prior to that date.

    The decrease in gross operating margin from $5.9 million in 1991 to $1.8 million in 1992 is primarily attributable to lower margins on asset sales and lower Hotel operating margins in 1992 discussed above.

    The $3.3 million decrease in interest expense from 1991 to 1992 is primarily due to the reduction in outstanding subordinated debentures and senior bank debt in connection with the Merger, as well as lower interest rates on the senior bank debt.

    The change in other expense (income), net from $65.5 million of expense for 1991 to $2.9 million of expense for 1992 primarily reflects approximately $65 million of charges in 1991 related to asset revaluations.

  1991 COMPARED WITH 1990

    The decrease in revenues from $97.0 million in 1990 to $34.7 million in 1991, the decrease in cost of sales from $78.9 million in 1990 to $28.8 million in 1991, and the decrease in gross operating margin from $18.1 million in 1990 to $5.9 million in 1991, principally reflect the $42 million sale in 1990 of a 90% interest in approximately 3,500 acres of land on the island of Hawaii, along with the substantial completion of residential sales at Coronado Cays in 1990.

    The change in other expense (income), net from $97.5 million of income for 1990 to $65.5 million of expense in 1991 primarily reflects the gain on sale of the Company's interest in two trash-to-energy facilities to WTI in 1990 and asset revaluations in 1991.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Koll Real Estate Group, Inc.:

    We have audited the accompanying balance sheets of Koll Real Estate Group, Inc. (formerly The Bolsa Chica Company) as of December 31, 1993 and 1992 and the related statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1991 were audited by other auditors whose report, dated February 3, 1992, expressed an unqualified opinion on those statements and included explanatory paragraphs that described the uncertainties associated with the Company's ability to continue as a going concern and the inherent uncertainty involved in the process of estimating the net realizable value of its real estate properties.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such 1993 and 1992 financial statements present fairly, in all material respects, the financial position of Koll Real Estate Group, Inc. at December 31, 1993 and 1992 and the results of its operations and its cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

    The Company carries its real estate properties at the lower of cost or estimated net realizable value. As discussed in Note 2, the estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 6, the development of the Company's Bolsa Chica project is dependent upon obtaining various governmental approvals and various economic factors. Accordingly, the amount ultimately realized from such project may differ materially from the current estimate of net realizable value.

    As discussed in Note 9, the Company changed its method of accounting for income taxes in 1993. Also as discussed in Note 9, the Company was notified in March 1994 that a Stipulation of Settlement has been entered into between a predecessor company and the Internal Revenue Service regarding the settlement of an alleged tax deficiency that is the subject of certain tax sharing agreements. The Company has been informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement, which has been accrued in the Company's financial statements since December 1989.

DELOITTE & TOUCHE

San Diego, California
February 15, 1994 (March 28, 1994 as to the last paragraph of Note 9)

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Koll Real Estate Group, Inc.:

    We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Koll Real Estate Group, Inc. (formerly The Bolsa Chica Company and Henley Properties Inc.) for the year ended December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Koll Real Estate Group, Inc. for the year ended December 31, 1991 in conformity with generally accepted accounting principles.

    The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and must obtain significant capital for financing its real estate development activities and scheduled repayments of debt obligations during 1992. The uncertainties associated with the Company's ability to obtain sufficient capital, restructure its debt agreements and return to profitable operations raise substantial doubt about the Company's ability to continue as a going concern. The Company has announced a recapitalization and merger plan to deal with these matters. The financial statements referred to above do not include any adjustments that might result from the outcome of these uncertainties.

    The Company carries its real estate held for development or sale and land held for development at the lower of cost or estimated net realizable value. As discussed in Note 2, the estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions, the ability to achieve financing for its real estate development activities and the resolution of political, environmental and other related issues. Accordingly, ultimate realization of asset values may differ materially from amounts presently estimated.

                                                     KENNETH LEVENTHAL & COMPANY

Orange County, California
February 3, 1992

                          KOLL REAL ESTATE GROUP, INC.
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1992       1993
                                                               -------    -------
                                                                 (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................   $  41.6    $  21.8
Short-term investments......................................     --          21.7
Real estate held for development or sale....................      64.5       48.6
Operating properties, net...................................      24.4       16.3
Land held for development...................................     308.6      315.9
Other assets................................................      47.0       22.0
                                                               -------    -------
                                                               $ 486.1    $ 446.3
                                                               -------    -------
                                                               -------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................   $  21.3    $  30.8
  Senior bank debt..........................................      65.4        7.0
  Subordinated debentures...................................     165.1      134.9
  Other liabilities.........................................      84.7      110.1
                                                               -------    -------
    Total liabilities.......................................     336.5      282.8
                                                               -------    -------
Stockholders' equity:
  Series A (convertible redeemable nonvoting) Preferred
   Stock -- $.01 par value; 42,505,504 shares authorized and
   outstanding..............................................        .4         .4
  Class A (voting) Common Stock -- $.05 par value;
   625,000,000 shares authorized; 39,785,131 and 43,192,847
   shares outstanding, respectively.........................       2.0        2.2
  Class B (convertible nonvoting) Common Stock -- $.05 par
   value; 25,000,000 shares authorized and no shares
   outstanding..............................................     --         --
  Capital in excess of par value............................     228.7      230.0
  Deferred proceeds from stock issuance.....................     --          (1.5)
  Minimum pension liability.................................      (1.1)      (1.5)
  Accumulated deficit.......................................     (80.4)     (66.1)
                                                               -------    -------
    Total stockholders' equity..............................     149.6      163.5
                                                               -------    -------
                                                               $ 486.1    $ 446.3
                                                               -------    -------
                                                               -------    -------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                     For the Years Ended December
                                                                 31,
                                                    ------------------------------
                                                      1991       1992       1993
                                                    --------    -------    -------
                                                    (in millions, except per share
                                                               amounts)
Revenues:
  Asset sales.....................................  $   15.8    $  16.3    $  11.1
  Operations......................................      18.9       12.0        5.6
                                                    --------    -------    -------
                                                        34.7       28.3       16.7
                                                    --------    -------    -------
Costs of:
  Asset sales.....................................      12.1       15.5       11.1
  Operations......................................      16.7       11.0        5.2
                                                    --------    -------    -------
                                                        28.8       26.5       16.3
                                                    --------    -------    -------
Gross operating margin............................       5.9        1.8         .4
General and administrative expenses...............      11.4       10.7        8.9
Interest expense..................................      34.5       31.2       24.4
Other expense (income), net.......................      65.5        2.9       (2.4)
                                                    --------    -------    -------
Loss from continuing operations before income
 taxes............................................    (105.5)     (43.0)     (30.5)
Provision (benefit) for income taxes..............     --          (1.1)     (10.4)
                                                    --------    -------    -------
Loss from continuing operations...................    (105.5)     (41.9)     (20.1)
Discontinued operations:
  Income from operations, net of income taxes of
   $.5, $1.5 and $3.1, respectively...............        .8        3.5        5.8
  Gains on dispositions, net of income taxes of
   $1.4...........................................     --         --          41.0
                                                    --------    -------    -------
Income (loss) before extraordinary gain and
 cumulative effect of accounting changes..........    (104.7)     (38.4)      26.7
Extraordinary gain on extinguishment of debt, net
 of income taxes of $12.5.........................     --         --          23.6
Cumulative effect of accounting changes...........      (2.0)     --         (36.0)
                                                    --------    -------    -------
Net income (loss).................................  $ (106.7)   $ (38.4)   $  14.3
                                                    --------    -------    -------
Earnings (loss) per common share:
  Continuing operations...........................  $  (5.27)   $ (1.44)   $ (0.24)
  Discontinued operations.........................      0.04       0.12       0.56
  Extraordinary gain..............................     --         --          0.28
  Cumulative effect of accounting changes.........     (0.10)     --         (0.43)
                                                    --------    -------    -------
Net income (loss) per common share................  $  (5.33)   $ (1.32)   $  0.17
                                                    --------    -------    -------
                                                    --------    -------    -------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                     For the Years Ended December
                                                                 31,
                                                    ------------------------------
                                                      1991       1992       1993
                                                    --------    -------    -------
                                                            (in millions)
Cash flows from operating activities:
  Income (loss) before extraordinary gain and
   cumulative effect of accounting changes........  $ (104.7)   $ (38.4)   $  26.7
  Adjustments to reconcile to cash used by
   operating activities:
    Depreciation and amortization.................       3.7        2.7        1.2
    Non-cash interest expense.....................      23.2       22.9       21.9
    Non-cash asset revaluations...................      65.5      --         --
    Gains on asset sales..........................      (4.2)      (4.3)     --
    Gains on dispositions of discontinued
     operations...................................     --         --         (41.0)
    Proceeds from asset sales, net................      14.6       16.7       10.4
    Investments in real estate held for
     development or sale..........................      (9.5)      (3.1)      (3.8)
    Investment in land held for development.......      (6.7)      (5.6)      (7.3)
    Decrease (increase) in other assets...........      19.1        3.5      (10.0)
    Decrease in accounts payable, accrued and
     other liabilities............................       (.6)      (9.9)     (14.9)
    Other, net....................................      (1.8)       (.2)       (.2)
                                                    --------    -------    -------
      Cash used by operating activities...........      (1.4)     (15.7)     (17.0)
                                                    --------    -------    -------
Cash flows from investing activities:
  Purchase of short-term investments..............     --         --         (21.7)
  Sale of fixed assets............................     --           8.2      --
  Acquisition of real estate development
   business.......................................     --         --          (9.8)
  Sale of equity investment.......................     --         --          43.7
                                                    --------    -------    -------
      Cash provided by investing activities.......     --           8.2       12.2
                                                    --------    -------    -------
Cash flows from financing activities:
  Net proceeds from nonrecourse debt..............     --         --          43.4
  Proceeds from Merger............................     --          58.3      --
  Repayments of senior bank debt..................     (12.9)     (17.0)     (58.4)
                                                    --------    -------    -------
      Cash provided (used) by financing
       activities.................................     (12.9)      41.3      (15.0)
                                                    --------    -------    -------
Net increase (decrease) in cash and cash
 equivalents......................................     (14.3)      33.8      (19.8)
Cash and cash equivalents -- beginning of year....      22.1        7.8       41.6
                                                    --------    -------    -------
Cash and cash equivalents -- end of year..........  $    7.8    $  41.6    $  21.8
                                                    --------    -------    -------
                                                    --------    -------    -------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 DEFERRED
                                                                                 PROCEEDS     RETAINED
                                                        CAPITAL IN    MINIMUM      FROM       EARNINGS
                                 PREFERRED     COMMON   EXCESS OF     PENSION      STOCK    (ACCUMULATED
                                   STOCK       STOCK    PAR VALUE    LIABILITY   ISSUANCE     DEFICIT)      TOTAL
                                ------------ ---------- ----------  -----------  ---------  ------------  ---------
                                                                   (IN MILLIONS)
Balance, December 31, 1990.....      --             1.0     142.3       --          --             64.7       208.0
  Net loss.....................      --          --        --           --          --           (106.7)     (106.7)
                                ------------ ---------- ----------  -----------  ---------  ------------  ---------
Balance, December 31, 1991.....      --             1.0     142.3       --          --            (42.0)      101.3
  Net loss.....................      --          --        --           --          --            (38.4)      (38.4)
  Minimum pension liability....      --          --        --             (1.1)     --          --             (1.1)
  Merger.......................           .4        1.0      86.4       --          --          --             87.8
                                ------------ ---------- ----------  -----------  ---------  ------------  ---------
Balance, December 31, 1992.....           .4        2.0     228.7         (1.1)     --            (80.4)      149.6
  Net income...................      --          --        --           --          --             14.3        14.3
  Minimum pension liability....      --          --        --              (.4)     --          --              (.4)
  Deferred proceeds from stock
   issuance....................      --              .2       2.0       --           (2.2)      --           --
  Valuation adjustment to
   deferred proceeds from stock
   issuance....................      --          --           (.7)      --             .7       --           --
                                ------------ ---------- ----------  -----------  ---------  ------------  ---------
Balance, December 31, 1993.....          $.4       $2.2    $230.0        $(1.5)     $(1.5)       $(66.1)     $163.5
                                ------------ ---------- ----------  -----------  ---------  ------------  ---------
                                ------------ ---------- ----------  -----------  ---------  ------------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BASIS OF PRESENTATION
    On December 31, 1989, The Henley Group, Inc. separated its business into two public companies through a distribution to its Class A and Class B common stockholders of all of the common stock of a newly formed Delaware corporation to which The Henley Group, Inc. had contributed its non-real estate development operations, assets and related liabilities. The new company was named The Henley Group, Inc. ("Henley Group") immediately following the distribution. The remaining company was renamed Henley Properties Inc. ("Henley Properties") and consisted of the real estate development business and assets of Henley Group.

    On July 16, 1992, a subsidiary of Henley Properties merged with and into Henley Group (the "Merger") and Henley Group became a wholly owned subsidiary of Henley Properties. Henley Properties, through its Henley Group subsidiary, received in the Merger net assets having a book value as of July 16, 1992 of approximately $45.3 million, consisting of approximately $103.6 million of assets, including $58.3 million of cash and a 44% interest in Deltec Panamerica S.A. ("Deltec"), and $58.3 million of liabilities. In connection with the Merger, Henley Properties was renamed The Bolsa Chica Company.

    On September 30, 1993, a subsidiary of The Bolsa Chica Company acquired the domestic real estate development business and related assets of The Koll Company (Note 4). In connection with this acquisition, The Bolsa Chica Company was renamed Koll Real Estate Group, Inc. (the "Company").

    Immediately prior to the July 1992 Merger, Henley Group distributed to its stockholders among other consideration (the "Distribution"), in respect of each share of its outstanding common stock (the "Henley Group Common Stock"): (i) $6.00 aggregate principal amount of the 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 of the Company (the "Senior Subordinated Debentures"); and (ii) $1.50 aggregate principal amount of the 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 of the Company (the "Subordinated Debentures", and, together with the Senior Subordinated Debentures, the
"Debentures"). Approximately $159.4 million aggregate principal amount of the Debentures were distributed in the Distribution and approximately $43.8 million aggregate principal amount of the Debentures were retained by the Company's Henley Group subsidiary in the Merger. In the Merger, Henley Group stockholders also received, in respect of each share of Henley Group Common Stock, the following securities of the Company: (i) two shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"); and (ii) one share of Class A Common Stock (the "Class A Common Stock").

    Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES
    The accompanying financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  STATEMENTS OF CASH FLOWS

    For purposes of the Statements of Cash Flows, all highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

  EARNINGS PER COMMON SHARE

    In connection with the Merger, on July 16, 1992, the Company issued approximately 19.7 million shares of its Class A Common Stock and 42.5 million shares of its Series A Preferred Stock.

    On December 17, 1993, the Company issued 3.4 million shares of its Class A Common Stock to Libra Invest & Trade Ltd. ("Libra") in exchange for all of Libra's approximately $10.6 million in aggregate principal amount of Subordinated Debentures plus accrued interest.

    The weighted average numbers of common shares outstanding for the years ended December 31, 1991, 1992, and 1993 were 20.0 million, 29.0 million, and
83.0    million,    respectively.   The    Series    A   Preferred    Stock   is

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not included in the loss per share calculation for 1991 and 1992 because the effect is antidilutive. The 1993 earnings per share calculation includes the Series A Preferred Stock and the effect of 5.7 million shares of common and preferred stock granted under the 1988 Stock Option Plan (Note 14).

  SHORT-TERM INVESTMENTS

    The Company accounts for short-term investments at the lower of cost or market value.

  REAL ESTATE

    Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value. The estimation process involved in the determination of net realizable value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate net realizable values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The cost of sales of multi-unit projects is computed using the relative sales value method. Direct construction costs are accumulated by phase, using the specific identification method; land and all other common costs are allocated between phases benefited, using area or unit methods. These methods do not differ significantly from the relative sales value method. Interest, carrying costs, indirect general and administrative costs that relate to several real estate projects and property taxes are capitalized to projects during their development period.

    No interest expense incurred during the years ended December 31, 1991, 1992, and 1993 was capitalized.

    Operating properties are generally depreciated using estimated lives that range principally from 5 to 30 years. For financial statement purposes, depreciation is computed utilizing the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods based on allowable useful lives. Accumulated depreciation amounted to $12.6 million and $9.7 million at December 31, 1992 and 1993, respectively.

    The Company's rental operations consist primarily of the leasing of office and marina space and all of the Company's leases are classified as operating leases. Such leases are generally for periods of up to 5 years.

  INTANGIBLE ASSETS

    Goodwill, which represents the difference between the purchase price of a business acquired in 1993 (Note 4) and the related fair value of net assets acquired, is amortized on a straight-line basis over 15 years. Goodwill of $8.7 million as of December 31, 1993 is included in other assets.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," ("FAS 106") was implemented by the Company on the immediate recognition basis effective January 1, 1991 resulting in a $2 million charge to earnings. This standard requires that the cost of these benefits, which are primarily health care related, be recognized in the financial statements during each employee's active working career. The Company's previous practice was to charge these costs to expense as they were paid. As of December 31, 1993 the accrued unfunded costs totalled $1.5 million.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  INCOME TAXES

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 supersedes both APB Opinion No. 11 and FAS No. 96, "Accounting for Income Taxes." With the adoption of FAS 109 in the first quarter of 1993, the Company changed to the liability method of accounting for income taxes, which resulted in an increase in its deferred tax liability of approximately $36 million, through a charge to income (Note 9). Also see Note 9 for a discussion of the tax sharing agreements with Abex Inc.("Abex") and Wheelabrator Technologies Inc. ("WTI").

  RECOGNITION OF REVENUES

    Sales are recorded using the full accrual method when title to the real estate sold is passed to the buyer and the buyer has made an adequate financial commitment. When it is determined that the earning process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting.

NOTE 3 -- ASSET REVALUATIONS
    During the fourth quarter of 1991, the Company recorded approximately $65 million of charges for the revaluation of certain assets, including goodwill. Management believes that these revalued amounts better reflected market values based on real estate market conditions and the Company's plan to sell certain non-strategic assets.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

    On August 27, 1993 the Company disposed of its entire 44% interest in Deltec for $43.7 million in net cash proceeds, resulting in a gain of $1.9 million. Discontinued operations for the years ended December 31, 1992 and 1993 also includes $.9 million and $4.2 million of net income through the date of disposition. The Company used $23.8 million of the proceeds to make principal prepayments in accordance with term loan agreements with Bank of America and Bank of Boston. The Company also terminated its put option agreement with Abex (Note 10) on August 27, 1993 and received $3 million in cash from Abex which was used to prepay senior bank debt.

    On September  30,  1993,  the  Company acquired  the  domestic  real  estate development business and related assets of The Koll Company ("Koll"). The principal activity of the acquired business is to provide commercial, industrial, retail and residential real estate development services, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services throughout the nation. The acquired business generates income principally through fees and participating interests in equity partnerships. No real property was involved in the transaction. In connection with the acquisition, the Company paid $4.75 million in cash, approximately $1 million in reimbursement of investments in transferred development projects, and agreed to pay an earn-out over the next four and one-quarter years based on the future profitability of the business acquired. On December 29, 1993 the Company amended its agreement with Koll, under which the Company paid $4.25 million in cash to Koll in exchange for the immediate termination of the earn-out payments with retroactive effect to the initial date of the acquisition agreement. Under the earn-out, the Company was entitled to a 20% preferred return on its original $4.75 million investment, Koll was then entitled to a matching return subject to available profits, with all remaining profits split equally between the Company and Koll. In addition, on September 30, 1993, Koll and Mr. Donald M. Koll (an officer and director of the Company and owner of Koll) entered into covenants not to compete with the Company with respect to domestic real estate development, subject to certain limited exceptions. The Koll covenant is perpetual in duration while the covenant of Mr. Koll is limited to the five-year period following his ceasing to be either an officer, director or stockholder of the Company. In connection with the acquisition, the Company also paid

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS (CONTINUED)
Koll $325,000 to terminate its June 11, 1990 management agreement in lieu of continuing to receive and pay for duplicative services during the 90-day notice period which would otherwise have been required under the management agreement. On September 30, 1993, the Company and Koll also entered into various other agreements regarding services they provide to one another (Note 11).

    On December 17, 1993, the Company completed a transaction with Libra whereby it exchanged the Company's Lake Superior Land Company subsidiary for (1) approximately $42.4 million in aggregate face amount of Senior Subordinated
Debentures held by Libra; (2) net cash proceeds to be generated by Libra's periodic sale of up to approximately 3.4 million shares of the Company's Class A Common Stock held by Libra through a series of transactions to be effected in an orderly manner within a three-year period; and (3) the right of the Company to receive a contingent payment if the proceeds from any disposition by Libra of Lake Superior Land Company during the 15 year period following the closing of the transaction exceed a 20% preferred return on the negotiated value of Libra's investment. Accordingly, the financial information included in the statements of operations for all periods has been reclassified to present Lake Superior Land Company as a discontinued operation. Lake Superior Land Company owns and manages a commercial hardwood timber business on approximately 300,000 acres of forest lands and shoreline property on Lake Superior in Michigan and Wisconsin. Revenues related to the discontinued operation were $6.2 million and $8.9 million for the years ended December 31, 1991 and 1992, respectively and $10.6 million for 1993 through the date of the disposition. Net income from the discontinued operation for 1991 , 1992 and 1993 through the date of disposition was $.8 million, $2.6 million and $1.6 million, respectively. The accumulated deficit of Lake Superior Land Company at the date of the disposition was approximately $24.8 million. The Company also completed a separate transaction with Libra in December 1993, whereby the Company exchanged approximately 3.4 million newly issued shares of its Class A Common Stock for approximately $10.6 million in aggregate face amount of Subordinated Debentures held by Libra. In connection with these transactions, the Company recorded an after-tax gain of $39.1 million on the disposition of Lake Superior Land Company and an after-tax extraordinary gain on extinguishment of the Debentures of $23.6 million (Note
7).  After these transactions, Libra and affiliates presently hold approximately
7.4 million shares, or 17%, of the Company's Class A Common Stock, including approximately 3.4 million shares which have been deposited in a custodial account for periodic sale in accordance with instructions from the Company, and approximately 11.9 million shares, or 28%, of the Company's preferred stock. In February 1994, the Company received $1 million in cash from Libra in exchange for the immediate termination of the contingent payment provision described above.

NOTE 5 -- REAL ESTATE HELD FOR DEVELOPMENT OR SALE
    Real estate held for development or sale consists of the following at December 31 (in millions):

                                                       1992      1993
                                                       -----     -----
          Residential.............................     $51.4     $43.3
          Commercial/industrial...................      13.1       5.3
                                                       -----     -----
                                                       $64.5     $48.6
                                                       -----     -----
                                                       -----     -----

    The decrease in real estate held for development or sale during 1993 relates primarily to the sale of the Company's LaJolla, California office property for $10.0 million in cash, as well as the placement into service of the Eagle Crest golf course and its related reclassification to operating properties.

NOTE 6 -- LAND HELD FOR DEVELOPMENT
    Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The Company is currently seeking approvals from local, state and federal governmental entities for a 4,900 unit (approximately 4,300 units on Company-owned land)

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- LAND HELD FOR DEVELOPMENT (CONTINUED)
residential project on this site. A revised environmental impact report was released for public comments in December 1993 for a 60-day period ending February 18, 1994. The County of Orange requested that this document contain an in-depth analysis of an alternative plan which includes 3,500 homes, in addition to the in-depth analysis of the Company's plan. Due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in the first half of 1995 and to begin construction in the second half of 1995, depending on economic and market conditions. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

NOTE 7 -- DEBT
SENIOR BANK DEBT

  TERM LOAN

    During 1993, the Company retired the entire balance of senior bank debt owed to Bank of America with proceeds from the January 1993 Lake Superior Land Company financing, the August Deltec disposition and termination of the Abex put option agreement (see Note 4), and the November sale of two office buildings located in La Jolla, California.

  TERM NOTE

    On July 16, 1992, in connection with the Merger, the Company entered into a $13.8 million term note agreement due on July 31, 1995 with the Bank of Boston, principally secured by resort and residential property in New Hampshire ("Wentworth"). Approximately $6.4 million of the proceeds from the August 1993 Deltec disposition and termination of the Abex put option agreement (Note 4) were used to make principal prepayments to Bank of Boston. The term note agreement with Bank of Boston requires additional principal prepayments to be made from the net proceeds from the sale of Wentworth and other assets. The term note agreement also requires additional principal repayments of $.2 million in the second half of 1994 and $.4 million in the first half of 1995, with any remaining balance due at maturity on July 31, 1995. Amounts outstanding under the term note bear interest at prime plus 1%. The term note agreement with Bank of Boston is secured by a first mortgage on the Wentworth property, stock pledge agreements of substantially all significant subsidiaries of the Company and first mortgages on certain other properties. The term note agreement contains certain restrictive covenants that prohibit the declaration or payment of dividends and limit, among other things, (i) the incurrence of indebtedness,
(ii) the making of investments, loans and advances, (iii) the creation or incurrence of liens on existing and future assets of Wentworth or its subsidiaries, (iv) stock repurchases, and (v) project development spending in excess of certain planned levels. The term note agreement also contains various financial covenants and events of default customary for such agreements.

SUBORDINATED DEBENTURES

    The Debentures were comprised of the following as of December 31 (in millions):

                                                      1992       1993
                                                     -------    -------
          Senior Subordinated Debentures..........   $ 135.2    $ 109.4
          Subordinated Debentures.................      33.8       27.4
                                                     -------    -------
            Total face amount.....................     169.0      136.8
          Less unamortized discount...............      (9.8)      (6.7)
          Plus accrued interest...................       5.9        4.8
                                                     -------    -------
                                                     $ 165.1    $ 134.9
                                                     -------    -------
                                                     -------    -------

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- DEBT (CONTINUED)
    The Debentures give the Company the right to pay interest in-kind, in cash or, subject to certain conditions, in the Company's common stock. It is currently anticipated that interest on the Debentures will be paid in-kind. The Debentures, which are due March 15, 2002, do not require any sinking fund payments and may be redeemed by the Company at any time in cash only, or at maturity in cash or stock, subject to certain conditions. The Debentures prohibit the payment of any dividends or other distributions on the Company's equity securities.

    As a result of the Distribution and the Merger on July 16, 1992 (Note 1), approximately $159.4 million aggregate principal amount of the Debentures were distributed to stockholders of Henley Group and approximately $43.8 million aggregate principal amount of the Debentures were retained by Henley Group, which is now a wholly owned subsidiary of the Company.

    As a result of the transactions with Libra (Note 4) in which approximately $42.4 million in aggregate principal amount of Senior Subordinated Debentures and $10.6 million in aggregate principal amount of Subordinated Debentures held by Libra were retired, the Company recorded on extraordinary gain of $36.1 million, less an applicable income tax provision of $12.5 million, in the accompanying consolidated financial statements.

    At December 31, 1993 the estimated fair value of the Company's Debentures was within a range of approximately $40 million to $60 million. The fair value of the Debentures is estimated based on the negotiated values in the Libra transactions (lower end of range) and current quotes from certain bond traders making a market in the Debentures (upper end of range). However, due to the low trading volume and illiquid market for the Debentures, current quotes from bond traders may not be meaningful indications of value. The carrying amount for all other debt of the Company approximates market primarily as a result of floating interest rates.

INTEREST

    The Company made cash payments of interest of $10.6 million, $7.4 million and $2.5 million for the years ended December 31, 1991, 1992 and 1993, respectively.

NOTE 8 -- OTHER LIABILITIES
    Other liabilities were comprised of the following as of December 31 (in millions):

                                                       1992      1993
                                                       -----    ------
          Deferred taxes payable (Note 9).........     $--      $ 45.1
          Other tax liabilities (Note 9)..........      32.7      14.5
          Accrued pensions and benefits...........      12.7      12.0
          Accrued indemnity obligations...........      29.3      29.4
          Other reserves..........................      10.0       9.1
                                                       -----    ------
                                                       $84.7    $110.1
                                                       -----    ------
                                                       -----    ------

NOTE 9 -- INCOME TAXES
    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires a change from the deferred method of accounting for income taxes under APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under FAS 109, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. At January 1, 1993, the Company recorded the cumulative effect of this change in accounting for income taxes as a $36 million charge to earnings in the consolidated statement of operations.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- INCOME TAXES (CONTINUED)
    The tax effects of items that gave rise to significant portions of the deferred tax accounts as of December 31, 1993 are as follows:

          Deferred tax assets:
            Real estate held for development or sale and
             operating properties, principally due to asset
             revaluations and interest capitalized for tax
             purposes.......................................   $  21.3
            Accruals not deductible until paid..............      14.5
            Net operating loss carryforwards................      37.1
            Other...........................................       1.5
            Valuation allowance.............................     (13.9)
                                                               -------
                                                               $  60.5
                                                               -------
                                                               -------
          Deferred tax liabilities:
            Land held for development, principally due to
             accounting for a prior business combination....   $ 101.6
            Other...........................................       4.0
                                                               -------
                                                               $ 105.6
                                                               -------
                                                               -------

    At December 31, 1993, the Company had available tax net operating loss carryforwards of approximately $106 million which expire in the years 2003 through 2008 if not utilized. The Internal Revenue Code (the "Code") imposes an annual limitation on the use of loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). Such an ownership change occurred in connection with the Merger. As a result, approximately $25 million of the Company's net operating loss carryforwards will generally be limited to the extent that Henley Properties and its subsidiaries recognize certain gains in the five-year period following the ownership change (ending July 16, 1997).

    The following is a summary of the income tax provision (benefit) on continuing operations for the years ended December 31 (in millions):

                                              1991     1992      1993
                                              ----    ------    -------
          Income Tax Provision:
            Current.....................      $.0     $ (1.1)   $  (2.9)
            Deferred....................      --        --         (7.5)
                                              ----    ------    -------
                                              $.0     $ (1.1)   $ (10.4)
                                              ----    ------    -------
                                              ----    ------    -------

    Cash payments for federal, state and local income taxes were approximately $1.6 million, $1.3 million and $7.8 million for the years ended December 31, 1991, 1992 and 1993, respectively. Tax refunds received in 1993 were approximately $5.1 million.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- INCOME TAXES (CONTINUED)
    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows for the years ended December 31 (in millions):

                                                      1991       1992       1993
                                                     -------    -------    -------
Provision for income taxes at statutory rate......   $ (36.5)   $ (14.6)   $ (10.7)
State income taxes, net...........................        .2         .2        (.6)
Nondeductible expenses............................      10.2        2.0      --
Nonbenefitable book losses........................      17.6        7.5      --
Excess of book over tax basis of assets sold
 during the year..................................       6.8        2.6      --
Effect of tax rate increase.......................     --         --            .9
All other items, net..............................       1.7        1.2      --
                                                     -------    -------    -------
                                                     $    .0    $  (1.1)   $ (10.4)
                                                     -------    -------    -------
                                                     -------    -------    -------

TAX SHARING AGREEMENTS

    Henley Group and Abex, a former subsidiary of Henley Group whose stock was distributed to stockholders of Henley Group, entered into a tax sharing agreement in 1992 prior to the Distribution to provide for the payment of taxes for periods during which Henley Group and Abex were included in the same consolidated group for federal income tax purposes, the allocation of responsibility for the filing of tax returns, the cooperation of the parties in realizing certain tax benefits, the conduct of tax audits and various related matters.

    1989-1992 INCOME TAXES. The Company is generally charged with responsibility for all of its federal, state, local or foreign income taxes for this period and, pursuant to the tax sharing agreement with Abex, all such taxes attributable to Henley Group and their consolidated subsidiaries, including any additional liability resulting from adjustments on audit (and any interest or penalties payable with respect thereto), except that Abex is generally charged with responsibility for all such taxes attributable to it and its subsidiaries for 1990-1992. In addition, under a separate tax sharing agreement between Henley Group and a former subsidiary of Henley Group, Fisher Scientific International Inc. ("Fisher"), Fisher is generally charged with responsibility for its own income tax liabilities for this period.

    PRE-1989 INCOME TAXES. Under tax sharing agreements with WTI and Abex, the parties are charged with sharing responsibility for paying any increase in the federal, state or local income tax liabilities (including any interest or penalties payable with respect thereto) for any consolidated, combined or unitary tax group which included WTI, Henley Group or any of their subsidiaries for tax periods ending on or before December 31, 1988. WTI is charged with responsibility for paying the first $51 million of such increased taxes, interest and penalties, plus any amounts payable with respect to such liabilities by certain former affiliates of WTI under their tax sharing agreements with WTI. Should the amounts payable exceed $51 million, the Company is charged with responsibility for paying the next $25 million, plus amounts payable with respect to liabilities which are attributable to certain of the Company's subsidiaries. Liabilities in excess of amounts payable by WTI and the Company, as described above, will generally be assumed by Abex (the "Abex Indemnification"). In the first quarter of 1993, the Company paid approximately $7.6 million related to the tax sharing agreements. Of this amount, approximately $4.5 million will be applied against the Company's $25 million limitation (as discussed above). The remaining $3.1 million relates to liabilities which are attributable to certain of the Company's subsidiaries. Therefore the Company's potential liability for additional payments under these tax sharing agreements is approximately $21 million, which has been accrued in the Company's financial statements since December 1989 and is included in accounts payable and accrued liabilities as of December 31, 1993.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- INCOME TAXES (CONTINUED)
    In January 1993, the Internal Revenue Service completed its examination of the Federal tax returns of WTI for the periods May 27, 1986 through December 31, 1988 and asserted a material deficiency relating to the tax basis of a former subsidiary of WTI. WTI, Abex and the Company disagreed with the position taken by the IRS and WTI filed a petition with the U.S. Tax Court. A trial date had been scheduled for June 1994; however, in March 1994, WTI and the IRS entered into a Stipulation of Settlement that will result in a tax payable together with interest of approximately $72 million which is due in April 1994. The Company has been informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement. The Company is currently evaluating the scope of this claimed obligation under the settlement and potential sources of financing for such amount that the Company may ultimately be obligated to pay. However, there can be no assurance that any financing will be available, or that if available, it can be obtained on terms that are favorable to the Company and its stockholders.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

  TRANSITION AGREEMENTS

    Pursuant to a 1989 transition agreement, Henley Group provided to the Company and its subsidiaries certain services, including management, strategic planning and advice, legal, tax, accounting, data processing, cash management, employee benefits, operational, corporate secretarial, insurance purchasing and claims administration consulting services for a quarterly fee of $750,000, commencing on the date of the 1989 distribution, plus an amount for the use of office space in Henley Group's Hampton, New Hampshire offices for such period. This rent amounted to approximately $.8 million for the year ended December 31, 1991, and $.4 million for the first half of 1992. The 1989 Transition Agreement was cancelled in July 1992 in connection with the Merger.

    Pursuant to a 1992 transition agreement, each of Abex and the Company provides to the other certain administrative support services until the first anniversary of the Merger, and thereafter until 60 days' prior written notice of termination is given by one company to the other and each company reimburses the other for its out-of-pocket expenses. Effective March 16, 1993, the 1992 transition agreement was amended to provide that all transitional services would be provided by Abex to the Company for a period ending on March 31, 1994, and that the Company would pay $.5 million quarterly for such services. Accordingly, the Company reimbursed Abex approximately $1.0 million and $1.8 million for the years ended December 31, 1992 and 1993. The amendment also provided for the termination of the New Hampshire facilities lease on March 31, 1993.

    In connection with the Merger, the Company entered into a put option agreement with Abex, through December 31, 1995, which provided the Company the right to require Abex to purchase certain assets of the Company at 85% of appraised value, subject to an annual limitation of no more than $50 million and an aggregate limitation of $75 million for such assets. On August 27, 1993, the Company received $3.0 million from Abex in exchange for the termination of this agreement (Note 4).

  LEGAL PROCEEDINGS

    The owners of undeveloped real property located in San Diego County sued Signal Landmark, a subsidiary of the Company ("Signal"), in San Diego Superior Court, in May 1990, alleging that Signal had deposited contaminated soils on their property and was liable under theories of nuisance, negligence, trespass and strict liability. The plaintiffs sought general damages in the amount of approximately $40 million and additionally, punitive damages in an unspecified amount, plus prejudgment interest and costs. On August 5, 1991, the plaintiffs filed a complaint in Federal court against Signal and several other parties asserting claims under the Federal Comprehensive Environmental Response, Compensation and Liability Act, seeking essentially the same relief sought in the state action.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In April 1992, a jury awarded the plaintiffs damages in the amount of $2.5 million following a trial in the state action. Signal appealed the verdict in the state action and posted a bond and cash collateral of $3.75 million in August 1992. On March 5, 1993, Signal reached an agreement in principle with the plaintiffs in such litigation to settle both the federal and state actions. On July 2, 1993, the Federal Court for the Southern District of California approved the settlement agreement under the terms of which funds from such cash collateral account were disbursed approximately as follows: 1) $1.3 million was deposited in trust for remediation expenditures; 2) $1.3 million was disbursed to the plaintiffs; and 3) $1.1 million was returned to Signal.

    There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's liquidity or financial condition.

  CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessor and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    Abex and the Company agreed that, following the Distribution and the Merger, each company will be responsible for environmental liabilities relating to its existing, past and future assets and businesses and will indemnify the other in respect thereof.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied-Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied-Signal has, through UOP, asserted a contractual indemnification claim against the Company for claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a cleanup plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of approximately $7.2 million. EPA estimates that it has spent in excess of $2 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. Settlement negotiations between the Company, on behalf of UOP, and EPA resumed shortly thereafter and are ongoing.

NOTE 11 -- RELATED PARTY TRANSACTIONS

  MANAGEMENT AGREEMENT

    In June 1990 the Company entered into a management agreement with Koll. On September 30, 1993, in connection with the Company's acquisition of the domestic real estate development business and related assets of Koll, the Company paid Koll $325,000 to terminate the management agreement in lieu of continuing to receive and pay for duplicative services during the 90-day notice period which would otherwise have been required under the management agreement. Under the terms of the management agreement, the

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 -- RELATED PARTY TRANSACTIONS (CONTINUED)
Company was obligated to pay a quarterly management fee equal to .125% of the average book value of its assets managed by Koll. Additionally, the Company was obligated to reimburse Koll for certain personnel costs and other expenses and Koll was generally entitled to a disposition fee of 1% of the net sale proceeds (as defined) upon the sale of any real estate property (other than the Bolsa Chica and Wentworth properties) managed by Koll. During 1991, 1992 and 1993 the Company incurred management fees of $2.5 million, $2.0 million and $1.4 million through September 30, 1993, respectively, and reimbursable personnel costs and other expenses of $1.6 million, $.9 million and $.1 million, respectively, under this management agreement. In 1990, the Company also entered into construction management agreements with Koll Construction, a wholly owned subsidiary of Koll, with respect to the Eagle Crest and Murrieta projects. In 1993, the Company entered into a construction management agreement with Koll Construction for demolition of bunkers at the Bolsa Chica project. During 1991, 1992 and 1993 the Company incurred fees aggregating approximately $.5 million, $.2 million and $.1 million, respectively, to Koll Construction in consideration of these services and related reimbursements.

  SERVICE AGREEMENTS

    On September 30, 1993, the Company entered into a Financing and Accounting Services Agreement to provide Koll with financing, accounting, billing, collections and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees earned for the year ended December 31, 1993 were approximately $.1 million.

    The Company also entered into a Management Information Systems and Human Resources Services Agreement on September 30, 1993 with Koll Management Services, Inc. ("KMS"), a public company majority owned by Koll. Under this agreement, KMS provides computer programming, data organization and retention, record keeping, payroll and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees and related reimbursements accrued during the year ended December 31, 1993 were approximately $.1 million.

  SUBLEASE AGREEMENTS

    On September 30, 1993, the Company entered into a month-to-month Sublease Agreement with Koll to sublease a portion of a Koll affiliate's office building located in Newport Beach, California. The Company also entered into lease agreements on a month-to-month basis for office space in Northern California and San Diego, California with KMS and Koll Construction, respectively. Combined annual lease costs on these month-to-month leases during the year ended December 31, 1993 were approximately $.1 million.

  DEVELOPMENT FEES

    For   the  year  ended  December  31,  1993,  the  Company  earned  fees  of approximately $.7 million for real estate development services provided to partnerships in which Koll and certain directors and officers of the Company have an ownership interest.

  LOAN RECEIVABLE

    In December 1993, the Company purchased a nonrecourse construction loan, secured by a first trust deed on four multi-tenant industrial buildings, for which the borrower is a partnership in which Koll and certain directors and officers of the Company have an ownership interest. The loan balance of $.8 million as of December 31, 1993 is included in other assets.

  OTHER TRANSACTIONS

    See Notes 4, 9 and 10 for descriptions of other transactions and agreements with Koll, Libra, Abex and WTI.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- RETIREMENT PLANS
    The Company has noncontributory defined benefit retirement plans covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. Net periodic pension cost for the years ended December 31, consisted of the following (in millions):

                                                       1991       1992       1993
                                                       -----      -----      -----
Service cost......................................     $  .1      $  .1      $  .1
Interest cost.....................................        .5         .5         .5
Actual return on assets...........................       (.4)       (.1)       (.2)
Net amortization and deferral.....................        .1        (.2)       (.3)
Curtailment loss..................................      --         --           .8
                                                       -----      -----      -----
Net periodic pension cost.........................     $  .3      $  .3      $  .9
                                                       -----      -----      -----
                                                       -----      -----      -----

    The curtailment loss in 1993 resulted from the freeze of benefit accruals for former participants in April 1993.

    The funded status and accrued pension cost at December 31, 1992 and 1993 for defined benefit plans were as follows (in millions):

                                                                 1992       1993
                                                                ------     ------
Actuarial present value of benefit obligations:
  Vested....................................................    $ (6.8)    $ (6.9)
  Nonvested.................................................      --         --
                                                                ------     ------
Accumulated benefit obligation..............................    $ (6.8)    $ (6.9)
                                                                ------     ------
                                                                ------     ------
Projected benefit obligation................................    $ (7.2)    $ (6.9)
Plan assets at fair value...................................       5.4        5.5
                                                                ------     ------
Projected benefit obligation in excess of plan assets.......      (1.8)      (1.4)
Unrecognized transition liability...........................        .1       --
Unrecognized prior service cost.............................        .9       --
Unrecognized net loss.......................................       1.4        1.3
Adjustment required to recognize additional minimum
 liability..................................................      (2.0)      (1.5)
                                                                ------     ------
Accrued pension cost........................................    $ (1.4)    $ (1.4)
                                                                ------     ------
                                                                ------     ------

    The development of the projected benefit obligation for the plans at December 31, 1991, 1992 and 1993 are based on the following assumptions: discount rates of 8.5%, 8% and 7%, respectively, rates of increase in employee compensation of 5.5%, 4% and 0%, respectively, and expected long-term rates of return on assets of 9%. The date used to measure plan assets and liabilities was October 31 in each year. Assets of the plans are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 13 -- CAPITAL STOCK

  COMMON STOCK

    Under its restated certificate of incorporation, the Company has authority to issue up to 750 million shares of common stock, par value $.05 per share, subject to approval of the Board of Directors (the "Board"), of which 625 million shares of Class A Common Stock and 25 million shares of Class B Common Stock are initially authorized for issuance and an additional 100 million shares may be issued in one or more series, and have such voting powers or other rights and limitations as the Board may authorize.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- CAPITAL STOCK (CONTINUED)
    On June 11, 1992, all shares of Class B Common Stock (convertible nonvoting) were converted into an equal number of shares of Class A Common Stock (voting). On July 16, 1992, in connection with the Merger, the Company issued approximately 19.7 million shares of its Class A Common Stock (Notes 1 and 2).

    On December 17, 1993, the Company issued 3.4 million shares of its Class A Common Stock in exchange for all of Libra's approximately $10.6 million in aggregate principal amount of Subordinated Debentures plus accrued interest. In connection with the Company's sale of Lake Superior Land Company to Libra, the net cash proceeds from the sale of 3.4 million shares of Class A Common Stock held by Libra will be forwarded to the Company. The estimated amount of proceeds to be received from such sale is reflected in the equity section of the balance sheet as deferred proceeds from stock issuance.

    Under the Company's term loan agreement with Bank of Boston and Indentures for the Debentures (Note 7), the Company is prohibited from purchasing shares of its common stock.

  PREFERRED STOCK

    Under its restated certificate of incorporation, the Company has authority to issue 150 million shares of preferred stock, par value $.01 per share, in one or more series, with such voting powers and other rights as authorized by the Board. Effective July 16, 1992, in connection with the Merger, the Board authorized approximately 42.5 million shares of Series A Preferred Stock, which have a liquidation preference of $.75 per share, participate in any dividend or distribution paid on the Class A Common Stock on a share for share basis, and have no voting rights, except as required by law (Notes 1 and 2).

    The Series A Preferred Stock is redeemable at the Company's option, on 30 days' notice given at any time after the second anniversary of issuance, at the liquidation preference of $.75 per share, in cash or generally in shares of Class A Common Stock. Each share of the Series A Preferred Stock is convertible at the holder's option, at any time after the second anniversary of issuance, generally into one share of Class A Common Stock.

NOTE 14 -- STOCK PLANS
    The Company has various plans which are described below:

  1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan"), was adopted by the Board on November 29, 1993, subject to stockholder approval at the 1994 Annual Meeting of Stockholders, as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan will be incorporated into the 1993 Plan upon its approval. Under the 1993 Plan 7,500,000 shares each (including 3,000,000 shares each authorized under the 1988 Stock
Plan) of Series A Preferred Stock and Class A Common Stock have been reserved for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. Options generally become exercisable for 40% of the option shares upon completion of one year of service and become exercisable for the balance in two equal annual installments thereafter.

    The 1993 Plan includes an automatic option grant program, pursuant to which each individual serving as a non-employee Board member on the November 29, 1993 effective date of the 1993 Plan received an option grant for 125,000 shares each of Series A Preferred Stock and Class A Common Stock with an exercise price of $.4063 per share, equal to the fair market value of the underlying securities on the grant date. Each individual who first joins the Board as a non-employee director after such effective date will receive a similar option grant. Of the shares subject to each option, 40% will vest upon completion of one year of Board service measured from the grant date, and the balance will vest in two equal annual installments thereafter. Each automatic grant will have a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of Board service.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 -- STOCK PLANS (CONTINUED)
    Each non-employee Board member may also elect to apply all or any portion of his or her annual retainer fee to the acquisition of shares of Series A Preferred Stock or Class A Common Stock which will vest incrementally over the individual's period of Board service during the year for which the election is in effect.

    During the fiscal year ended December 31, 1993, options for 3,520,000 shares each of Series A Preferred Stock and Class A Common Stock were granted under the 1993 Plan, including options for an aggregate of 500,000 shares of each class to non-employee directors, subject to stockholder approval at the 1994 Annual Meeting. The exercise price for these options is $.4063 per share, equal to the fair market value of the underlying securities as of the grant date.

  1988 STOCK PLAN

    The 1988 Stock Plan will be replaced by the 1993 Plan, subject to stockholder approval at the 1994 Annual Meeting of Stockholders. The 1988 Stock Plan of the Company provides for the grant of awards covering a maximum of 3,000,000 shares each of Class A Common Stock and Series A Preferred Stock to officers and other executive employees of the Company and to persons who provide management services to the Company. Awards under the 1988 Stock Plan may be granted in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted shares, (iv) restricted units to acquire shares, (v) stock appreciation rights or (vi) limited stock appreciation rights. No incentive stock options grants may be made thereunder after December 14, 1999. Options may be accompanied by stock appreciation rights or limited stock appreciation rights. During the year ended December 31, 1993, options for 1,860,000 shares each of Class A Common Stock and Series A Preferred Stock were cancelled and options for 2,630,000 shares of each class were granted at an exercise price of $.25 and $.2813, respectively. No Class A Common Stock options were granted during 1991 and no Series A Preferred Stock options were granted prior to 1992. Options vest 40%, 70%, and 100% at the first, second, and third anniversaries, respectively, from the grant date.

  RESTRICTED STOCK PLAN

    Under the Restricted Stock Plan, each individual joining the Company as an non-employee Board member received an immediate one-time grant of 2,000 shares of Class A Common Stock. The shares are subject to certain transfer restrictions for a specified period, during which the director has the right to receive dividends and the right to vote the shares. After the restricted period expires, the shares will vest based upon certain terms related to service. The shares are forfeited if the director ceases to be a nonemployee director prior to the end of the restricted period. During 1993, 8,000 shares were granted and 3,600 shares were forfeited under such Restricted Stock Plan. No shares were granted during 1991 or 1992. The Restricted Stock Plan was terminated in November 1993 in connection with the implementation of the 1993 Plan.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION
    The following is a summary of quarterly financial information for 1992 and 1993 (in millions, except per share amounts):

                                                                              FULL
                                 FIRST      SECOND     THIRD      FOURTH      YEAR
                                --------   --------   --------   --------   --------
1993
  Revenues (a)................  $     .2   $    .9    $    2.2   $   13.4   $  16.7
  Cost of sales (a)...........        .6        .9         1.5       13.3      16.3
  Loss from continuing
   operations (a).............      (5.8)     (6.6)       (2.6)      (5.1)    (20.1)
  Net income (loss) (b) (c)...     (38.4)     (3.5)       (2.1)      58.3      14.3
  Income (loss) per common
   share......................      (.96)     (.09)       (.05)       .69       .17
  Weighted average common
   shares outstanding (d)
   (e)........................      39.8      39.8        39.8       84.9      83.0
1992
  Revenues (a)................      12.1       4.4        10.9         .9      28.3
  Cost of sales (a)...........      11.7       4.0         9.9         .9      26.5
  Loss from continuing
   operations (a).............     (14.1)     (8.3)       (7.1)     (12.4)    (41.9)
  Net loss....................     (13.6)     (8.0)       (6.3)     (10.5)    (38.4)
  Loss per common share.......      (.68)     (.40)       (.18)      (.26)    (1.32)
  Weighted average common
   shares outstanding (e).....      20.0      20.0        36.3       39.8      29.0

- ------------------------
(a) Amounts have been reclassified to present Lake Superior Land Company and Deltec as discontinued operations.
(b) The Company recorded a $36 million ($.90 per share) charge to income in the first quarter of 1993 in connection with the adoption of FAS 109 (Note 9).
(c) The Company recognized a $39.1 million gain on the disposition of Lake Superior Land Company and a $23.6 million extraordinary gain on the extinguishment of debt in the fourth quarter of 1993 (Notes 4 and 7).
(d) On December 17, 1993 the Company issued 3.4 million shares of Class A Common Stock to Libra in exchange for $10.6 million face amount plus accrued interest of Subordinated Debentures. The fourth quarter 1993 calculation of weighted average shares outstanding includes these newly issued shares, along with the 42.5 million shares of Series A Preferred Stock and options for 5.7 million common and preferred shares granted under the 1988 Stock Plan.
(e) On July 16, 1992, in connection with the Merger, the Company issued approximately 19.7 million shares of Class A Common Stock and 42.5 million shares of Series A Preferred Stock. The Series A Preferred Stock is not included in the calculation of weighted average shares outstanding in 1992 and the first three quarters of 1993 because the effect is antidilutive.