Form 10-Q
period 1994-03-31
KOLL REAL ESTATE GROUP INC
filed 1994-05-16
CIK 840216

           This Form 10-Q consists of 12 sequentially numbered pages.


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     ----------------------------------------------------------------------


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1994
                                                 --------------


                         Commission file number 0-17189
                                                -------


                          KOLL REAL ESTATE GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  02-0426634
           --------                                  ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization.)                  Identification No.)


                        4343 Von Karman Avenue
                       Newport Beach, California                  92660
                       -------------------------               ----------
               (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (714) 833-3030


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                    Yes   X                        No
                       -------                       ------

The number of shares of Class A Common Stock outstanding at April 30, 1994 were 43,319,703.

                          KOLL REAL ESTATE GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1994

                                    I N D E X
                    -----------------------------------------

                                                                        Page No.
                                                                        --------
PART I -  Financial Information:

          Item 1 -  Financial Statements


                    Introduction to the Financial Statements. . . . . . . .  3

                    Balance Sheets -
                    December 31, 1993 and March 31, 1994. . . . . . . . . .  4

                    Statements of Operations -
                    Three Months Ended March 31, 1993 and 1994. . . . . . .  5

                    Statements of Cash Flows -
                    Three Months Ended March 31, 1993 and 1994. . . . . . .  6

                    Notes to Financial Statements . . . . . . . . . . . . .  7


          Item 2 -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . .  9

PART II -           Other Information:


          Item 1 -  Legal Proceedings . . . . . . . . . . . . . . . . . . . 11


          Item 6 -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                          KOLL REAL ESTATE GROUP, INC.


                         PART I - FINANCIAL INFORMATION


ITEM 1 -  FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                          KOLL REAL ESTATE GROUP, INC.

                                 BALANCE SHEETS

                                  (in millions)

                                               December 31,     March 31,
                                                   1993           1994
                                               ------------     ---------
    ASSETS

Cash and cash equivalents                       $  21.8         $ 19.6
Short-term investments                             21.7           21.9
Real estate held for development or sale           47.7           47.2
Operating properties, net                          16.3           16.2
Land held for development                         315.9          318.5
Other assets                                       22.9           20.6
                                                -------       --------

                                                $ 446.3       $  444.0
                                                -------       --------
                                                -------       --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued
     liabilities                                $  30.8       $   31.7
    Senior bank debt                                7.0            5.9
    Subordinated debentures                       134.9          139.2
    Other liabilities                             110.1          107.7
                                                -------       --------

    Total liabilities                             282.8          284.5
                                                -------       --------

Stockholders' equity:
    Series A Preferred Stock                         .4             .4
    Class A Common Stock                            2.2            2.2
    Capital in excess of par value                230.0          229.7
    Deferred proceeds from stock issuance          (1.5)          (1.2)
    Minimum pension liability                      (1.5)          (1.5)
    Accumulated deficit                           (66.1)         (70.1)
                                                -------       --------

    Total stockholders' equity                    163.5          159.5
                                                -------       --------

                                                $ 446.3        $ 444.0
                                                -------       --------
                                                -------       --------


               See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                     (in millions, except per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                        1993           1994
                                                        ----           ----
Revenues:
   Asset Sales                                          $  -         $  1.1
   Operations                                             .2            2.3
                                                        ----           ----
                                                          .2            3.4
                                                        ----           ----
Costs of:
   Asset Sales                                             -            1.1
   Operations                                             .6            2.1
                                                        ----           ----
                                                          .6            3.2
                                                        ----           ----

Gross operating margin                                   (.4)            .2

General and administrative expenses                      2.5            2.6
Interest expense                                         6.1            4.4
Other (income) expense, net                             (1.6)            .4
                                                        ----           ----

Loss from continuing operations before
   income taxes                                         (7.4)          (7.2)

Provision (benefit) for income taxes                    (2.9)          (2.5)
                                                        ----           ----

Loss from continuing operations                         (4.5)          (4.7)

Discontinued operations:
   Income from operations, net of income taxes           2.1              -
   Gain on disposition, net of income taxes                -            0.7
                                                        ----           ----

Loss before cumulative effect of
   accounting change                                    (2.4)          (4.0)

Cumulative effect of accounting
   change for income taxes                             (36.0)             -
                                                      ------         ------

Net loss                                             $ (38.4)       $  (4.0)
                                                     -------        -------
                                                     -------        -------

Earnings (loss) per common share:
   Continuing operations                             $  (.11)       $  (.11)
   Discontinued operations                               .05            .02
   Cumulative effect of accounting change              ( .90)             -
                                                     -------        -------

Net loss per common share                            $  (.96)       $  (.09)
                                                     -------        -------
                                                     -------        -------

               See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                  (in millions)

                                                                       Three Months Ended
                                                                           March 31,
                                                                           1993         1994
                                                                           ----         ----
Cash flows from operating activities:
   Loss before cumulative effect of accounting change                    $ (2.4)      $ (4.0)
   Adjustments to reconcile to cash used by operating activities:
      Depreciation and amortization                                          .4           .3
      Non-cash interest expense                                             5.2          4.3
      Gain on disposition of discontinued operation                           -          (.7)
      Proceeds from asset sales, net                                          -          1.1
      Investments in real estate held for development or sale               (.3)         (.6)
      Investment in land held for development                              (1.3)        (2.6)
      Decrease (increase) in other assets                                  (3.6)         2.1
      Decrease in accounts payable, accrued and
        other liabilities                                                  (8.5)        (1.8)
                                                                         ------       ------

         Cash used by operating activities                                (10.5)        (1.9)
                                                                         ------       ------

Cash flows from investing activities:
   Purchase of short-term investments                                         -          (.2)
   Proceeds from disposition of discontinued operation                        -          1.0
                                                                         ------       ------

         Cash provided by investing activities                                -           .8
                                                                         ------       ------

Cash flows from financing activities:
   Net proceeds from nonrecourse debt                                      43.4            -
   Repayments of senior bank debt                                         (21.0)        (1.1)
                                                                         ------       ------

         Cash provided (used) by financing activities                      22.4         (1.1)
                                                                         ------       ------

Net increase (decrease) in cash and cash equivalents                       11.9         (2.2)

Cash and cash equivalents - beginning of period                            41.6         21.8
                                                                         ------       ------

Cash and cash equivalents - end of period                                $ 53.5       $ 19.6
                                                                         ------       ------
                                                                         ------       ------


               See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1993.

     Certain prior-period amounts have been reclassified to conform with their current presentation.

NOTE 2 - LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding for the three months ended March 31, 1993 and 1994 were 39.8 million shares and 43.3 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculation because the effect is anti-dilutive.

NOTE 3 - LAND HELD FOR DEVELOPMENT

     Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company is currently seeking approvals from local, state and federal governmental entities for a residential project of approximately 4,900 units (including approximately 4,300 units on Company-owned land) on this site. A revised environmental impact report was released for public comments in December 1993 for a 60-day period which concluded on February 18, 1994. The County of Orange requested that this document contain an in-depth analysis of an alternative plan which includes 3,500 homes, in addition to the in-depth analysis of the Company's plan. While the Company is striving to obtain approval of its plan, if the plan is modified to accept fewer residential units, such modification would probably result in a reduction in the estimated net realizable value and resulting carrying value of the Bolsa Chica project currently reflected in the Company's financial statements, which would be partially offset by a decrease in deferred taxes. Due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in the first half of 1995 and to begin construction in the second half of 1995, depending on economic and market conditions. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

NOTE 4 - DEBT

     SENIOR BANK DEBT

     The Company prepaid $1.1 million of senior bank debt during the three months ended March 31, 1994 with proceeds from residential home sales at the Company's Wentworth By The Sea project in New Hampshire. Cash payments for interest on senior bank debt were approximately $.9 million and $.1 million for the three months ended March 31, 1993 and 1994, respectively.

     SUBORDINATED DEBT

     Subordinated debt was comprised of the following (in millions):

                                             December 31,    March 31,
                                                 1993          1994
                                             ------------    ---------
     Senior subordinated debentures            $ 109.4       $ 116.0
     Subordinated debentures                      27.4          29.0
                                               -------       -------
          Total face amount                      136.8         145.0
     Less unamortized discount                    (6.7)        (6.5)
     Plus accrued interest                         4.8            .7
                                               -------       -------
                                               $ 134.9       $ 139.2
                                               -------       -------
                                               -------       -------


NOTE 5 - INCOME TAXES

     Cash payments for federal, state and local income taxes were approximately $7.7 million and $.3 million for the three months ended March 31, 1993 and 1994, respectively. Tax refunds received were $1.0 million and $.7 million for the three months ended March 31, 1993 and 1994, respectively.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company was notified in March 1994 that a predecessor company and the Internal Revenue Service entered into a Stipulation of Settlement regarding an asserted tax deficiency that is the subject of certain tax sharing agreements. The Company was informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement. The Company has accrued for this obligation since December 1989. In April 1994, the Company notified the other parties that it is contesting their assertion of this obligation, prompting the other parties to commence legal action against the Company by filing suit in Delaware state court. The Company fully anticipated the prospect of litigation and is vigorously defending its position with respect to the nonpayment of the alleged tax sharing obligation, in addition to asserting its own claims for monetary damages. In that regard, the Company filed suit against one of the parties in New York state court in April 1994. See "Part II, Item 1 - Legal Proceedings".

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principal activity of the Company has been to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to home builders; or participate in joint ventures with other developers, investors or home builders to finance and construct infrastructure and homes. The Company's principal activities also include providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis, through its current offices throughout California, and in Seattle, Dallas and Denver. The Company intends to consider additional real estate acquisition opportunities; however, over the next two years the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

     Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value. The Company's real estate properties are subject to a number of uncertainties which can effect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. While the Company is striving to obtain approval of its plan for developing approximately 4,300 residential units on its Bolsa Chica property, if the plan is modified to accept fewer residential units, such modification would probably result in a reduction in the estimated net realizable value and resulting carrying value of the Bolsa Chica project currently reflected in the Company's financial statements, which would be partially offset by a decrease in deferred taxes. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of the nation's economy, and California's economy in particular, has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.

LIQUIDITY AND CAPITAL RESOURCES

     The principal assets remaining in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. Although the Company reported income in 1993 as a result of gains on dispositions and extinguishment of debt, it reported losses in 1991, 1992 and for the three months ended March 31, 1994, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to noncash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant.

     In addition, the Company was notified in March 1994 that a predecessor company and the Internal Revenue Service entered into a Stipulation of Settlement regarding an asserted tax deficiency that is the subject of certain tax sharing agreements. The Company was informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement. The Company has accrued for this obligation since December 1989. In April 1994, the Company notified the other parties that it is contesting their assertion of this obligation, prompting the other parties to commence legal action against the Company by filing suit in Delaware state court. The Company fully anticipated the prospect of litigation and is vigorously defending its position with respect to the nonpayment of the alleged tax sharing obligation, in addition to asserting its own claims for monetary damages. In that regard, the Company filed suit against one of the parties in New York state court in April 1994. See "Part II, Item 1 - Legal Proceedings".

     Given the limited availability of capital for real estate development under current conditions in the financial markets, the Company will be dependant primarily on cash, cash equivalents and short-term investments on hand to fund project investments, and general and administrative costs. At March 31, 1994 the Company's cash, cash equivalents and short-term investments aggregated $41.5 million. However, if the Company is required to pay all or substantially all of the $21 million claimed under the tax sharing agreements as discussed above, and any such amount is not financed, the Company will need to obtain other sources of financing or sell additional assets in order to meet projected cash requirements during 1995.

FINANCIAL CONDITION

MARCH 31, 1994 COMPARED WITH DECEMBER 31, 1993

     There were no significant changes in the Company's balance sheet at March 31, 1994 compared with December 31, 1993.

RESULTS OF OPERATIONS

     The results for 1993 have been reclassified to reflect the results of Lake Superior Land Company and Deltec Panamerica S.A. as discontinued operations.

THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1993

     The increase in revenues from $.2 million in 1993 to $3.4 million in 1994 and the increase in costs of sales from $.6 million in 1993 to $3.2 million in 1994 principally reflect the operations of the domestic real estate development business acquired from The Koll Company in September 1993, and residential home sales at the Company's Wentworth By The Sea project in New Hampshire during the three months ended March 31, 1994.

     The decrease in interest expense from $6.1 million in 1993 to $4.4 million in 1994 primarily reflects both the reductions in outstanding senior bank debt throughout 1993, and the reduction in outstanding subordinated debt in December 1993.

     The change in other (income) expense, net from $1.6 million of income for 1993 to $.4 million of expense for 1994 primarily reflects a $2.0 million insurance reimbursement received in 1993 related to 1992 environmental litigation costs.

     The gain on disposition of discontinued operations, net of income taxes for the 1994 period reflects the receipt of cash for the February 1994 termination of the contingent payment provision of a December 1993 agreement with Libra Invest & Trade Ltd. ("Libra") whereby the Company exchanged its Lake Superior Land Company subsidiary for approximately $42.4 million face amount of the Company's senior subordinated debentures held by Libra and other consideration.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

     On April 13, 1994, Abex Inc. ("Abex") and Wheelabrator Technologies, Inc. ("WTI") filed suit in Delaware Chancery Court against the Company seeking, among other things, declaratory relief, specific performance, and monetary damages for the Company's alleged failure to pay approximately $21 million claimed to be owed pursuant to tax sharing agreements entered into in 1988 and 1989. This suit was filed after the Company contested the alleged obligation and asserted various defenses to making any payment under these agreements. A motion to dismiss was filed by the Company on May 6, 1994 and a hearing on this motion is pending. A trial date for the case is currently scheduled for September 7, 1994.

     The Company is vigorously defending its position with respect to the nonpayment of the alleged tax sharing obligation. In that regard, on April 18, 1994 the Company filed suit in the Supreme Court of the State of New York against WTI and Abex for damages of $7,600,000 for breach of their obligations under a related tax sharing agreement entered into in 1992. On April 27, 1994, the Company amended its complaint to name only Abex as a defendant in this action. No trial date has been set for this case.

ITEM 6 -  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K:

          None.





                                    SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KOLL REAL ESTATE GROUP, INC.



     Date: May 13, 1994
           ------------                 -------------------------------------
                                        RAYMOND J. PACINI
                                        Executive Vice President -
                                        Chief Financial Officer