Form 10-Q
period 1994-06-30
KOLL REAL ESTATE GROUP INC
filed 1994-08-15
CIK 840216

            This Form 10-Q consists of 13 sequentially numbered pages.

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    ---------------------------------------------------------------------

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1994
                                                 -------------

                        Commission file number 0-17189
                                               -------

                           KOLL REAL ESTATE GROUP, INC.
                           ----------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                           02-0426634
               --------                           ----------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization.)            Identification No.)


                          4343 Von Karman Avenue
                          Newport Beach, California              92660
                          -------------------------              -----
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

                   Yes   X                        No
                       -----                         -----

The number of shares of Class A Common Stock outstanding at July 31, 1994 were 43,319,703

                  KOLL REAL ESTATE GROUP, INC.

                            FORM 10-Q

               FOR THE QUARTER ENDED JUNE 30, 1994

                            I N D E X
                        -------------------


                                                         Page No.
                                                         --------

PART I - Financial Information:

   Item 1 - Financial Statements


            Introduction to the Financial Statements . . . . . .3

            Balance Sheets -
            December 31, 1993 and June 30, 1994. . . . . . . . .4

            Statements of Operations -
            Three and Six Months Ended June 30, 1993 and 1994. .5

            Statements of Cash Flows -
            Six Months Ended June 30, 1993 and 1994. . . . . . .6

            Notes to Financial Statements. . . . . . . . . . . .7


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .9

PART II - Other Information:


      Item 1 - Legal Proceedings . . . . . . . . . . . . . . . 11


      Item 4 - Submission of Matters to a Vote of Security
               Holders. . . .  . . . . . . . . . . . . . . . . 12


      Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . 12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                  KOLL REAL ESTATE GROUP, INC.


                 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         INTRODUCTION TO THE FINANCIAL STATEMENTS



    The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the current year's previously issued Quarterly Report on Form 10-Q.

  The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         KOLL REAL ESTATE GROUP, INC.

                               BALANCE SHEETS

                                (in millions)


                                               December 31,  June 30,
                                                   1993       1994
  ASSETS                                       -----------   --------


Cash and cash equivalents                          $  21.8   $  27.1
Short-term investments                                21.7       8.3
Real estate held for development or sale              47.7      45.6
Operating properties, net                             16.3      16.2
Land held for development                            315.9     321.3
Other assets                                          22.9      20.8
                                                   -------   -------
                                                   $ 446.3   $ 439.3
                                                   -------   -------
                                                   -------   -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
    liabilities                                    $  30.8   $  31.1
  Senior bank debt                                     7.0       3.6
  Subordinated debentures                            134.9     143.7
  Other liabilities                                  110.1     105.8
                                                   -------   -------
  Total liabilities                                  282.8     284.2
                                                   -------   -------
Stockholders' equity:
  Series A Preferred Stock                              .4        .4
  Class A Common Stock                                 2.2       2.2
  Capital in excess of par value                     230.0     229.3
  Deferred proceeds from stock issuance               (1.5)      (.7)
  Minimum pension liability                           (1.5)     (1.5)
  Accumulated deficit                                (66.1)    (74.6)
                                                   -------   -------
  Total stockholders' equity                         163.5     155.1
                                                   -------   -------
                                                   $ 446.3   $ 439.3
                                                   -------   -------
                                                   -------   -------

       See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.
                           STATEMENTS OF OPERATIONS
                   (in millions, except per share amounts)

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                    1993    1994      1993      1994
                                    ----    ----      ----      ----

REVENUES:
  Asset Sales                   $   -     $  2.4    $    -    $  3.5
  Operations                        .9       2.4       1.1       4.7
                                ------    ------    ------    ------
                                    .9       4.8       1.1       8.2
                                ------    ------    ------    ------
COSTS OF:
  Asset Sales                        -       2.4         -       3.5
  Operations                        .9       2.4       1.5       4.5
                                ------    ------    ------    ------
                                    .9       4.8       1.5       8.0
                                ------    ------    ------    ------
Gross operating margin               -         -       (.4)      0.2

General and administrative
 expenses                          2.7       2.0       5.2       4.6
Interest expense                   6.3       4.6      12.4       9.0
Other (income) expense, net          -        .2      (1.6)       .6
                                ------    ------    ------    ------

Loss from continuing operations
 before income taxes              (9.0)     (6.8)    (16.4)    (14.0)

Provision (benefit) for
 income taxes                     (3.6)     (2.3)     (6.5)     (4.8)
                                ------    ------    ------    ------

Loss from continuing operations   (5.4)     (4.5)     (9.9)     (9.2)

Discontinued operations:
  Income from operations, net
   of income taxes                 1.9         -       4.0         -

  Gain on disposition, net of
   income taxes                      -         -         -        .7

Loss before the cumulative
 effect of accounting change      (3.5)     (4.5)     (5.9)     (8.5)

Cumulative effect of an
 accounting change for income
 taxes                               -         -     (36.0)        -
                                ------    ------    ------    ------
Net loss                         ($3.5)    ($4.5)   ($41.9)    ($8.5)
                                ------    ------    ------    ------
                                ------    ------    ------    ------

Earnings (loss) per common
 share:
  Continuing operations          ($.14)    ($.11)    ($.25)    ($.22)
  Discontinued operations          .05         -       .10       .02
  Cumulative effect of
   accounting change                 -         -      (.90)        -
                                ------    ------    ------    ------
Net loss per common share        ($.09)   ($ .11)   ($1.05)   ($ .20)
                                ------    ------    ------    ------
                                ------    ------    ------    ------

            See the accompanying notes to financial statements.

                       KOLL REAL ESTATE GROUP, INC.

                          STATEMENTS OF CASH FLOWS

                                (in millions)

                                                                Six Months Ended
                                                                    June 30,
                                                                1993        1994

                                                                ----        ----
Cash flows from operating activities:
  Loss before the cumulative effect of an accounting change    ($ 5.9)     ($8.5)
  Adjustments to reconcile to cash used by operating activity:
     Depreciation and amortization                                 .7         .7
     Non-cash interest expense                                   10.7        8.8
     Gains on sales                                               (.5)         -
     Gain on disposition of discontinued operation                  -        (.7)
     Proceeds from asset sales, net                                .5        3.5
     Investments in real estate held for development or sale      (.9)      (1.6)
     Investments in land held for development                    (3.4)      (5.4)
     Decrease (increase) in other assets                         (5.5)       1.8
     Decrease in accounts payable, accrued and
      other liabilities                                         (11.6)      (4.3)
                                                               ------     ------
       Cash used by operating activities                        (15.9)     ( 5.7)
                                                               ------     ------
Cash flows from investing activities:
  Sale of short-term investments                                    -       13.4
  Proceeds from disposition of discontinued operation               -        1.0
                                                               ------     ------
       Cash provided by investing activities                        -       14.4
                                                               ------     ------
Cash flows from financing activities:
  Net proceeds from nonrecourse debt                             43.4          -
  Repayments of senior bank debt                                (21.0)      (3.4)
                                                               ------     ------
       Cash provided (used) by financing activities              22.4       (3.4)
                                                               ------     ------
Net increase in cash and cash equivalents                         6.5        5.3

Cash and cash equivalents - beginning of period                  41.6       21.8
                                                               ------     ------
Cash and cash equivalents - end of period                      $ 48.1     $ 27.1
                                                               ------     ------
                                                               ------     ------

            See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1993, and the current year's previously issued Quarterly Report on Form 10-Q.

     Certain prior-period amounts have been reclassified to conform with their current presentation.

NOTE 2 - LOSS PER COMMON SHARE

  The weighted average number of common shares outstanding for both the three and six month periods ended June 30, 1993 and 1994 were 39.8 million shares and 43.3 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculation because the effect is anti-dilutive.

NOTE 3 - LAND HELD FOR DEVELOPMENT

     Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company is seeking approvals from local, state and federal governmental entities for a residential project of approximately 4,900 units (including approximately 4,300 units on Company-owned land) on this site. On August 15, 1994, the Orange County Environmental Management
Agency announced that it has proposed a lower density development alternative that contains options for the Bolsa Chica project with and without housing development in the lowland. The County planning staff's option with lowland development calls for a maximum of 3,200 units and a wetlands restoration plan financed by the Company. County staff has also proposed a second option without lowland development which includes a maximum of 2,500 units and would not require financial participation by the Company for wetlands restoration. If lowland development is eliminated, it would result in a substantial reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements. Any such future impact on the Statement of Operations and stockholders' equity would be partially offset by a decrease in deferred taxes. Due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in 1995 and to begin infrastructure construction in 1996, depending on economic and market conditions. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

NOTE 4 - DEBT

     SENIOR BANK DEBT

     The Company prepaid $3.4 million of senior bank debt during the six months ended June 30, 1994 with proceeds from sales of 10 residential homes at the Company's Wentworth By The Sea project in New Hampshire. Cash payments for interest on senior bank debt were approximately $1.7 million and $.2 million for the six months ended June 30, 1993 and 1994, respectively.

     SUBORDINATED DEBT

     Subordinated debt was comprised of the following (in millions):


                                   December 31,      June 30,
                                       1993             1994
                                   -----------       --------
     Senior subordinated debentures   $ 109.4         $ 116.0
     Subordinated debentures             27.4            29.0
                                      -------         -------
          Total face amount             136.8           145.0
     Less unamortized discount           (6.7)           (6.4)
     Plus accrued interest                4.8             5.1
                                      -------         -------
                                      $ 134.9         $ 143.7
                                      -------         -------
                                      -------         -------


NOTE 5 - INCOME TAXES

     Cash payments for federal, state and local income taxes were approximately $7.8 million and $.4 million for the six months ended June 30, 1993 and 1994, respectively. Tax refunds received were $1.0 million and $.7 million for the six months ended June 30, 1993 and 1994, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company was notified in March 1994 that a predecessor company and the Internal Revenue Service entered into a Stipulation of Settlement regarding an asserted tax deficiency that is the subject of certain tax sharing agreements. The Company was informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement. The Company has accrued for this obligation since December 1989. In April 1994, the Company notified the other parties that it is contesting their assertion of this obligation, prompting the other parties to commence legal action against the Company by filing suit in Delaware state court. A trial date for this case is scheduled for September 7, 1994. The Company fully anticipated the prospect of litigation and is vigorously defending its position with respect to the nonpayment of the alleged tax sharing obligation, in addition to asserting its own claims for monetary damages. In that regard, the Company filed suit against one of the parties in New York state court in April 1994. See "Part II, Item 1 - Legal Proceedings".

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principal activity of the Company has been to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to home builders; or participate in joint ventures with other developers, investors or home builders to finance and construct infrastructure and homes. The Company's principal activities also include providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis through its current offices throughout California, and in Dallas, Denver, Phoenix and Seattle. The Company intends to consider additional real estate acquisition opportunities; however, over the next two years the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

     Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value. The Company's real estate properties are subject to a number of uncertainties which can effect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. The Company is seeking approvals from local, state and federal governmental entities for a residential project of approximately 4,900 units (including approximately 4,300 units on Company-owned land) on this site. On August 15, 1994, the Orange County Environmental Management Agency announced that it has proposed a lower density development alternative that contains options for the Bolsa Chica project with and without housing development in the lowland. The County planning staff's option with lowland development calls for a maximum of 3,200 units and a wetlands restoration plan financed by the Company. County staff has also proposed a second option without lowland development which includes a maximum of 2,500 units and would not require financial participation by the Company for wetlands restoration. If lowland development is eliminated, it would result in a substantial reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements. Any such future impact on the Statement of Operations and stockholders' equity would be partially offset by a decrease in deferred taxes. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products.
Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of the nation's economy, and California's economy in particular, has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.

LIQUIDITY AND CAPITAL RESOURCES

     The principal assets remaining in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. During the first six months of 1994, the Company utilized substantially all of the proceeds from asset sales to make required prepayments of senior bank debt. Although the Company reported income in 1993 as a result of gains on dispositions and extinguishment of debt, it reported losses in 1991, 1992 and for the six months ended June 30, 1994, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to noncash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant.

     In addition, the Company was notified in March 1994 that a predecessor company and the Internal Revenue Service entered into a Stipulation of Settlement regarding an asserted tax deficiency that is the subject of certain tax sharing agreements. The Company was informed by the other parties to these tax sharing agreements that it is being charged with a net obligation of approximately $21 million under this settlement. The Company has accrued for this obligation since December 1989. In April 1994, the Company notified the other parties that it is contesting their assertion of this obligation, prompting the other parties to commence legal action against the Company by filing suit in Delaware state court. A trial date for this case is scheduled for September 7, 1994. The Company fully anticipated the prospect of litigation and is vigorously defending its position with respect to the nonpayment of the alleged tax sharing obligation, in addition to asserting its own claims for monetary damages. In that regard, the Company filed suit against one of the parties in New York state court in April 1994. See "Part II, Item 1 - Legal Proceedings".

     Given the limited availability of capital for real estate development under current conditions in the financial markets, the Company will be dependent primarily on cash, cash equivalents and short-term investments on hand to fund project investments, and general and administrative costs. At June 30, 1994 the Company's cash, cash equivalents and short-term investments aggregated $35.4 million. However, if the Company is required to pay all or substantially all of the $21 million claimed under the tax sharing agreements as discussed above, and such amount is not financed, the Company will need to obtain other sources of financing or sell additional assets in order to meet projected cash requirements during 1995.

FINANCIAL CONDITION

JUNE 30, 1994 COMPARED WITH DECEMBER 31, 1993

     The $13.4 million decrease in short-term investments primarily reflects the funding of project development and general and administrative costs, as well as a $5.3 million increase in cash and cash equivalents.

RESULTS OF OPERATIONS

     The results for 1993 have been reclassified to reflect the results of Lake Superior Land Company and Deltec Panamerica S.A.
as discontinued operations.

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THE THREE MONTHS
ENDED JUNE 30, 1993

     The increase in revenues from $.9 million in 1993 to $4.8 million in 1994 and the increase in costs of sales from $.9 million in 1993 to $4.8 million in 1994 principally reflect the operations of the domestic real estate development business acquired from The Koll Company in September 1993, and residential home sales at the Wentworth By The Sea project during the three months ended June 30, 1994.

     The decrease in interest expense from $6.3 million in 1993 to $4.6 million in 1994 reflects both the reductions in outstanding senior bank debt throughout 1993, and the reduction in outstanding subordinated debt in December 1993.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH THE SIX MONTHS ENDED
JUNE 30, 1993

     The increase in revenues from $1.1 million in 1993 to $8.2 million in 1994 and the increase in costs of sales from $1.5 million in 1993 to $8.0 million in 1994 principally reflect the operations of the domestic real estate development business acquired from The Koll Company in September 1993, and residential home sales at the Wentworth By The Sea project during the six months ended June 30, 1994.

     The decrease in interest expense from $12.4 million in 1993 to $9.0 million in 1994 reflects both the reductions in outstanding senior bank debt throughout 1993, and the reduction in outstanding subordinated debt in December 1993.

     The change in other (income) expense, net from $1.6 million of income for 1993 to $.5 million of expense for 1994 primarily reflects a $2.0 million insurance reimbursement received in February 1993 related to 1992 environmental litigation costs.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On April 13, 1994, Abex Inc. ("Abex") and Wheelabrator Technologies Inc. ("WTI") filed suit in Delaware Chancery Court against the Company seeking, among other things, declaratory relief, specific performance, and monetary damages for the Company's alleged failure to pay approximately $21 million claimed to be owed pursuant to tax sharing agreements entered into in 1988 and 1989. This suit was filed after the Company contested the alleged obligation and asserted various defenses to making any payment under these agreements. A trial date for the case is scheduled for September 7, 1994.

     The Company is vigorously defending its position with respect to the nonpayment of the alleged tax sharing obligation. In that regard, on April 18, 1994 the Company filed suit in the Supreme Court of the State of New York against WTI and Abex for damages of $7,600,000 for breach of their obligations under a related tax sharing agreement entered into in 1992. On April 27, 1994, the Company amended its complaint to name only Abex as a defendant in this action. No trial date has been set for the New York case.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS

         At the annual meeting of stockholders of the Company held May 20, 1994, the 1993 Stock Option/Stock Issuance Plan was approved as follows: 17,076,722 for; 5,045,841 withheld; 801,858 abstentions and broker nonvotes.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


         10.1 Netting Agreement dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed herewith.*


     (b) Reports on Form 8-K:

              None.

                            SIGNATURE

          Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KOLL REAL ESTATE GROUP, INC.


     Date August 15, 1994             /s/ Raymond J. Pacini
                                     -----------------------------
                                     RAYMOND J. PACINI
                                     Executive Vice President -
                                     Chief Financial Officer

                          SCHEDULE 10.1

     Pursuant to Instruction 2 of Item 601 of Regulation S-K, the following documents have not been filed as exhibits because they are substantially identical in all material respects to Exhibit
10.1 filed herewith:

         Five (5) other Netting Agreements each dated as of October 1, 1993 between an executive officer of the Registrant and different subsidiaries and limited partnerships of the Registrant.