Form 10-Q
period 1994-09-30
KOLL REAL ESTATE GROUP INC
filed 1994-11-14
CIK 840216

           This Form 10-Q consists of 15 sequentially numbered pages.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1994
                                               ------------------

                         Commission file number 0-17189
                                                -------

                          KOLL REAL ESTATE GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                02-0426634
          --------                                ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization.)              Identification No.)


                    4343 Von Karman Avenue
                    Newport Beach, California                 92660
                    -------------------------               ---------
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


The number of shares of Class A Common Stock outstanding at November 11, 1994 were 45,319,703

                          KOLL REAL ESTATE GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                    I N D E X
                           --------------------------

                                                                        PAGE NO.
PART I - Financial Information:

         Item 1 - Financial Statements


                  Introduction to the Financial Statements . . . . . . . . . . 3

                  Balance Sheets -
                  December 31, 1993 and September 30, 1994 . . . . . . . . . . 4

                  Statements of Operations -
                  Three and Nine Months Ended September 30, 1993 and 1994. . . 5

                  Statements of Cash Flows -
                  Nine Months Ended September 30, 1993 and 1994. . . . . . . . 6

                  Notes to Financial Statements. . . . . . . . . . . . . . . . 7


         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . . .10

Part II - Other Information:


         Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .13

         Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                          KOLL REAL ESTATE GROUP, INC.


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS



    The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the current year's previously issued Quarterly Reports on Form 10-Q.

  The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                          KOLL REAL ESTATE GROUP, INC.

                                 BALANCE SHEETS

                                  (in millions)

                                             December 31,        September 30,
                                                1993                1994
                                               -------             -------
  ASSETS

Cash and cash equivalents                      $  21.8             $  26.9
Short-term investments                            21.7                 3.0
Real estate held for development or sale          47.7                46.3
Operating properties, net                         16.3                12.6
Land held for development                        315.9               323.4
Other assets                                      22.9                20.6
                                               -------             -------

                                               $ 446.3             $ 432.8
                                               -------             -------
                                               -------             -------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
    liabilities                                $  30.8             $  30.7
  Senior bank debt                                 7.0                 -
  Subordinated debentures                        134.9               148.2
  Other liabilities                              110.1               103.3
                                               -------             -------

  Total liabilities                              282.8               282.2
                                               -------             -------

Stockholders' equity:
  Series A Preferred Stock                          .4                  .4
  Class A Common Stock                             2.2                 2.2
  Capital in excess of par value                 230.0               229.5
  Deferred proceeds from stock issuance           (1.5)               (1.0)
  Minimum pension liability                       (1.5)               (1.5)
  Accumulated deficit                            (66.1)              (79.0)
                                               -------              -------

  Total stockholders' equity                     163.5               150.6
                                               -------              -------

                                               $ 446.3             $ 432.8
                                               -------             -------
                                               -------             -------

                 See accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)

                                                 Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                    1993      1994      1993      1994
                                                   -----     -----     -----     -----
REVENUES:
  Asset Sales                                    $    -    $  4.9    $    -    $  8.4
  Operations                                        2.2       3.5       3.3       8.2
                                                 -------   -------   -------   --------
                                                    2.2       8.4       3.3      16.6
                                                 -------   -------   -------   --------
COSTS OF:
  Asset Sales                                         -       4.8         -       8.3
  Operations                                        1.5       3.1       3.0       7.6
                                                 -------   -------   -------   --------
                                                    1.5       7.9       3.0      15.9
                                                 -------   -------   -------   --------
Gross operating margin                               .7        .5        .3        .7

General and administrative expenses                 1.8       2.0       6.6       6.5
Interest expense                                    6.2       4.7      18.6      13.7
Other expense (income), net                        (2.4)       .5      (3.6)      1.2
                                                 -------   -------   -------   --------

Loss from continuing operations before
 income taxes                                      (4.9)     (6.7)    (21.3)    (20.7)

Provision (benefit) for income taxes               ( .1)     (2.3)     (6.6)     (7.1)
                                                 -------   -------   -------   --------

Loss from continuing operations                    (4.8)     (4.4)    (14.7)    (13.6)
Discontinued operations:
  Income from operations, net of income taxes        .8         -       4.8         -
  Gain on disposition, net of income taxes          1.9         -       1.9        .7
                                                 -------   -------   -------   --------

Loss before the cumulative effect of an
     accounting change                             (2.1)    ( 4.4)     (8.0)    (12.9)

Cumulative effect of an accounting
 change for income taxes                              -         -     (36.0)        -
                                                 -------   -------   -------   --------

Net loss                                         ($ 2.1)   ($ 4.4)   ($44.0)   ($12.9)
                                                 -------   -------   -------   --------
                                                 -------   -------   -------   --------

Earnings (loss) per common share:
  Continuing operations                            ($.12)    ($.10)    ($.38)    ($.32)
  Discontinued operations                            .07        -        .17       .02
  Cumulative effect of accounting change              -         -       (.90)       -
                                                 -------   -------   -------   --------
Net loss per common share                         ($ .05)   ($ .10)   ($1.11)   ($ .30)
                                                 -------   -------   -------   --------
                                                 -------   -------   -------   --------

               See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                  (in millions)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        1993            1994
                                                                        ----            ----
Cash flows from operating activities:
   Loss before the cumulative effect of an accounting change          ($  8.0)       ($ 12.9)
   Adjustments to reconcile to cash used by operating activities:
      Depreciation and amortization                                       1.2             .9
      Non-cash interest expense                                          16.3           13.3
      Gains on sales                                                        -            (.1)
      Gain on disposition of discontinued operation                      (1.9)           (.7)
      Proceeds from asset sales, net                                        -            7.9
      Investments in real estate held for development or sale            (2.2)          (3.2)
      Investments in land held for development                           (5.5)          (7.5)
      Decrease (increase) in other assets                                (6.3)           1.8
      Decrease in accounts payable, accrued and
       other liabilities                                                (14.6)         ( 7.1)
                                                                      --------       --------

          Cash used by operating activities                             (21.0)         ( 7.6)
                                                                      --------       --------

Cash flows from investing activities:
   Sale of short-term investments, net                                      -           18.7
   Proceeds from disposition of discontinued operation                      -            1.0
   Acquisition of real estate development business                       (6.1)             -
   Sale of equity investment                                             43.7              -
                                                                      --------       --------

          Cash provided by investing activities                          37.6           19.7
                                                                      --------       --------

Cash flows from financing activities:
   Net proceeds from nonrecourse debt                                    43.4              -
   Repayments of senior bank debt                                       (47.9)          (7.0)
                                                                      --------       --------

          Cash used by financing activities                              (4.5)          (7.0)
                                                                      --------       --------

Net increase in cash and cash equivalents                                12.1            5.1

Cash and cash equivalents - beginning of period                          41.6           21.8
                                                                      --------       --------

Cash and cash equivalents - end of period                              $ 53.7         $ 26.9
                                                                      --------       --------
                                                                      --------       --------

               See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1993, and the current year's previously issued Quarterly Reports on Form 10-Q.

     Certain prior-period amounts have been reclassified to conform with their current presentation.


NOTE 2 - ACQUISITION

     On November 9, 1994, the Company acquired the stock of Kathryn G. Thompson Company and related assets. The principal activities of the acquired business are residential real estate development and homebuilding, focusing on the entry-level and first time move-up market segments. Current projects of the acquired business include partnership interests in a 230-acre project approved for 1,421 residential units in southern Orange County and a 30-acre project approved for 92 single family detached homes in northern San Diego County. In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares of Class A Common Stock and warrants for an additional 2 million shares, and assumed approximately $4.8 million of capital contribution notes which are primarily payable out of positive net cash flow to be generated by the Orange County partnership interest and are not due until the earlier of the completion of the project or April 1999. In addition, the Company is in preliminary discussions with other homebuilding companies regarding potential acquisitions. However, the Company has not entered into any letter of intent or agreement in principle with respect to the terms of any potential acquisition, and there can be no assurance that these preliminary discussions will result in any acquisition.


NOTE 3 - LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding for both the three and nine month periods ended September 30, 1993 and 1994 were 39.8 million shares and 43.3 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.


NOTE 4 - LAND HELD FOR DEVELOPMENT

     Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company continues to seek approvals from local, state and federal governmental entities for a residential project of approximately 4,900 units (including approximately 4,300 units on Company-owned land) on this site. During the fourth quarter of 1994, the Orange County Environmental Management Agency proposed a new development plan for the Bolsa Chica project which would allow a maximum of 3,300 residential units and a wetlands restoration plan modified to include a tidal inlet, to be financed by the Company. The plan is subject to additional public review and numerous governmental approvals, including the approval of the Orange County Board of Supervisors, which is currently expected to vote on this proposal in December 1994, the state Coastal Commission and the U.S. Army Corps of Engineers. There can be no assurances that the project will receive final approvals as currently proposed. Due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in 1995 and to begin infrastructure construction in 1996, depending on economic and market conditions. If the number of units ultimately approved is materially lower than the County's proposed 3,300 unit option, a reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements would result. Any such future impact on the Statement of Operations and stockholders' equity would be partially offset by a decrease in deferred taxes. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.


NOTE 5 - DEBT

     SENIOR BANK DEBT

     On September 8, 1994, the Company sold the golf course at its Wentworth By The Sea project in New Hampshire for approximately $3.3 million and used the proceeds to retire the balance of senior bank debt. Cash payments for interest on senior bank debt were approximately $2.3 million for the nine months ended September 30, 1993 and $.4 million in 1994, through the date of retirement.

      In October 1994, the Company obtained a commitment from a major financial institution for a $30 million credit facility, which may be used, if necessary, to secure an appeal bond in the event of an adverse decision in connection with the litigation described below in Note 7 and in Part II, Item 1 - Legal Proceedings. The credit facility includes $5 million available to fund project investments at the Company's Eagle Crest project. During the fourth quarter of 1994, the Company also obtained a commitment for $7.5 million from another major financial institution to fund project development costs at the Wentworth By The Sea project.

     SUBORDINATED DEBT

     Subordinated debt was comprised of the following (in millions):

                                             December 31,      September 30,
                                                 1993              1994
                                             ------------      -------------

     Senior subordinated debentures             $ 109.4           $ 123.0
     Subordinated debentures                       27.4              30.7
                                                --------          --------
          Total face amount                       136.8             153.7
     Less unamortized discount                     (6.7)             (6.3)
     Plus accrued interest                          4.8                .8
                                                --------          --------
                                                $ 134.9           $ 148.2
                                                --------          --------
                                                --------          --------


NOTE 6 - INCOME TAXES

     Cash payments for federal, state and local income taxes were approximately $7.8 million and $.4 million for the nine months ended September 30, 1993 and 1994, respectively. Tax refunds received were $1.0 million and $.8 million for the nine months ended September 30, 1993 and 1994, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company was notified in March 1994 that a predecessor company and the Internal Revenue Service entered into a Stipulation of Settlement regarding an asserted tax deficiency that is the subject of certain tax sharing agreements. The Company was informed by the other parties to these tax sharing agreements that it was being charged with a net obligation of approximately $21 million under this settlement. The Company has accrued for this obligation since December 1989. In April 1994, the Company notified the other parties that it was contesting their assertion of this obligation, prompting them to commence legal action against the Company by filing suit in Delaware Chancery Court. The Company fully anticipated the prospect of litigation and vigorously defended its position with respect to the nonpayment of the alleged tax sharing obligation, in addition to asserting its own claims for monetary damages. In that regard, the Company filed suit against one of the parties in the Supreme Court of the state of New York in April 1994. The Delaware case was tried in September 1994 and the court's decision is pending. See "Part II, Item 1 - Legal Proceedings". In October 1994, the Company obtained a commitment from a major financial institution for a $30 million credit facility, which may be used, if necessary, to secure an appeal bond in the event of an adverse decision in this case.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The principal activity of the Company has been to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company's principal activities also include providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis through its current offices throughout California, and in Dallas, Denver, Las Vegas, Phoenix and Seattle. The Company intends to consider additional real estate acquisition opportunities; however, over the next two years the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts. The Company is in preliminary discussions with other homebuilding companies regarding potential acquisitions. However, the Company has not entered into any letter of intent or agreement in principle with respect to the terms of any potential acquisition, and there can be no assurance that these preliminary discussions will result in any acquisition.

     Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value. The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. The Company continues to seek approvals from local, state and federal governmental entities for a residential project of approximately 4,900 units (including approximately 4,300 units on Company-owned land) on the Bolsa Chica site. During the fourth quarter of 1994, the Orange County Environmental Management Agency proposed a new development plan for the Bolsa Chica project which would allow a maximum of 3,300 residential units and a wetlands restoration plan modified to include a tidal inlet, to be financed by the Company. The plan is subject to additional public review and numerous governmental approvals, including the approval of the Orange County Board of Supervisors, which is currently expected to vote on this proposal in December 1994, the state Coastal Commission and the U.S. Army Corps of Engineers. There can be no assurances that the project will receive final approvals as currently proposed. If the number of units ultimately approved is materially lower than the County's proposed 3,300 unit option, a reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements would result. Any such future impact on the Statement of Operations and stockholders' equity would be partially offset by a decrease in deferred taxes. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of the nation's economy, and

California's economy in particular, has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.


LIQUIDITY AND CAPITAL RESOURCES

     The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. During the first nine months of 1994, the Company utilized substantially all of the proceeds from asset sales to make required prepayments of senior bank debt, which was retired on September 8, 1994. Although the Company reported income in 1993 as a result of gains on dispositions and extinguishment of debt, it reported losses in 1991, 1992 and for the nine months ended September 30, 1994, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to noncash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant.

     The Company was notified in March 1994 that a predecessor company and the Internal Revenue Service entered into a Stipulation of Settlement regarding an asserted tax deficiency that is the subject of certain tax sharing agreements. The Company was informed by the other parties to these tax sharing agreements that it was being charged with a net obligation of approximately $21 million under this settlement. The Company has accrued for this obligation since December 1989. In April 1994, the Company notified the other parties that it was contesting their assertion of this obligation, prompting them to commence legal action against the Company by filing suit in Delaware Chancery Court. The Company fully anticipated the prospect of litigation and vigorously defended its position with respect to the nonpayment of the alleged tax sharing obligation, in addition to asserting its own claims for monetary damages. In that regard, the Company filed suit against one of the parties in the Supreme Court of the state of New York in April 1994. The Delaware case was tried in September 1994 and the court's decision is pending. See "Part II, Item 1 - Legal Proceedings".

     In October 1994, the Company obtained a commitment from a major financial institution for a $30 million credit facility, which may be used, if necessary, to secure an appeal bond in the event of an adverse decision in this case. The credit facility includes $5 million available to fund project investments at the Company's Eagle Crest project. During the fourth quarter of 1994, the Company also obtained a commitment for $7.5 million from another major financial institution to fund project development costs at the Company's Wentworth By The Sea project in New Hampshire. At September 30, 1994 the Company's cash, cash equivalents and short-term investments aggregated $29.9 million.

FINANCIAL CONDITION

SEPTEMBER 30, 1994 COMPARED WITH DECEMBER 31, 1993

     The $18.7 million decrease in short-term investments primarily reflects the funding of project development and general and administrative costs, as well as a $5.1 million increase in cash and cash equivalents.


RESULTS OF OPERATIONS

     The results for 1993 have been reclassified to reflect the results of Lake Superior Land Company and Deltec Panamerica S.A. as discontinued operations.

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1993

     The increase in revenues from $2.2 million in 1993 to $8.4 million in 1994 and the increase in costs of sales from $1.5 million in 1993 to $7.9 million in 1994 principally reflect residential home sales and the golf course sale at the Company's Wentworth By The Sea project during the three months ended September 30, 1994, and operations of the domestic real estate development business acquired from The Koll Company in September 1993.

     The decrease in interest expense from $6.2 million in 1993 to $4.7 million in 1994 reflects both the reductions in outstanding senior bank debt during the second half of 1993 and the first three quarters of 1994, and the reduction in outstanding subordinated debt in December 1993.

     The change in other expense (income), net from $2.4 million of income for 1993 to $.5 million of expense for 1994 primarily reflects $3.0 million received in August 1993 in connection with the termination of a put option agreement with Abex Inc.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1993

     The increase in revenues from $3.3 million in 1993 to $16.6 million in 1994 and the increase in costs of sales from $3.0 million in 1993 to $15.9 million in 1994 principally reflect residential home sales and the golf course sale at the Wentworth By The Sea project during the nine months ended September 30, 1994, and the operations of the domestic real estate development business acquired from The Koll Company in September 1993.

     The decrease in interest expense from $18.6 million in 1993 to $13.7 million in 1994 reflects both the reductions in outstanding senior bank debt throughout 1993 and the first three quarters of 1994, and the reduction in outstanding subordinated debt in December 1993.

     The change in other expense (income), net from $3.6 million of income for 1993 to $1.2 million of expense for 1994 primarily reflects $3.0 million received in August 1993 in connection with the termination of a put option agreement with Abex Inc. and a $2.0 million insurance reimbursement received in February 1993 related to 1992 environmental litigation costs.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On April 13, 1994, Abex Inc. ("Abex") and Wheelabrator Technologies Inc. ("WTI") filed suit in Delaware Chancery Court against the Company seeking, among other things, declaratory relief, specific performance, and monetary damages for the Company's alleged failure to pay approximately $21 million claimed to be owed pursuant to tax sharing agreements entered into in 1988 and 1989. This suit was filed after the Company contested the alleged obligation and asserted various defenses to making any payment under these agreements. The Delaware suit was tried in September 1994 and the court's decision is pending.

     The Company vigorously defended its position with respect to the nonpayment of the alleged tax sharing obligation. In that regard, on April 18, 1994 the Company filed suit in the Supreme Court of the state of New York against WTI and Abex for damages of $7.6 million for breach of their obligations under a related tax sharing agreement entered into in 1992. On April 27, 1994, the Company amended its complaint to name only Abex as a defendant in this action. No trial date has been set for the New York case.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

     10.1 Second Amended and Restated Asset Purchase Agreement dated as of October 28, 1994 between the Company and Kathryn G. Thompson Construction Company and affiliates.

     10.2 Agreement Respecting Vesting of Rights dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed herewith.

     10.3 Agreement of Limited Partnership dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed herewith.

     27.1     Financial Data Schedule.

     (b)      Reports on Form 8-K:

              None.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KOLL REAL ESTATE GROUP, INC.



Date November 14, 1994                    ____________________________
                                          RAYMOND J. PACINI
                                          Executive Vice President -
                                          Chief Financial Officer

                                  SCHEDULE 10.2

     Pursuant to Instruction 2 of Item 601 of Regulation S-K, the following documents have not been filed as exhibits because they are substantially identical in all material respects to Exhibit 10.2 filed herewith:

     Five (5) other Agreements Respecting Vesting of Rights each dated as of October 1, 1993 between an executive officer of the Registrant and different subsidiaries and limited partnerships of the Registrant.

                                  SCHEDULE 10.3

     Pursuant to Instruction 2 of Item 601 of Registration S-K, the following documents have not been filed as exhibits because they are substantially identical in all material respects to Exhibit 10.3 filed herewith:

     Five (5) other Limited Partnership Agreements each dated as of October 1, 1993 between an executive officer of the Registrant and different subsidiaries and limited partnerships of the Registrant.