Form 10-K405
KOLL REAL ESTATE GROUP INC
filed 1995-03-30
CIK 840216

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___
    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1995 WAS $14,195,987.

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MARCH 1, 1995 WAS 46,603,817.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Koll Real Estate Group, Inc., a Delaware corporation, formerly known as The Bolsa Chica Company (from July 16, 1992 to September 30, 1993) and as Henley Properties Inc. (from December 1989 to July 16, 1992), is a real estate development company with properties principally in Southern California, as well as on the coastline of New Hampshire. The principal activity of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company") is to obtain zoning and other entitlements for land it owns and to improve the land principally for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

    The Company's principal activities also include providing commercial, industrial, retail and residential real estate development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis, through its offices throughout California, and in Dallas, Denver, Phoenix and Seattle. With the November 1994 acquisition of the Kathryn G. Thompson Company, the Company's principal activities have been expanded to include single and multi-family residential construction.

    The Company's executive offices are located at 4343 Von Karman Avenue, Newport Beach, California 92660 (telephone: (714) 833-3030).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    BOLSA CHICA. The Bolsa Chica property is the principal property in the Company's portfolio. The Company owns approximately 1,200 acres of the 1,600 acres of undeveloped Bolsa Chica land located adjacent to the Pacific Ocean in northwestern Orange County, California. Bolsa Chica is bordered on the north and east by residential development, to the south by open space and residential development, and to the west by the Pacific Coast Highway and the Bolsa Chica State Beach. Bolsa Chica is one of the last large undeveloped coastal properties in Southern California, located approximately 35 miles south of downtown Los Angeles. As further described below, in December 1994 the Orange County Board of Supervisors unanimously approved a 3,300 unit residential development and wetlands restoration plan for this property which remains subject to other governmental approvals.

    In 1986, the California Coastal Commission certified a local coastal program/land use plan for the Bolsa Chica property, which was subject to certain conditions, including further presentation of favorable economic, environmental and physical feasibility studies. The 1986 proposed development of the Bolsa Chica property as a marina/residential development provoked substantial controversy and highlighted public and political awareness of the property and the potential impact of development on the environmentally sensitive lowland areas, among other issues. In order to achieve a public consensus on the plans for Bolsa Chica's development and to expedite development of the property, in 1988 the Company helped organize the Bolsa Chica Planning Coalition (the "Coalition"), consisting of representatives of the Company, city, county and state officials, and the Amigos de Bolsa Chica, a local citizens' environmental organization. The objective of the Coalition was to consider alternative land use plans for Bolsa Chica. In 1989, the Coalition reached an agreement in principle on a concept plan permitting the development of an oceanfront residential community of up to 5,700 residential units featuring protected wetlands (the "Coalition Plan").

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

    In March 1993, the Company transferred local processing of the Coalition Plan to the County of Orange in order to integrate the Bolsa Chica regional park and wetlands restoration with the rest of the land use planning. Given the extent of comments received from the public, including a variety of state and federal agencies, the County of Orange recirculated a revised draft of the environmental impact report in December 1993, for public comment which concluded in February 1994. The revised draft contained an in-depth analysis of an alternative plan which included 3,500 homes, in addition to the in-depth analysis of the Coalition Plan.

    In August 1994, the Orange County Environmental Management Agency proposed a lower density development alternative that contained options for the Bolsa Chica project with and without housing development in the lowland. The County planning staff's option with lowland development called for a maximum of 3,200 units and a wetlands restoration plan, without a tidal inlet, which would be financed by the Company. County staff also proposed a second option without lowland development which included a maximum of 2,500 units and would not require financial participation by the Company for wetlands restoration.

    During the fourth quarter of 1994, following input from the community on its August 1994 proposal, the Orange County Environmental Management Agency proposed a development plan which includes a wetlands restoration plan modified to include a tidal inlet to be financed by the Company and would allow a maximum of 3,300 residential units at Bolsa Chica. The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices. In December 1994, the Orange County Board of Supervisors unanimously approved the 3,300 unit plan, which remains subject to their approval of a development agreement, for which a public hearing and vote are scheduled for April 1995, and the approvals of the California Coastal Commission and the U.S. Army Corps of Engineers. The Company, working with various governmental, community and environmental groups, has developed a quality master plan which reflects a 42% reduction in density (from 5,700 to 3,300 units) and a wetlands restoration plan to be funded by development of up to 900 units in the lowlands. The Company therefore anticipates that the remaining approvals will be secured on a timely basis. However, due to a number of factors beyond the Company's control, including possible objections of various environmental and so- called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed or modified substantially. In this regard, on January 13, 1995, two lawsuits were filed disputing the validity of the Bolsa Chica project approval by the Orange County Board of Supervisors. See "Item 3. Legal Proceedings". Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in 1995 and to begin infrastructure construction in 1996, depending on economic and market conditions.

    The Company is engaged in preliminary negotiations with various governmental agencies regarding alternative proposals for wetlands restoration, which include the possibility of the Company selling all of its approximately 930 acres of lowlands at Bolsa Chica. The ability of the Company to complete any such sale is subject to substantial contingencies including obtaining all final approvals from various governmental agencies for development of up to 2,500 residential units on the Company's approximately 200 acres (and approximately 21 acres owned by third parties) on the Bolsa Chica mesa. Therefore, there can be no assurance that these negotiations will result in any transaction being completed. Under the 3,300 unit residential development and wetlands restoration plan approved by the Orange County Board of Supervisors, the Company is committed to restoring the wetlands at Bolsa Chica. The Company believes that the approved plan is currently the only viable alternative for wetlands restoration. However, during the ongoing entitlement process for the Bolsa Chica project, the Company will continue to evaluate a potential sale of the lowlands and any other viable alternative for restoring the wetlands and accelerating development of this property. If the Company accepts any such alternative which results in the number of residential units being materially reduced below 3,300 units, a significant reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements would result. Any such potential impact on the statement of operations and stockholders' equity would be partially offset by a decrease in deferred taxes. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it may adversely affect residential real estate.

    EAGLE CREST. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course which has been operating since May 1993. In December 1994, the Company completed a financing agreement with a major financial institution which provides for a $5 million construction loan for the Eagle Crest project and includes a one-time option to reborrow $5 million after repayment, subject to certain restrictions. The Company plans to utilize the construction loan, along with available cash, to fund completion of infrastructure construction in anticipation of selling residential lots to homebuilders in the second half of 1995. During the first quarter of 1995, the Company entered into an agreement with an Orange County homebuilder, Akins Communities, Inc. ("Akins"), under which Akins will assist the Company in managing the residential development of Eagle Crest and the sale of lots to other homebuilders. Akins and the Company are also discussing the potential of jointly building some of the homes at Eagle Crest.

    FAIRBANKS HIGHLANDS. This property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. The property is located within an area designated by San Diego as the "North City Future Urbanizing Area" which prohibits any density increases without voter approval. An initiative placed on the June 1994 election ballot which would have changed the property's designation and allowed development of significantly greater density (up to 800 residential units) was defeated. Existing zoning allows estate-sized lots, limited by a four acre to one-lot ratio, which would allow 92 lots to be developed. The current entitlement process, which includes tentative map approval and environmental clearance, is anticipated to be completed by the end of 1995.

    WENTWORTH BY THE SEA. This 100-acre project is currently being managed, at the direction of the Company, by a local real estate management and development company, which is developing 130 new residential and vacation homes in New Hampshire, approximately 60 miles north of Boston. In September 1994, the
Company sold the 18-hole golf course and to date, has sold 19 of 21 single-family detached condominium homes built by the previous owner. Also in September 1994, the Company began marketing its next phase of 20 lots and since then, two lots and one home have been sold and six homes are in escrow and under construction. In December 1994, the Company completed a financing agreement with a major financial institution which provides for a construction loan of up to $6.5 million to fund completion of infrastructure improvements and construction of homes for the Wentworth By The Sea project. The Company is also in discussions with a corporation interested in purchasing and restoring the original Wentworth Hotel, which closed in 1981.

    ALISO VIEJO. With the acquisition of the Kathryn G. Thompson Company on November 9, 1994, the Company acquired a 49% general partnership interest in a 230-acre project approved for 1,421 single family residential units in southern Orange County. The property is well located, within close proximity to transportation infrastructure, employment centers and other attractions, including the Orange County (John Wayne) Airport (approximately 25 minutes), the San Joaquin Transportation Corridor (a quarter mile) and Laguna Beach (approximately 10 minutes). In March 1995, grand openings were held for the first two phases and 32 units were offered for sale.

    OCEANSIDE HILLS. As a result of the acquisition of the Kathryn G. Thompson Company, the Company also acquired a 40% general partnership interest in a 30-acre project approved for 92 single family detached homes in northern San Diego County. Marketing for the first phase of 14 units began in December 1994 and since then 11 have been sold and one is in escrow. The second phase of 18 units was released for sale in March 1995 and eight are in escrow.

    OTHER PROPERTIES. The Company owns various other commercial and industrial properties in Southern California, including land zoned for commercial/industrial use in Coronado, Rancho Murrieta, Ontario and Signal Hill, California and resort/residential property in Michigan. All of these properties are currently held for sale, subject to market conditions.

    PROPERTY DISPOSITIONS. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1993 and 1994.

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

    As more fully described above, the Company is in the process of seeking the necessary state and federal approvals and permits to begin development of its Bolsa Chica property. In December 1994, the Orange County Board of Supervisors approved the 3,300 unit residential development and wetlands restoration plan proposed by the Orange County Environmental Management Agency. The Company's goal is to obtain a development agreement with the County of Orange and all necessary approvals of the California Coastal Commission and U.S. Army Corps of Engineers in 1995. The Company, working with various governmental, community and environmental groups, has developed a quality master plan which reflects a 42% reduction in density (from 5,700 to 3,300 units) and a wetlands restoration plan to be financed by development of up to 900 units in the lowlands. The Company therefore anticipates that the remaining approvals will be secured on a timely basis. Nevertheless, the approval process for the Bolsa Chica property remains subject to the uncertainties described above, and there can be no assurance that such approvals will ultimately be obtained or will not be substantially delayed. Failure to obtain such approvals would have, and a substantial delay in obtaining such approvals could have, a material adverse effect on the Company. As discussed under the heading "Principal Properties -- Bolsa Chica," during the ongoing entitlement process, the Company will continue to evaluate viable alternatives for restoring the wetlands and accelerating development of this property.

    The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. Although the Company believes that its operations are in general compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. However, the Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations, including the potential remediation expenditures proposed in connection with certain indemnity obligations discussed below in "Corporate Indemnification Matters."

CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. See Note 8 "Income Taxes -- Tax Sharing Agreements" in Notes to Financial Statements on pages F-19 to F-21 of this Annual Report. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessor and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    Under the terms of a 1992 transition agreement, Abex Inc. ("Abex") and the Company have generally agreed that, following the Company's 1992 merger with The Henley Group, Inc., each company is responsible for environmental liabilities relating to its existing, past and future assets and businesses and will indemnify the other in respect thereof.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied Signal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost between $6 and $7.5 million. EPA estimates that it has spent between $3 and $4 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. Settlement negotiations between the Company, on behalf of UOP, and EPA resumed shortly thereafter. In January 1995, EPA indicated that any settlement would require UOP to pay in the range of $2.6 to $3.3 million. The Company, without admission of any obligation to UOP, has since determined to vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

EMPLOYEES

    As of March 1, 1995 the Company and its subsidiaries had approximately 140 employees.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Certain of the executive officers of the Company are also executive officers of The Koll Company ("Koll") and its affiliates. Accordingly, they will devote less than all of their working time to the businesses of the Company. Set forth below is information with respect to each executive officer.

NAME AND TITLE                  AGE*             BUSINESS EXPERIENCE
------------------------------  ----  ------------------------------------------
Donald M. Koll                   62   Chairman of the Board of the Company since
Chairman of the Board                 March 1993. Managing Director-President
                                      and Director of the Company from 1990 to
                                      1992. Chairman of the Board and Chief
                                      Executive Officer of Koll (general
                                      contracting and international real estate
                                      development since prior to 1990) and
                                      Chairman of the Board of Koll Management
                                      Services, Inc. ("KMS") (real estate
                                      management) since 1991.
Ray Wirta                        51   Vice Chairman of the Board and Chief
Vice Chairman of the Board and        Executive Officer of the Company since
Chief Executive Officer               March 1993. President and Chief Operating
                                      Officer of Koll since prior to 1990. Vice
                                      Chairman of the Board and Chief Executive
                                      Officer of KMS since 1991.
Richard M. Ortwein               53   President of the Company since October
President                             1993. President, Southern California
                                      Division of Koll from prior to 1990 to May
                                      1994. Executive Vice President of KMS from
                                      1991 to 1993, and Director of KMS from
                                      1992 to March 1994.
Raymond J. Pacini                39   Executive Vice President and Secretary of
Executive Vice President,             the Company since 1993; Chief Financial
Chief Financial Officer,              Officer and Treasurer of the Company since
Treasurer and Secretary               1992. Managing Director of the Company
                                      from 1990 to 1992. Executive Vice
                                      President and Chief Financial Officer of
                                      KMS from March to November 1993.

------------------------
* As of April 1, 1995

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

PROPERTY                 LOCATION              ACRES  PRESENT OR PLANNED USE
-----------------------  --------------------  -----  --------------------------
Newport Beach*           Newport Beach, CA      --    Headquarters
Bolsa Chica              Huntington Beach, CA  1,200  Oceanfront residential
                                                       community
Eagle Crest              Escondido, CA           850  Golf/residential community
Fairbanks Highlands      San Diego, CA           390  Residential community
Wentworth By The Sea     New Castle, NH          100  Resort/marina/residential
                                                       community
Aliso Viejo**            Aliso Viejo, CA         230  Residential community
Oceanside Hills**        Oceanside, CA            30  Residential community
Michigan Land            Upper Peninsula, MI   3,900  Resort/residential lots
Grand Caribe Isle***     Coronado, CA              5  Commercial land
Rancho Murrieta          Murrieta, CA             20  Commercial/industrial land
 Business Park
Ontario****              Ontario, CA              11  Commercial/industrial land
Signal Hill              Signal Hill, CA           2  Commercial/industrial land

------------------------
   * Leased
  ** Minority interest in partnership
 *** Ground lease
**** Fee title will be obtained upon completion of deed-in-lieu of foreclosure procedings

ITEM 3.  LEGAL PROCEEDINGS

    On April 13, 1994, Abex Inc. ("Abex") and Wheelabrator Technologies Inc. ("WTI") filed suit in Delaware Chancery Court (the "Court") against the Company seeking, among other things, declaratory relief, specific performance, and monetary damages for the Company's alleged failure to pay approximately $21 million claimed to be owed pursuant to tax sharing agreements entered into in 1988 and 1989 (Note 8), plus pre-judgement interest and attorneys' fees. This suit was filed after the Company contested the alleged obligation and asserted various defenses to making any payment under these agreements. The Company vigorously defended its position with respect to the nonpayment of the alleged tax sharing obligation, including filing counter-suit in the Supreme Court of the state of New York. On December 22, 1994, the Court decided against the Company, prompting the Company to file for an appeal on January 11, 1995. On February 6, 1995, the Company entered into an agreement with WTI and Abex to settle both state actions in order to avoid the ongoing cost of litigation. Under the terms of the settlement, the Company paid an aggregate of $22 million, of which $15.5 million was funded by borrowings under a financing agreement with a major financial institution (Note 6) and $6.5 million was funded by the Company's restricted cash.

    On January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors approval of the Bolsa Chica project were filed in Orange County Superior Court. Although the lawsuits differ in the particular issues that they raise, generally they each allege, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. The plaintiffs in both actions are not seeking monetary damages, but are instead asking the Court to set aside the approval of the Bolsa Chica project. The plaintiffs in both lawsuits also seek attorneys' fees in unspecified amounts if they prevail.

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

                                                                              HIGH        LOW
                                                                            ---------  ---------
1994
First Quarter.............................................................  $    .531  $    .250
Second Quarter............................................................       .406       .125
Third Quarter.............................................................       .344       .188
Fourth Quarter............................................................       .625       .281
1993
First Quarter.............................................................  $    .343  $    .188
Second Quarter............................................................       .313       .125
Third Quarter.............................................................       .219       .063
Fourth Quarter............................................................       .969       .125

    The number of holders of record of the Company's Class A Common Stock as of March 1, 1995 was approximately 27,000. The Company has not paid any cash dividends on its Class A Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Class A Common Stock. Such dividend policy is and will continue to be subject to prohibitions on the declaration or payment of dividends contained in debt agreements of the Company. See Note 6 "Debt" in Notes to Financial Statements on pages F-17 to F-18 of this Annual Report, which Note is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS.   The  information  appearing  under  the  caption  "Election  of
Directors" of the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                            PAGE
                                                                            ----
Selected Financial Data.................................................     F-1
Management's Discussion and Analysis of Financial Condition and Results
 of Operations..........................................................     F-3
Independent Auditors' Report............................................     F-7
Balance Sheets as of December 31, 1993 and 1994.........................     F-8
Statements of Operations for the Years Ended December 31, 1992, 1993 and
 1994...................................................................     F-9
Statements of Cash Flows for the Years Ended December 31, 1992, 1993 and
 1994...................................................................    F-10
Statements of Changes in Stockholders' Equity for the Three Years Ended
 December 31, 1994......................................................    F-11
Notes to Financial Statements...........................................    F-12

    (2) Financial Statement Schedules:

    All schedules have been omitted since they are not applicable, not required, or the information is included in the financial statements or notes thereto.

    (3) Listing of Exhibits:

   3.01     Restated   Certificate   of   Incorporation   of   the   Registrant,
            incorporated by reference to Exhibit 3.01 to the Registrant's Annual
            Report on Form 10-K for 1992.
   3.02     Amended  By-Laws  of the  Registrant,  incorporated by  reference to
            Exhibit 3.02  to the  Registrant's Annual  Report on  Form 10-K  for
            1992.
   4.01     Restated  Certificate of  Incorporation of the  Registrant (filed as
            Exhibit 3.01).
   4.02     Amended By-Laws of the Registrant (filed as Exhibit 3.02).
   4.03     Indenture dated  as of  July 15,  1992 for  12% Senior  Subordinated
            Pay-In-Kind  Debentures  Due  March 15,  2002  ("Senior Subordinated
            Debentures"), issued by  the Registrant in  the aggregate  principal amount of $127,550,000, incorporated by reference to Exhibit 4.08 to the Registrant's Annual Report on Form 10-K for 1992.

   4.04     Indenture dated as of July 15, 1992 for 12% Subordinated Pay-In-Kind
            Debentures  Due March 15,  2002, ("Subordinated Debentures"), issued by the Registrant in the aggregate principal amount of  $75,688,000, incorporated by reference to Exhibit 4.09 to the Registrant's Annual
            Report on Form 10-K for 1992.
   4.05     Form of Senior Subordinated Debentures (included in Exhibit 4.07).
   4.06     Form of Subordinated Debentures (included in Exhibit 4.08).
   4.07     Letter  of Credit and  Reimbursement Agreement dated  as of December
            20,  1994   between  the   Registrant  and   Nomura  Asset   Capital
            Corporation.*
   4.08     Construction  Loan Agreement dated  as of December  20, 1994 between the Registrant and Nomura Asset Capital Corporation.*
   4.09     Construction Loan Agreement  dated as of  December 29, 1994  between
            Great  Island  Trust  Partnership  and The  First  National  Bank of
            Boston.*
   4.10     Unconditional Guaranty  of  Payment  and  Performance  dated  as  of
            December 29, 1994 between the Registrant and The First National Bank of Boston.*
  10.01     Tax  Sharing Agreement  dated as of  December 18,  1989, between the
            Registrant and The Henley Group, Inc. ("Henley Group")  incorporated by  reference to Exhibit 10.03 to  the Registrant's Annual Report on
            Form 10-K for 1989.
  10.02     Tax Sharing  Agreement  dated  as  of  December  15,  1988,  between
            Wheelabrator  Technologies, Inc.  (formerly The  Wheelabrator Group,
            Inc.) ("WTI")  and the  Registrant  ("WTI Tax  Sharing  Agreement"),
            incorporated  by reference  to Exhibit 10.02  to Amendment  No. 3 on
            Form 8 to the Registrant's Registration Statement on Form 10.
  10.02A    Amendment No.  1 to  WTI Tax  Sharing Agreement  dated February  14,
            1994,   incorporated  by   reference  to   Exhibit  10.02A   to  the
            Registrant's Annual Report on Form 10-K for 1993.
  10.03     1993 Stock Option/Stock Issuance Plan, incorporated by reference  to
            Exhibit  10.03A to the  Registrant's Annual Report  on Form 10-K for
            1993.
  10.04     Deferred  Compensation  Plan  for  Non-Employee  Directors  of   the
            Registrant,  incorporated  by  reference  to  Exhibit  10.14  to the
            Registrant's Registration Statement on Form 10.
  10.05     Retirement  Plan  for  Non-Employee  Directors  of  the  Registrant,
            incorporated  by  reference  to Exhibit  10.15  to  the Registrant's
            Registration Statement on Form 10.
  10.06     Retirement Plan  of the  Registrant,  incorporated by  reference  to
            Exhibit  10.16  to Amendment  No. 3  on Form  8 to  the Registrant's
            Registration Statement on Form 10.
  10.06A    Amendment to Retirement  Plan of  the Registrant  dated December  8,
            1993,   incorporated  by   reference  to   Exhibit  10.07A   to  the
            Registrant's Annual Report on Form 10-K for 1993.
  10.07     The Koll Company 401(k) Plus Plan and Trust Agreement dated July  1,
            1989  under  which  the  Registrant  elected  to  participate  as an employer effective as of October 1, 1993, incorporated by  reference to  Exhibit 10.08 to the Registrant's Annual Report on Form 10-K for
            1993.
  10.08     Restated Environmental Matters Agreement dated as of July 28,  1989, among  a predecessor to the Registrant, Allied-Signal, New Hampshire
            Oak,  Fisher  Scientific  Group   Inc.  ("Fisher  Group")  and   the
            Registrant,  incorporated  by  reference  to  Exhibit  10(b)  to the
            Registrant's quarterly report  on Form  10-Q for  the quarter  ended
            June   30,  1989  as  amended  by  the  Assignment,  Assumption  and
            Indemnification

            Agreement dated  as  of December  21,  1989, among  the  Registrant,
            Henley   Group,   New   Hampshire  Oak,   Fisher   Group,   WTI  and
            Allied-Signal, incorporated  by reference  to Exhibit  10.21 to  the
            Registrant's Annual Report on Form 10-K for 1989.
  10.9      Environmental  Expenditures  Agreement dated  as  of July  28, 1989, among the  Registrant,  WTI, New  Hampshire  Oak and  Fisher  Group,
            incorporated  by  reference  to Exhibit  10(b)  to  the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 as amended by Assignment and Assumption  Agreement dated as of  January
            1,  1990,  among the  Registrant, Henley  Group, New  Hampshire Oak,
            Fisher  Group,  WTI  and  Henley  Holdings,  Inc.,  incorporated  by reference to Exhibit 10.22 to the Registrant's Annual Report on Form
            10-K for 1989.
  10.10     Transition   Agreement  dated  as  of  July  16,  1992  ("Transition
            Agreement"), among  the  Registrant,  Henley Group  and  Abex  Inc., incorporated  by  reference  to Exhibit  10.14  to  the Registrant's
            Annual Report on Form 10-K for 1992.
  10.10A    Amendment to Transition Agreement dated April 1, 1993,  incorporated by  reference to Exhibit 10.12A to the Registrant's Annual Report on
            Form 10-K for 1993.
  10.11     Tax Sharing  Agreement dated  as of  June 10,  1992, between  Henley
            Group  and Abex Inc., incorporated by  reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for 1992.
  10.12     Conditional  Guarantee  dated  as  of   July  9,  1992,  among   the
            Registrant,  Abex Inc., Henley Group and Allied-Signal, incorporated by reference to Exhibit 10.16  to the Registrant's Annual Report  on
            Form 10-K for 1992.
  10.13     Reimbursement  Agreement  dated  as  of  July  16,  1992,  among the
            Registrant, Henley Group and Abex Inc., incorporated by reference to
            Exhibit 10.17 to  the Registrant's  Annual Report on  Form 10-K  for
            1992.
  10.14     Pension  Agreement dated as of July  16, 1992, among the Registrant,
            Henley Group and  Abex Inc.,  incorporated by  reference to  Exhibit
            10.18 to the Registrant's Annual Report on Form 10-K for 1992.
  10.15     Option  Agreement dated as of July  16, 1992, between the Registrant and Abex Inc.,  incorporated by  reference to Exhibit  10.19 to  the
            Registrant's Annual Report on Form 10-K for 1992.
  10.15A    Option  Termination  Agreement  dated August  27,  1993  between the
            Registrant and Abex Inc., incorporated by reference to Exhibit  10.1 to  Registrant's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1993.
  10.16     Asset Purchase Agreement ("Asset  Agreement") dated as of  September
            30,  1993 between the Registrant  and The Koll Company, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1993.
  10.16A    Amendment No. 1  to the  Asset Agreement  dated as  of December  29,
            1993,   incorporated  by   reference  to   Exhibit  10.18A   to  the
            Registrant's Annual Report on Form 10-K for 1993.
  10.17     Stock Purchase Agreement ("Stock Agreement") dated December 17, 1993 between the Registrant, certain of its subsidiaries and Libra Invest
            & Trade Ltd. ("Libra") incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for 1993.
  10.17A    Amendment No. 1  to the  Stock Agreement  dated as  of February  15,
            1994,   incorporated  by   reference  to   Exhibit  10.19A   to  the
            Registrant's Annual Report on Form 10-K for 1993.

  10.18     Exchange Agreement dated December  17, 1993, between the  Registrant and  Libra,  incorporated  by  reference  to  Exhibit  10.20  to the
            Registrant's Annual Report on Form 10-K for 1993.
  10.19     Financing and Accounting  Services Agreement dated  as of  September
            30,  1993 between the Registrant  and The Koll Company, incorporated by reference to Exhibit 10.21  to the Registrant's Annual Report  on
            Form 10-K for 1993.
  10.20     Management   Information  Systems   and  Human   Resources  Services
            Agreement dated as of September 30, 1993 between the Registrant  and
            Koll Management Services, Inc., incorporated by reference to Exhibit
            10.22 to the Registrant's Annual Report on Form 10-K for 1993.
  10.21     License  Agreement dated September 30,  1993 between the Registrant,
            The Koll Company and Mr.  Donald M. Koll, incorporated by  reference to  Exhibit 10.3 to  Registrant's Quarterly Report  on Form 10-Q for
            the quarter ended September 30, 1993.
  10.22     Sublease Agreement dated September  30, 1993 between the  Registrant and  the Koll Company, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for 1993.
  10.23     Netting Agreement dated as of  October 1, 1993 between a  subsidiary of  the  Registrant  and  an executive  officer  of  the Registrant,
            together  with  a  schedule   identifying  five  (5)   substantially
            identical  documents not filed  therewith, incorporated by reference to Exhibit 10.1 to  Registrant's Quarterly Report  on Form 10-Q  for
            the quarter ended June 30, 1994.
  10.24     Agreement of Limited Partnership dated as of October 1, 1993 between a  subsidiary  of the  Registrant and  an  executive officer  of the
            Registrant,  together   with  a   schedule  identifying   five   (5)
            substantially  identical documents not filed therewith, incorporated by reference to  Exhibit 10.3  to Registrant's  Quarterly Report  on
            Form 10-Q for the quarter ended September 30, 1994.
  10.25     Agreement  Respecting Vesting of Rights dated  as of October 1, 1993 between a subsidiary of the  Registrant and an executive officer  of the  Registrant,  together  with  a  schedule  identifying  five (5)
            substantially identical documents not filed therewith,  incorporated by  reference to  Exhibit 10.2  to Registrant's  Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1994.
  10.26     Second Amended and  Restated Asset  Purchase Agreement  dated as  of
            October  28,  1994  between  the  Company  and  Kathryn  G. Thompson
            Construction Company and  affiliates, incorporated  by reference  to
            Exhibit  10.1 to Registrant's Quarterly Report  on Form 10-Q for the
            quarter ended September 30, 1994.
  10.27     Promissory Note Agreement dated as of December 16, 1994 between  the
            Registrant and AV Partnership.*
  21.01     Subsidiaries of the Registrant.*
  27.01     Financial Data Schedule.*

------------------------
* Filed herewith.

    (b) Reports on Form 8-K:

    Report on Form 8-K filed December 29, 1994, reporting under Item 5 Other Events, completion of financing transactions relating to (i) the financing of an appeal bond and any judgment or settlement in connection with the litigation involving the Company vs. Abex Inc. and WTI, and; (ii) construction loans for the development of the Eagle Crest and Wentworth projects.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1995                      KOLL REAL ESTATE GROUP, INC.

                                          By:        /s/ RAYMOND J. PACINI

                                            ------------------------------------
                                                     Raymond J. Pacini
                                                Executive Vice President and
                                                  Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                          TITLE                  DATE
-----------------------------------  ---------------------------  --------------

        /s/ DONALD M. KOLL           Chairman of the Board        March 29, 1995
-----------------------------------
         (Donald M. Koll)

           /s/ RAY WIRTA             Vice Chairman of the Board   March 29, 1995
-----------------------------------   and Chief Executive
            (Ray Wirta)               Officer (Principal
                                      Executive Officer)

       /s/ RAYMOND J. PACINI         Executive Vice President     March 29, 1995
-----------------------------------   and Chief Financial
        (Raymond J. Pacini)           Officer (Principal
                                      Financial Officer)

     /s/ HAROLD A. ELLIS, JR.        Director                     March 29, 1995
-----------------------------------
      (Harold A. Ellis, Jr.)

        /s/ PAUL C. HEGNESS          Director                     March 29, 1995
-----------------------------------
         Paul C. Hegness)

       /s/ J. THOMAS TALBOT          Director                     March 29, 1995
-----------------------------------
        (J. Thomas Talbot)

      /s/ KATHRYN G. THOMPSON        Director                     March 29, 1995
-----------------------------------
       (Kathryn G. Thompson)

       /s/ MARCO F. VITULLI          Director                     March 29, 1995
-----------------------------------
        (Marco F. Vitulli)

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

                                                                                YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1990       1991       1992       1993       1994
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance Sheet Data:
  Cash, cash equivalents and short-term investments (a).........  $    22.1  $     7.8  $    41.6  $    43.5  $    13.0
  Total assets (a)..............................................      590.0      472.9      486.1      436.0      423.0
  Senior bank debt (b)..........................................       95.3       82.4       65.4        7.0     --
  Nonrecourse debt (b)..........................................       25.0       24.9     --         --         --
  Subordinated debentures (b)...................................      161.5      184.7      165.1      134.9      152.9
  Total stockholders' equity (c)................................      208.0      101.3      149.6      163.5      145.5
  Fully diluted shares outstanding at end of year (g)...........       20.0       20.0       86.4       91.4      102.5
  Book value per fully diluted share............................      10.40       5.07       1.73       1.79       1.42
Statement of Operations Data:
  Revenues (d),(e)..............................................       97.0       34.7       28.3       16.7       21.4
  Income (loss) from continuing operations (e),(f)..............       62.6     (105.5)     (41.9)     (20.1)     (18.7)
  Net income (loss) (f).........................................       64.7     (106.7)     (38.4)      14.3      (18.0)
Per common share:
  Income (loss) from continuing operations (c),(e),(f)..........       3.05      (5.27)     (1.44)      (.24)      (.43)
  Net income (loss) (f),(g).....................................       3.15      (5.33)     (1.32)       .17       (.41)
Weighted average shares outstanding (g).........................       20.5       20.0       29.0       83.0       43.8

------------------------
(a) The decrease in total assets at December 31, 1991 is primarily due to asset revaluations and the decrease in cash and cash equivalents, which primarily reflects principal repayments on senior bank debt. The increase in cash and cash equivalents and total assets at December 31, 1992 is primarily attributable to the July 16, 1992 merger with The Henley Group, Inc. (the "Merger"; Note 1), partially offset by the elimination of hotel assets from the Company's balance sheet in connection with the Long Beach Airport Marriott Hotel (the "Hotel") foreclosure. The decrease in total assets at December 31, 1993 is primarily due to the disposition of the Company's investment in Deltec Panamerica S.A. ("Deltec") and the sale of Lake Superior Land Company ("Lake Superior"; Note 3). The decrease in total assets and cash, cash equivalents and short-term investments at December 31, 1994 is primarily attributable to the funding of project development costs and general and administrative expenses, as well as funds deposited into a restricted cash account to secure a $25 million letter of credit facility related to the Abex litigation (Notes 6 and 8).

(b) The decrease in senior bank debt at December 31, 1991 is due to principal repayments on such debt. The decreases in debt at December 31, 1992 reflect the elimination of nonrecourse debt from the Company's balance sheet in connection with the Hotel foreclosure and the reduction of subordinated debentures and principal repayments on senior bank debt in connection with the Merger (Note 1). The decrease in debt at December 31, 1993 reflects principal repayments on senior bank debt (Note 6) and the exchange of subordinated debentures in connection with the sale of Lake Superior and the issuance of 3.4 million shares of Class A Common Stock of the Company to Libra Invest & Trade Ltd. ("Libra") (Notes 3 and 6).

(c)   The  decrease in  equity at December  31, 1991 primarily  reflects the net loss for the year then ended. The increase in equity at December 31,  1992 reflects  the 1992 Merger, partially  offset by the net  loss for the year then ended. The increase in equity at December 31, 1993 primarily reflects net income for the year then ended.

(d) The decrease in 1991 revenues was primarily due to a decrease in residential sales at the Coronado Cays project, as well as a decrease in land sales and poor market conditions in the real estate industry. The decrease in 1992 revenues was principally due to the commencement of a foreclosure against the Hotel in September 1992 and lower Hotel operating revenues prior to that date. The decrease in 1993 revenues is principally due to a decrease in land sales and the absence of Hotel revenues, partially offset by revenues from the Eagle Crest golf course which opened in May 1993 and development fees generated by the business acquired from The Koll Company in September 1993 (Note 3).

(e) Amounts have been reclassified to present Lake Superior and Deltec as discontinued operations.

(f)   The  loss from continuing  operations, net loss and  loss per common share for the year  ended December  31, 1991 include  approximately $65  million
      ($3.24  per share) of charges related to asset revaluations. The loss from continuing operations, net  loss and loss  per common share  for the  year ended  December 31, 1992  reflect lower interest  expense related to lower debt outstanding as a result of the 1992 Merger and concurrent  prepayment of  $15 million of senior bank debt,  along with lower interest rates. The loss from  continuing operations  for  the year  ended December  31,  1993 reflects lower interest expense related to lower debt outstanding, as well as  nonrecurring income of  $3 million received upon  termination of a put option agreement with Abex Inc.  and a $2 million insurance  reimbursement related  to costs incurred in  1992. Net income and  net income per common share for 1993  reflect gains  on the  dispositions of  Lake Superior  and
      Deltec  (Note 3) and an extraordinary gain on debt extinguishment (Notes 3 and 6).

(g) In July 1992, approximately 19.7 million shares of Class A Common Stock and 42.5 million shares of Series A Preferred Stock were issued in connection with the Merger. The Series A Preferred Stock is not included in the loss per share calculations for 1991, 1992 and 1994 since the effect is antidilutive. In December 1993, the Company issued 3.4 million shares of its Class A Common Stock in exchange for all of Libra's approximately $10.6 million in aggregate principal amount plus accrued interest of subordinated debentures issued by the Company (Notes 3 and 6).
      The 1993 earnings per share calculation includes these newly issued shares, along with the Series A Preferred Stock and stock options outstanding. In November 1994, the Company issued 2.0 million shares
      (along with warrants for the purchase of an additional 2.0 million shares) of its Class A Common Stock in connection with the acquisition of the Kathryn G. Thompson Company (Note 3).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The principal activity of the Company is to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to home builders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company's principal activities also include providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national basis, through its offices throughout California, and in Dallas, Denver, Phoenix and Seattle. With the acquisition of the Kathryn G. Thompson Company on November 9, 1994, the Company's principal activities have been expanded to include single and multi-family residential construction. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

    Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows (Note 2). The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it may have a negative impact on residential real estate. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.

LIQUIDITY AND CAPITAL RESOURCES

    The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. During 1994, the Company generated an aggregate of approximately $9 million through the sales of residential homes and the golf course at its Wentworth By The Sea project in New Hampshire, and utilized $7 million of such proceeds to retire outstanding senior bank debt. At December 31, 1994 the Company's unrestricted cash and cash equivalents aggregated $13 million. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to noncash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant.

    On February 6, 1995 the Company entered into an agreement with Wheelabrator Technologies, Inc. and Abex Inc. ("Abex") a former subsidiary of The Henley Group, Inc., which settled litigation over an alleged tax deficiency that is the subject of certain tax sharing agreements (Note 8). Under the terms of the settlement, the Company paid an aggregate of $22 million, $15.5 million of which was funded by borrowings under a $25 million financing agreement entered into in December 1994 with a major financial institution and the balance of $6.5 million was funded from restricted cash. Since the financing agreement provides up to $25 million solely for settlement or appeal of the Abex litigation, no additional funds are available under this facility. A related credit facility provides for a $5 million construction loan to partially fund infrastructure construction at the Company's Eagle Crest project and allows for a one-time right to reborrow $5 million after repayment of the initial loan, subject to certain restrictions. A second financing was also completed in December 1994 with a major financial institution which provides the Company with a construction loan of up to $6.5 million to fund completion of infrastructure improvements and construction of homes at its Wentworth By The Sea project in New Hampshire. Given the limited availability of capital for residential real estate development under current conditions in the financial markets, the Company will continue to be dependent primarily on real estate sales, existing financing arrangements and cash and cash equivalents on hand to fund project investments and general and administrative costs during 1995. While the potential remediation expenditures proposed in connection with certain indemnity obligations discussed in "Corporate Indemnification Matters" could have an adverse effect on liquidity, the Company intends to vigorously defend its position.

FINANCIAL CONDITION

  DECEMBER 31, 1994 COMPARED WITH DECEMBER 31, 1993

    Cash, cash equivalents and short term investments aggregated $13.0 million at December 31, 1994 compared with $43.5 million at December 31, 1993. The decrease in cash, cash equivalents and short term investments primarily reflects the funding of restricted cash described above, project development and general and administrative costs, as well as the activity presented in the Statements of Cash Flows. Restricted cash of $7.5 million at December 31, 1994 reflects funds on deposit to secure a $25 million letter of credit facility arranged to finance the settlement of the Abex litigation described above (Notes 6 and 8).

  DECEMBER 31, 1993 COMPARED WITH DECEMBER 31, 1992

    Cash, cash equivalents and short-term investments aggregated $43.5 million at December 31, 1993 compared with $41.6 million at December 31, 1992. The change in cash and cash equivalents reflects the activity presented in the Statements of Cash Flows and described below.

    The $15.9 million decrease in real estate held for development or sale is primarily due to the November 1993 sale of the Company's office properties in La Jolla, California, as well as the placement into service in May 1993 of the Eagle Crest golf course and its related reclassification to operating properties.

    The $25.0 million decrease in other assets primarily reflects the sale of the Company's investment in Deltec, partially offset by the acquisition of the domestic real estate development business of The Koll Company (Note 3).

    The $9.5 million increase in accounts payable and accrued liabilities primarily reflects reclassification of approximately $21 million in taxes payable from other liabilities in 1993 (Notes 7 and 8), partially offset by the first quarter 1993 payments of $7.6 million in income taxes (Note 8) and $3.2 million to settle shareholder litigation related to the July 1992 merger with The Henley Group, Inc. (the "Merger"; Note 1).

    The $58.4 million decrease in senior bank debt reflects principal prepayments to Bank of America and Bank of Boston in connection with the January 1993 Lake Superior Land Company's financing, the August 1993 disposition of the Company's investment in Deltec (Note 3) and the November 1993 sale of the Company's two office buildings in La Jolla, California.

    The $30.2 million decrease in subordinated debentures reflects the exchange of approximately $42.4 million in aggregate face amount of senior subordinated debentures held by Libra Invest & Trade Ltd. ("Libra") for the Company's Lake Superior Land Company subsidiary, and the exchange of approximately $10.6 million in aggregate face amount of subordinated debentures held by Libra for approximately 3.4 million shares of the Company's Class A Common stock (Notes 3 and 6), offset by payments of interest through the issuance of additional pay-in-kind debentures on March 15 and September 15, 1993 and the accrual of interest since September 15, 1993.

    The $25.4 million increase in other liabilities is principally due to the adoption of FAS 109 (Note 8), as well as the tax effect of the extraordinary gain on extinguishment of debt, partially offset by the reclassification of approximately $21 million in taxes payable to accounts payable and accrued liabilities.

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

  1994 COMPARED WITH 1993

    The $4.7 million increase in revenues from $16.7 million in 1993 to $21.4 million in 1994 and the increase in cost of sales from $16.3 million in 1993 to $20.2 million in 1994 were both principally related to operations of the domestic real estate development business acquired from The Koll Company in September 1993, as well as residential home sales and the golf course sale at the Company's Wentworth By The Sea project during 1994, offset by the absence in 1994 of the Company's November 1993 sale of two office buildings in La Jolla, California.

    The decrease in interest expense from $24.4 million in 1993 to $19.4 million in 1994 reflects both the reductions in outstanding subordinated debt in connection with the Libra transaction in December 1993 and prepayments of senior bank debt principally during 1993 (Note 6).

    The change in other expense (income), net from $2.4 million of income in 1993 to $2.1 million of expense for 1994 primarily reflects nonrecurring income of $3.0 million received in August 1993 in connection with the termination of a put option agreement with Abex and a $2.0 million insurance reimbursement received in February 1993, offset by $.7 million of carrying costs related to the two La Jolla office buildings sold in November 1993.

    The gain on disposition of discontinued operations, net of income taxes in 1994 reflects the receipt of cash for the February 1994 termination of the contingent payment provision of a December 1993 agreement with Libra whereby the Company exchanged its Lake Superior Land Company subsidiary for approximately $42.4 million face amount of the Company's senior subordinated debentures held by Libra and other consideration (Note 3).

  1993 COMPARED WITH 1992

    The $11.6 million decrease in revenues from $28.3 million in 1992 to $16.7 million in 1993 and the decrease in cost of sales from $26.5 million in 1992 to $16.3 million in 1993 were both principally related to the Company's 1992 sale of California properties in Ontario, Long Beach and Coronado, along with the February 1993 foreclosure sale of the Long Beach Marriott hotel (the "Hotel"), offset by the Company's sale in November 1993 of two office buildings located in La Jolla, California and revenues from golf operations at the Company's Eagle Crest project and the domestic real estate development business acquired from The Koll Company in September 1993. The pro forma impact of this acquisition assuming it had occurred on January 1, 1993, would have been to increase the Company's revenues and income from continuing operations before income taxes and amortization of goodwill by $10.0 million and $2.4 million, respectively.

    The $1.8 million decrease in general and administrative expenses for 1993 as compared with 1992 was primarily attributed to reduced personnel and occupancy costs.

    The decrease in interest expense from $31.2 million in 1992 to $24.4 million in 1993 primarily reflects the reduction in outstanding subordinated debentures and senior bank debt in connection with the July 1992 Merger and the 1993 prepayments of senior bank debt.

    The improvement in other expense (income), net from $2.9 million of expense for 1992 to $2.4 million of income for 1993 primarily reflects $3.0 million received in 1993 in connection with the termination of a put option agreement with Abex and a $2.0 million insurance reimbursement received in 1993 related to prior year environmental litigation costs.

    The Company adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes," in the first quarter of 1993, resulting in an increase in its deferred tax liability of $36.0 million through a charge to income at the time of adoption (Notes 2 and 8). Under this new accounting standard, the Company also recognized $10.4 million and $10.3 million of tax benefits on continuing operations for the years ended December 31, 1993 and 1994, respectively.

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

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Koll Real Estate Group, Inc.:

    We have audited the accompanying balance sheets of Koll Real Estate Group, Inc. (formerly The Bolsa Chica Company) as of December 31, 1994 and 1993, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Koll Real Estate Group, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    The Company carries its real estate properties at the lower of cost or estimated net realizable value. As discussed in Note 2, the estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 5, the development of the Company's Bolsa Chica project is dependent upon obtaining various governmental approvals and various economic factors. Accordingly, the amount ultimately realized from such project may differ materially from the current estimate of net realizable value.

    As discussed in Note 8, the Company changed its method of accounting for income taxes in 1993.

DELOITTE & TOUCHE LLP

San Diego, California
March 21, 1995

                          KOLL REAL ESTATE GROUP, INC.
                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1993       1994
                                                               -------    -------
                                                                 (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................   $  21.8    $  13.0
Short-term investments......................................      21.7      --
Restricted cash.............................................     --           7.5
Real estate held for development or sale....................      40.4       42.7
Operating properties, net...................................      13.3       10.2
Land held for development...................................     315.9      325.8
Other assets................................................      22.9       23.8
                                                               -------    -------
                                                               $ 436.0    $ 423.0
                                                               -------    -------
                                                               -------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................   $  30.7    $  31.8
  Senior bank debt..........................................       7.0      --
  Subordinated debentures...................................     134.9      152.9
  Other liabilities.........................................      99.9       92.8
                                                               -------    -------
    Total liabilities.......................................     272.5      277.5
                                                               -------    -------
Stockholders' equity:
  Series A (convertible redeemable nonvoting) Preferred
   Stock -- $.01 par value; 42,505,504 shares authorized;
   42,505,504 and 41,255,340 shares outstanding,
   respectively.............................................        .4         .4
  Class A (voting) Common Stock -- $.05 par value;
   625,000,000 shares authorized; 43,192,847 and 46,569,867
   shares outstanding, respectively.........................       2.2        2.3
  Class B (convertible nonvoting) Common Stock -- $.05 par
   value; 25,000,000 shares authorized and no shares
   outstanding..............................................     --         --
  Capital in excess of par value............................     230.0      230.5
  Deferred proceeds from stock issuance.....................      (1.5)      (1.6)
  Minimum pension liability.................................      (1.5)      (2.0)
  Accumulated deficit.......................................     (66.1)     (84.1)
                                                               -------    -------
    Total stockholders' equity..............................     163.5      145.5
                                                               -------    -------
                                                               $ 436.0    $ 423.0
                                                               -------    -------
                                                               -------    -------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED DECEMBER
                                                                 31,
                                                    ------------------------------
                                                      1992       1993       1994
                                                    --------    -------    -------
                                                    (IN MILLIONS EXCEPT PER SHARE
                                                               AMOUNTS)
Revenues:
  Asset sales.....................................  $   16.3    $  11.1    $  11.1
  Operations......................................      12.0        5.6       10.3
                                                    --------    -------    -------
                                                        28.3       16.7       21.4
                                                    --------    -------    -------
Costs of:
  Asset sales.....................................      15.5       11.1       10.7
  Operations......................................      11.0        5.2        9.5
                                                    --------    -------    -------
                                                        26.5       16.3       20.2
                                                    --------    -------    -------
Gross operating margin............................       1.8         .4        1.2
General and administrative expenses...............      10.7        8.9        8.7
Interest expense..................................      31.2       24.4       19.4
Other expense (income), net.......................       2.9       (2.4)       2.1
                                                    --------    -------    -------
Loss from continuing operations before income
 taxes............................................     (43.0)     (30.5)     (29.0)
Provision (benefit) for income taxes..............      (1.1)     (10.4)     (10.3)
                                                    --------    -------    -------
Loss from continuing operations...................     (41.9)     (20.1)     (18.7)
Discontinued operations:
  Income from operations, net of income taxes of
   $1.5 and $3.1, respectively....................       3.5        5.8
                                                                               ---
  Gains on dispositions, net of income taxes of
   $1.4 and $.3, respectively.....................     --          41.0         .7
                                                    --------    -------    -------
Income (loss) before extraordinary gain and
 cumulative effect of accounting change...........     (38.4)      26.7      (18.0)
Extraordinary gain on extinguishment of debt, net
 of income taxes of $12.5.........................     --          23.6      --
Cumulative effect of accounting change............     --         (36.0)     --
                                                    --------    -------    -------
Net income (loss).................................  $  (38.4)   $  14.3    $ (18.0)
                                                    --------    -------    -------
Earnings (loss) per common share:
  Continuing operations...........................  $  (1.44)   $ (0.24)   $ (0.43)
  Discontinued operations.........................      0.12       0.56       0.02
  Extraordinary gain..............................     --          0.28      --
  Cumulative effect of accounting change..........     --         (0.43)     --
                                                    --------    -------    -------
Net income (loss) per common share................  $  (1.32)   $  0.17    $ (0.41)
                                                    --------    -------    -------
                                                    --------    -------    -------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED DECEMBER
                                                                 31,
                                                    ------------------------------
                                                      1992       1993       1994
                                                    --------    -------    -------
                                                            (IN MILLIONS)
Cash flows from operating activities:
  Income (loss) before extraordinary gain and
   cumulative effect of accounting changes........  $  (38.4)   $  26.7    $ (18.0)
  Adjustments to reconcile to cash used by
   operating activities:
    Depreciation and amortization.................       2.7        1.2        1.2
    Non-cash interest expense.....................      22.9       21.9       18.0
    Gains on asset sales..........................      (4.3)     --           (.4)
    Gains on dispositions of discontinued
     operations...................................     --         (41.0)       (.7)
    Proceeds from asset sales, net................      16.7       10.4       10.5
    Investments in real estate held for
     development or sale..........................      (3.1)      (3.8)      (6.1)
    Investment in land held for development.......      (5.6)      (7.3)      (9.9)
    Decrease (increase) in other assets...........       3.5      (10.0)       (.6)
    Decrease in accounts payable, accrued and
     other liabilities............................      (9.9)     (14.9)      (9.7)
    Other, net....................................       (.2)       (.2)       (.1)
                                                    --------    -------    -------
      Cash used by operating activities...........     (15.7)     (17.0)     (15.8)
                                                    --------    -------    -------
Cash flows from investing activities:
  (Purchase) sale of short-term investments.......     --         (21.7)      21.7
  Proceeds from disposition of discontinued
   operation......................................     --         --           1.0
  Sale of fixed assets............................       8.2      --         --
  Acquisitions....................................     --          (9.8)      (1.2)
  Sale of equity investment.......................     --          43.7      --
                                                    --------    -------    -------
      Cash provided by investing activities.......       8.2       12.2       21.5
                                                    --------    -------    -------
Cash flows from financing activities:
  Repayments of senior bank debt..................     (17.0)     (58.4)      (7.0)
  Net proceeds from nonrecourse debt..............     --          43.4      --
  Deposit of restricted cash......................     --         --          (7.5)
  Proceeds from Merger............................      58.3      --         --
                                                    --------    -------    -------
      Cash provided (used) by financing
       activities.................................      41.3      (15.0)     (14.5)
                                                    --------    -------    -------
Net increase (decrease) in cash and cash
 equivalents......................................      33.8      (19.8)      (8.8)
Cash and cash equivalents -- beginning of year....       7.8       41.6       21.8
                                                    --------    -------    -------
Cash and cash equivalents -- end of year..........  $   41.6    $  21.8    $  13.0
                                                    --------    -------    -------
                                                    --------    -------    -------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                                                     DEFERRED
                                                       CAPITAL IN    PROCEEDS     MINIMUM
                                 PREFERRED    COMMON   EXCESS OF    FROM STOCK    PENSION    ACCUMULATED
                                   STOCK      STOCK    PAR VALUE     ISSUANCE    LIABILITY     DEFICIT     TOTAL
                                 ----------   ------   ----------   ----------   ---------   -----------   ------
                                                                  (IN MILLIONS)
Balance December 31, 1991......    $--        $ 1.0     $142.3        $--         $--          $(42.0)     $101.3
  Net loss.....................    --          --        --           --           --           (38.4)      (38.4)
  Minimum Pension liability....    --          --        --           --           (1.1)        --           (1.1)
  Merger.......................       .4        1.0       86.4        --           --           --           87.8
                                   -----      ------   ----------     -----      ---------   -----------   ------
Balance December 31, 1992......       .4        2.0      228.7        --           (1.1)        (80.4)      149.6
  Net income...................    --          --        --           --           --            14.3        14.3
  Minimum pension liability....    --          --        --           --            (.4)        --            (.4)
  Deferred proceeds from stock
   issuance....................    --            .2        2.0         (2.2)       --           --           --
  Valuation adjustment to
   deferred proceeds from stock
   issuance....................    --          --          (.7)          .7        --           --           --
                                   -----      ------   ----------     -----      ---------   -----------   ------
Balance December 31, 1993......       .4        2.2      230.0         (1.5)       (1.5)        (66.1)      163.5
  Net loss.....................    --          --        --           --           --           (18.0)      (18.0)
  Minimum pension liability....    --          --        --           --            (.5)        --            (.5)
  Valuation adjustment to
   deferred proceeds from stock
   issuance....................    --          --           .1          (.1)       --           --           --
  Issuance of stock related to
   acquisition.................    --            .1         .4        --           --           --             .5
                                   -----      ------   ----------     -----      ---------   -----------   ------
Balance December 31, 1994......    $  .4      $ 2.3     $230.5        $(1.6)      $(2.0)       $(84.1)     $145.5
                                   -----      ------   ----------     -----      ---------   -----------   ------
                                   -----      ------   ----------     -----      ---------   -----------   ------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BASIS OF PRESENTATION
    On December 31, 1989, The Henley Group, Inc. separated its business into two public companies through a distribution to its Class A and Class B common stockholders of all of the common stock of a newly formed Delaware corporation to which The Henley Group, Inc. had contributed its non-real estate development operations, assets and related liabilities. The new company was named The Henley Group, Inc. ("Henley Group") immediately following the distribution. The remaining company was renamed Henley Properties Inc. ("Henley Properties") and consisted of the real estate development business and assets of Henley Group, including its subsidiary Signal Landmark.

    On July 16, 1992, a subsidiary of Henley Properties merged with and into Henley Group (the "Merger") and Henley Group became a wholly owned subsidiary of Henley Properties. In the Merger, Henley Properties, through its Henley Group subsidiary, received net assets having a book value as of July 16, 1992 of approximately $45.3 million, consisting of approximately $103.6 million of assets, including $58.3 million of cash and a 44% interest in Deltec Panamerica S.A. ("Deltec"), and $58.3 million of liabilities. In connection with the Merger, Henley Properties was renamed The Bolsa Chica Company.

    On September 30, 1993, a subsidiary of The Bolsa Chica Company acquired the domestic real estate development business and related assets of The Koll Company. In connection with this acquisition, The Bolsa Chica Company was renamed Koll Real Estate Group, Inc. (the "Company").

    Immediately prior to the July 1992 Merger, Henley Group distributed to its stockholders among other consideration (the "Distribution"), in respect of each share of its outstanding common stock (the "Henley Group Common Stock"): (i) $6.00 aggregate principal amount of the 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 of the Company (the "Senior Subordinated Debentures"); and (ii) $1.50 aggregate principal amount of the 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 of the Company (the "Subordinated Debentures", and together with the Senior Subordinated Debentures, the "Debentures"). Approximately $159.4 million aggregate principal amount of the Debentures were distributed in the Distribution and approximately $43.8 million aggregate principal amount of the Debentures were retained by the Company's Henley Group subsidiary in the Merger. In the Merger, Henley Group stockholders also received, in respect of each share of Henley Group Common Stock, the following securities of the Company: (i) two shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"); and (ii) one share of Class A Common Stock (the "Class A Common Stock").

    Certain amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES
    The accompanying financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  EARNINGS PER COMMON SHARE

    The weighted average numbers of common shares outstanding for the years ended December 31, 1992, 1993 and 1994 were 29.0 million, 83.0 million and 43.8 million, respectively. The Series A Preferred Stock, as well as outstanding stock options are not included in the loss per share calculation for 1992 and 1994 because the effect is antidilutive. The 1993 earnings per share calculation includes the Series A Preferred Stock and the effect of 5.7 million shares of common and preferred stock granted under the 1988 Stock Option Plan (Note 13). The 1994 earnings per share calculation includes the effect of 2.0 million shares of Class A Common Stock issued on November 9, 1994, in connection with the acquisition of the Kathryn G. Thompson Company (Note 3) and the conversion of 1.2 million shares of Series A Preferred Stock to an equal number of shares of Class A Common Stock during the fourth quarter of 1994.

    In connection with the Merger, on July 16, 1992, the Company issued approximately 19.7 million shares of its Class A Common Stock and 42.5 million shares of its Series A Preferred Stock.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    On December 17, 1993, the Company issued 3.4 million shares of its Class A Common Stock to Libra Invest & Trade Ltd. ("Libra") in exchange for all of Libra's approximately $10.6 million in aggregate principal amount of Subordinated Debentures plus accrued interest.

  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  SHORT-TERM INVESTMENTS

    At December 31, 1993, the Company's short-term investments consisted primarily of commercial paper and government securities carried at amortized cost which approximated fair market value.

  REAL ESTATE

    Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows. The estimation process involved in the determination of net realizable value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate net realizable values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The cost of sales of multi-unit projects is generally computed using the relative sales value method, with direct construction costs and property taxes accumulated by phase, using the specific identification method. Interest cost is capitalized to real estate projects during their development and construction period. No interest expense incurred during the years ended December 31, 1992, 1993, and 1994 was capitalized.

    Operating properties are generally depreciated using estimated lives that range principally from 5 to 30 years. For financial statement purposes, depreciation is computed utilizing the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods based on allowable useful lives. Accumulated depreciation amounted to $9.7 million and $10.4 million at December 31, 1993 and 1994, respectively.

  INTANGIBLE ASSETS

    Goodwill, which represents the difference between the purchase price of a business acquired in 1993 and the related fair value of net assets acquired, is amortized on a straight-line basis over 15 years. Goodwill of $9.1 million and $8.5 million as of December 31, 1993 and 1994, respectively, is included in other assets. The carrying value of goodwill is reviewed periodically based on projected cash flows to be received from related operations over the remaining amortization period of the goodwill. If such projected cash flows are less than the carrying value of the goodwill, the difference will be charged as an expense.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company accounted for the cost of post-retirement benefits other than pensions, which are primarily health care related, during each employee's active working career under a plan which was frozen in 1993. As of December 31, 1993 and 1994 the accrued unfunded costs totalled $1.5 million and $1.4 million, respectively.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  INCOME TAXES

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 supersedes both APB Opinion No. 11 and FAS No. 96, "Accounting for Income Taxes." With the adoption of FAS 109 in the first quarter of 1993, the Company changed to the liability method of accounting for income taxes, which resulted in an increase in its deferred tax liability of approximately $36 million, through a charge to income (Note 8). Also see Note 8 for a discussion of the tax sharing agreements with Abex Inc. ("Abex") and Wheelabrator Technologies Inc. ("WTI").

  RECOGNITION OF REVENUES

    Sales are recorded using the full accrual method when title to the real estate sold is passed to the buyer and the buyer has made an adequate financial commitment. When it is determined that the earning process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS
    On November 9, 1994 the Company acquired the stock of Kathryn G. Thompson Company and related assets ("KGTC"). The principal activities of the acquired business are residential real estate development and homebuilding, focusing on the entry-level and first time move-up market segments. Current projects of the acquired business include a 49% general partnership interest in a 230-acre project approved for 1,421 residential units in Aliso Viejo in southern Orange County ("AV Partnership") and a 40% general partnership interest in a 30-acre project approved for 92 single family detached homes in Oceanside in northern San Diego County ("Oceanside Hills"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares of Class A Common Stock and warrants to purchase an additional 2 million shares. The Company has guaranteed approximately $4.8 million of capital contribution notes related to the Aliso Viejo partnership interest, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are not due until the earlier of the completion of the project or April 1999. In addition, on November 9, 1994, KGTC, Ms. Kathryn G. Thompson who was appointed as an officer and director of the Company and Mr. J. Harold Street, who was appointed as an officer of the Company, entered into covenants not to compete with the Company with respect to real estate development, subject to certain limited exceptions. The KGTC covenant is perpetual in duration while the covenants of Ms. Thompson and Mr. Street are limited to the five-year period following their ceasing to be either officers or directors of the Company.

    Summarized financial information of AV Partnership is presented below at December 31, and for the year then ended (in millions):

                                                                                     UNAUDITED
                                                                                       1994
                                                                                    -----------
Balance Sheet Data:
  Total assets....................................................................   $    67.7
  Total project debt and other liabilities........................................        63.8
                                                                                         -----
  Partners' capital...............................................................   $     3.9
                                                                                         -----
                                                                                         -----
Statement of Operations Data:
  Net loss........................................................................   $     (.8)
                                                                                         -----
                                                                                         -----

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes a $.1 million loss for the period from the acquisition date through

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS (CONTINUED)
December 31, 1994, and the Company's $1 million investment in this partnership at December 31, 1994 is included in other assets. The Company consolidates its investment in Oceanside Hills since this partnership is controlled by the Company.

    In August 1993, the Company disposed of its entire 44% interest in Deltec for $43.7 million in net cash proceeds, resulting in a gain of $1.9 million. Discontinued operations for the years ended December 31, 1992 and 1993 also includes $.9 million and $4.2 million of net income through the date of disposition. The Company used $23.8 million of the proceeds to make principal prepayments in accordance with term loan agreements with Bank of America and Bank of Boston. The Company also terminated its put option agreement with Abex (Note 9) in August 1993 and received $3 million in cash from Abex which was used to prepay senior bank debt.

    In September 1993, the Company acquired the domestic real estate development business and related assets of The Koll Company ("Koll"). In connection with the acquisition, the Company paid $9 million in cash, including $4.25 million paid in December 1993 for the termination of an earn-out provision, and approximately $1 million in reimbursement of investments in transferred development projects. In addition, in September 1993, Koll and Mr. Donald M. Koll (an officer and director of the Company and owner of Koll) entered into covenants not to compete with the Company with respect to domestic real estate development, subject to certain limited exceptions. The Koll covenant is perpetual in duration while the covenant of Mr. Koll is limited to the five-year period following his ceasing to be either an officer, director or stockholder of the Company.

    In December 1993, the Company completed a transaction with Libra whereby it exchanged the Company's Lake Superior Land Company subsidiary for approximately $42.4 million in aggregate face amount of Senior Subordinated Debentures held by Libra, and net cash proceeds to be generated by Libra's periodic sale of up to approximately 3.4 million shares of the Company's Class A Common Stock held by Libra through a series of transactions to be effected in an orderly manner within a three-year period. Accordingly, the financial information included in the statements of operations for all periods has been reclassified to present Lake Superior Land Company as a discontinued operation. Revenues related to the discontinued operation were $8.9 million for the year ended December 31, 1992 and $10.6 million for 1993 through the date of disposition. Net income for the discontinued operation for 1992 and 1993, through the date of disposition was
$2.6 million and $1.6 million, respectively. The Company also completed a separate transaction with Libra in December 1993, whereby the Company exchanged approximately 3.4 million newly issued shares of its Class A Common Stock for approximately $10.6 millon in aggregate face amount of Subordinated Debentures held by Libra. In connection with these transactions, the Company recorded an after-tax gain of $39.1 million on the disposition of Lake Superior Land Company and an after-tax extraordinary gain on extinguishment of the Debentures of $23.6 million (Note 6). After these transactions, Libra and affiliates held approximately 11.9 million shares, or 28% of the Company's preferred stock and approximately 7.4 million shares, or 16%, of the Company's Class A Common Stock, including approximately 3.4 million shares which have been deposited in a custodial account for periodic sale in accordance with instructions from the Company. In February 1994, the Company received $1 million in cash from Libra in exchange for the immediate termination of the contingent payment provision of the December 1993 transaction with Libra.

NOTE 4 -- REAL ESTATE HELD FOR DEVELOPMENT OR SALE
    Real estate held for development or sale consists of the following at December 31 (in millions):

                                                                                 1993       1994
                                                                               ---------  ---------
Residential..................................................................  $    37.0  $    41.3
Commercial/industrial........................................................        3.4        1.4
                                                                               ---------  ---------
                                                                               $    40.4  $    42.7
                                                                               ---------  ---------
                                                                               ---------  ---------

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LAND HELD FOR DEVELOPMENT
    Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The Company is currently seeking approvals from state and federal governmental entities for the 3,300 unit residential development and wetlands restoration project approved for this site by the Orange County Board of Supervisors in December 1994. The development plan remains subject to the Orange County Board of Supervisors' approval of a development agreement, for which a public hearing and vote are scheduled for April 1995, and the approvals of the California Coastal Commission and the U.S. Army Corps of Engineers. The Company, working with various governmental, community and environmental groups, has developed a quality master plan which reflects a 42% reduction in density (from 5,700 to 3,300 units) and a wetlands restoration plan to be funded by development of up to 900 units in the lowlands. The Company therefore anticipates that the remaining approvals will be secured on a timely basis. However, there can be no assurances that the project will receive final approvals as currently proposed. Due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially. In this regard, on January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors' approval of the Bolsa Chica project were filed in Orange County Superior Court. Although the lawsuits differ in the particular issues that they raise, generally they each allege, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. The plaintiffs in both actions are not seeking monetary damages, but are instead asking the Court to set aside the approval of the project. The plaintiffs in both lawsuits, also seek attorneys' fees in unspecified amounts if they prevail. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in 1995 and to begin infrastructure construction in 1996, depending on economic and market conditions.

    The Company is engaged in preliminary negotiations with various governmental agencies regarding alternative proposals for wetlands restoration, which include the possibility of the Company selling all of its approximately 930 acres of lowlands at Bolsa Chica. The ability of the Company to complete any such sale is subject to substantial contingencies including obtaining all final approvals from various governmental agencies for development of up to 2,500 residential units on the Company's approximately 200 acres (and approximately 21 acres owned by third parties) on the Bolsa Chica mesa. Therefore, there can be no assurance that these negotiations will result in any transaction being completed. Under the 3,300 unit residential development and wetlands restoration plan approved by the Orange County Board of Supervisors, the Company is committed to restoring the wetlands at Bolsa Chica. The Company believes that the approved plan is currently the only viable alternative for wetlands restoration. However, during the ongoing entitlement process for the Bolsa Chica project, the Company will continue to evaluate a potential sale of the lowlands and any other viable alternative for restoring the wetlands and accelerating development of this property. If the Company accepts any such alternative which results in the number of residential units being materially reduced below 3,300 units, a significant reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements would result. Any such potential impact on the statement of operations and stockholders' equity would be partially offset by a decrease in deferred taxes. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it may adversely affect residential real estate.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- DEBT

SENIOR BANK DEBT

    On December 23, 1994, the Company entered into a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation. The agreement provides for up to $25 million for the posting of an appeal bond or payment of any final judgment against the Company in connection with the Abex litigation, or for settlement of the lawsuit in excess of $7.5 million to be funded by the Company, which is reflected as restricted cash at December 31, 1994. In February 1995, the Company paid an aggregate of $22 million to settle the litigation, of which $15.5 million was funded by borrowings under the letter of credit and reimbursement agreement and the balance of $6.5 million from restricted cash. Since this financing agreement was solely for the purpose described above, no additional funds are available under this facility. Also on December 23, 1994, the Company entered into a $5 million construction loan agreement with Nomura Asset Capital Corporation to partially fund infrastructure construction at one of the Company's residential properties in San Diego County ("Eagle Crest"). This loan agreement allows for a one-time right to reborrow $5 million after repayment of the initial loan, subject to certain restrictions. As required under the construction loan agreement, the Company deposited $5 million into an escrow account in January 1995 to be used solely for funding of infrastructure construction costs at Eagle Crest.

    There were no borrowings under either agreement at December 31, 1994. Both agreements are principally secured by deeds of trust on Eagle Crest and the Company's residential property in the City of San Diego ("Fairbanks Highlands"). Amounts outstanding under the letter of credit and reimbursement agreement and the construction loan agreement bear interest at 30 Day LIBOR plus 4% which was 9.875% as of December 31, 1994. The agreements require principal prepayments equal to 80% of the net proceeds from any sales at Eagle Crest and Fairbanks Highlands, with any remaining amounts due on December 20, 1996. The agreements contain certain restrictive covenants that limit, among other things, (i) the incurrence of indebtedness, (ii) the making of investments and (iii) the creation or incurrence of liens on existing and future assets of the Company. The agreements also contain various financial covenants and events of default customary for such agreements.

    On December 29, 1994, the Company entered into a $6.5 million construction loan agreement with the Bank of Boston, principally secured by resort and residential property in New Hampshire ("Wentworth"). The construction loan agreement requires principal prepayments equal to 90% of the gross proceeds from any asset sales at Wentworth and additional scheduled principal repayments of $.6 million by June 30, 1995, an additional $.4 million by September 30, 1995 and an additional $.8 million by June 30, 1996, with any remaining balance due at maturity on December 29, 1996. During the first quarter of 1995, $1.2 million in gross proceeds from Wentworth sales were applied to satisfy the required prepayments, reducing scheduled repayments by an equal amount. There were no borrowings under this agreement at December 31, 1994. Under the construction loan agreement, the Company has the option to choose the rate of interest for each month from either the bank's prime rate plus 1% or the 30, 60 or 90 day Eurodollar Rate plus 2.75%. The construction loan agreement with Bank of Boston is secured by a first mortgage on the Wentworth property and contains certain restrictive covenants that limit, among other things, (i) the incurrence of indebtedness, (ii) the making of investments, loans and advances, and (iii) the creation or incurrence of liens on existing and future assets of Wentworth or its subsidiaries. The construction loan agreement also contains various financial covenants and events of default customary for such agreements. In addition, the Company has provided a corporate guaranty for the loan.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- DEBT (CONTINUED)
SUBORDINATED DEBENTURES

    The Debentures were comprised of the following as of December 31 (in millions):

                                                                               1993       1994
                                                                             ---------  ---------
Senior Subordinated Debentures.............................................  $   109.4  $   123.0
Subordinated Debentures....................................................       27.4       30.7
                                                                             ---------  ---------
    Total face amount......................................................      136.8      153.7
                                                                             ---------  ---------
                                                                             ---------  ---------
Less unamortized discount..................................................       (6.7)      (6.2)
Plus accrued interest......................................................        4.8        5.4
                                                                             ---------  ---------
                                                                             $   134.9  $   152.9
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    As a result of the transactions with Libra in December 1993 (Note 3) in which approximately $42.4 million in aggregate principal amount of Senior Subordinated Debentures and $10.6 million in aggregate principal amount of Subordinated Debentures held by Libra were retired, the Company recorded an extraordinary gain of $23.6 million, net of an applicable income tax provision of $12.5 million, in the 1993 statement of operations.

    At December 31, 1994 the estimated aggregate fair value of the Company's Debentures was within a range of approximately $50 million to $75 million. The fair value of the Debentures is estimated based on the negotiated values in the Libra transactions (Note 3; lower end of range) and current quotes from certain bond traders making a market in the Debentures (upper end of range). However, due to the low trading volume and illiquid market for the Debentures, such current quotes may not be meaningful indications of value. The carrying amount for all other debt of the Company approximates market primarily as a result of floating interest rates.

  INTEREST

    The Company made cash payments for interest of $7.4 million, $2.5 million and $1.4 million for the years ended December 31, 1992, 1993 and 1994, respectively.

NOTE 7 -- OTHER LIABILITIES

   Other liabilities were comprised of the following as of December 31 (in millions):

                                                                                 1993       1994
                                                                               ---------  ---------
Net deferred tax liabilities (Note 8)........................................  $    45.1  $    35.4
Other tax liabilities (Note 8)...............................................       14.5       14.5
Accrued pensions and benefits................................................       12.0       11.9
Accrued indemnity obligations................................................       28.3       27.3
Majority interest and other liabilities of consolidated partnership (Note
 3)..........................................................................     --            3.7
                                                                               ---------  ---------
                                                                               $    99.9  $    92.8
                                                                               ---------  ---------
                                                                               ---------  ---------

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES
    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 required a change from the deferred method of accounting for income taxes under APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under FAS 109, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. At January 1, 1993, the Company recorded the cumulative effect of this change in accounting for income taxes as a $36 million charge to earnings in the statement of operations.

    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                                               1993       1994
                                                                             ---------  ---------
Deferred tax assets:
  Real estate held for development or sale and operating properties (due to
   asset revaluations and interest capitalized for tax purposes)...........  $    25.3  $    26.7
  Accruals not deductible until paid.......................................       10.5       10.4
  Net operating loss carryforwards.........................................       37.1       52.0
  Other....................................................................        1.5        2.8
  Valuation allowance......................................................      (13.9)     (23.3)
                                                                             ---------  ---------
                                                                             $    60.5  $    68.6
                                                                             ---------  ---------
                                                                             ---------  ---------
Deferred tax liabilties:
  Land held for development,
   (principally due to accounting for a prior business combination)........  $   101.6  $   101.6
  Other....................................................................        4.0        2.4
                                                                             ---------  ---------
                                                                             $   105.6  $   104.0
                                                                             ---------  ---------
                                                                             ---------  ---------

    At December 31, 1994, the Company had available tax net operating loss carryforwards of approximately $145 million which expire in the years 2003 through 2009 if not utilized. The Internal Revenue Code (the "Code") imposes an annual limitation on the use of loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). Such an ownership change occurred in connection with the Merger. As a result, approximately $24 million of the Company's net operating loss carryforwards will generally be limited to the extent that Henley Properties and its subsidiaries recognize certain gains in the five-year period following the ownership change (ending July 16, 1997).

    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations for the years ended December 31 (in millions):

                                                                       1992       1993       1994
                                                                     ---------  ---------  ---------
Income Tax Provision (Benefit):
  Current..........................................................  $    (1.1) $    (2.9) $     (.3)
  Deferred.........................................................     --           (7.5)     (10.0)
                                                                     ---------  ---------  ---------
                                                                     $    (1.1) $   (10.4) $   (10.3)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    Cash payments for federal, state and local income taxes were approximately $1.3 million, $7.8 million and $.6 million for the years ended December 31, 1992, 1993 and 1994, respectively. Tax refunds received for the years ended
December 31, 1993 and 1994 were approximately $5.1 million and $.8 million, respectively.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES (CONTINUED)
    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows for the years ended December 31 (in millions):

                                                                      1992       1993       1994
                                                                    ---------  ---------  ---------
Provision (benefit) for income taxes at statutory rate............  $   (14.6) $   (10.7) $   (10.2)
State income taxes, net...........................................         .2        (.6)       (.1)
Nondeductible expenses............................................        2.0     --         --
Nonbenefitable book losses........................................        7.5     --         --
Excess of book over tax basis of assets sold during the year......        2.6     --         --
Effect of tax rate increase.......................................     --             .9     --
All other items, net..............................................        1.2     --         --
                                                                    ---------  ---------  ---------
                                                                    $    (1.1) $   (10.4) $   (10.3)
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

TAX SHARING AGREEMENTS

    Henley Group and Abex, a former subsidiary of Henley Group whose stock was distributed to stockholders of Henley Group in July 1992, entered into a tax sharing agreement in 1992 prior to the Distribution to provide for the payment of taxes for periods during which Henley Group and Abex were included in the same consolidated group for federal income tax purposes, the allocation of responsibility for the filing of tax returns, the cooperation of the parties in realizing certain tax benefits, the conduct of tax audits and various related matters.

    1989-1992 INCOME TAXES. The Company is generally charged with responsibility for all of its federal, state, local or foreign income taxes for this period and, pursuant to the tax sharing agreement with Abex, all such taxes attributable to Henley Group and their consolidated subsidiaries, including any additional liability resulting from adjustments on audit (and any interest or penalties payable with respect thereto), except that Abex is generally charged with responsibility for all such taxes attributable to it and its subsidiaries for 1990-1992. In addition, under a separate tax sharing agreement between Henley Group and a former subsidiary of Henley Group, Fisher Scientific International Inc. ("Fisher"), Fisher is generally charged with responsibility for its own income tax liabilities for this period. The Internal Revenue Service ("IRS") is currently conducting an audit of the Company's tax returns for the years 1989 through 1991. The Company expects that the IRS will propose material audit adjustments. However, the Company intends to vigorously defend its position.

    PRE-1989 INCOME TAXES. Under tax sharing agreements with WTI and Abex, the parties are charged with sharing responsibility for paying any increase in the federal, state or local income tax liabilities (including any interest or penalties payable with respect thereto) for any consolidated, combined or unitary tax group which included WTI, Henley Group or any of their subsidiaries for tax periods ending on or before December 31, 1988. Under the agreements, the Company is charged with responsibility for paying $25 million, plus amounts payable with respect to liabilities which are attributable to certain of the Company's subsidiaries. The Company's $25 million limitation amount was accrued in the Company's financial statements in December 1989, and following payments made in the first quarter of 1993, $22 million remained and is included in accounts payable and accrued liabilities as of December 31, 1993 and 1994.

    In January 1993, the IRS completed its examination of the Federal tax returns of WTI for the periods May 1986 through December 1988 and asserted a material deficiency relating to the tax basis of a former subsidiary of WTI. WTI, Abex and the Company disagreed with the position taken by the IRS and WTI filed a petition with the U.S. Tax Court. In March 1994, prior to the June 1994 trial date, WTI and the IRS entered into a Stipulation of Settlement that resulted in a tax payable together with interest of approximately $72 million.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES (CONTINUED)
    In  April 1994  the Company  contested the  alleged obligation  and asserted various defenses to making any payment under these agreements. On April 13, 1994, Abex and WTI filed suit in Delaware Chancery Court ("the Court") against the Company seeking, among other things, declaratory relief, specific performance, and monetary damages for the Company's alleged failure to pay approximately $21 million claimed to be owed pursuant to tax sharing agreements entered into in 1988 and 1989, plus pre-judgement interest and attorney's fees. The Company vigorously defended its position with respect to the nonpayment of the alleged tax sharing obligation, filing suit in the Supreme Court of the state of New York against WTI and Abex. On December 22, 1994, the Court decided against the Company, prompting the Company to file an appeal on January 11, 1995. On February 6, 1995, the Company entered into an agreement with WTI and Abex to settle both state actions in order to avoid the ongoing cost of litigation. Under the terms of the settlement, the Company paid an aggregate of $22 million, of which $15.5 million was funded by borrowings under a financing agreement with a major financial institution (Note 6) and $6.5 million was funded by the Company's restricted cash.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

  TRANSITION AGREEMENTS

    Pursuant to a 1989 transition agreement, Henley Group provided to the Company and its subsidiaries certain services, including management, strategic planning and advice, legal, tax, accounting, data processing, cash management, employee benefits, operational, corporate secretarial, insurance purchasing and claims administration consulting services for a quarterly fee of $750,000, commencing on the date of the 1989 distribution, plus an amount for the use of office space in Henley Group's Hampton, New Hampshire offices for such period. This rent amounted to approximately $.4 million for the first half of 1992. The 1989 Transition Agreement was cancelled in July 1992 in connection with the Merger.

    Pursuant to a 1992 transition agreement, amended in March 1993, each of Abex and the Company provided to the other certain administrative support services until March 31, 1994. The amendment provided for the Company to pay $.5 million quarterly for such services and for the termination of the New Hampshire facilities lease on March 31, 1993. Accordingly, the Company reimbursed Abex approximately $1.0 million and $1.8 million for the years ended December 31, 1992 and 1993. Fees accrued but not paid in the fourth quarter of 1993 and the first quarter of 1994 totalling $1.0 million were waived by Abex in connection with the February 1995 settlement with Abex described in Note 8. In connection with the Merger, the Company entered into a put option agreement with Abex, through December 31, 1995, which provided the Company the right to require Abex to purchase certain assets of the Company at 85% of appraised value, subject to an annual limitation of no more than $50 million and an aggregate limitation of $75 million for such assets. In August 1993, the Company received $3.0 million from Abex in exchange for the termination of this agreement.

  LEGAL PROCEEDINGS

    See Note 8 for a discussion of certain litigation relating to tax sharing agreements.

    See Note 5 for a discussion of certain litigation relating to the Orange County Board of Supervisors' approval of the Bolsa Chica project.

    There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

  CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessor and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    Abex and the Company agreed that, following the Distribution and the Merger, each company will be responsible for environmental liabilities relating to its existing, past and future assets and businesses and will indemnify the other in respect thereof.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied Signal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost between $6 and $7.5 million. EPA estimates that it has spent between $3 and $4 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. Settlement negotiations between the Company, on behalf of UOP, and EPA resumed shortly thereafter. In January 1995, EPA indicated that any settlement would require UOP to pay in the range of $2.6 to $3.3 million. The Company, without admission of any obligation to UOP, has since determined to vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

NOTE 10 -- RELATED PARTY TRANSACTIONS

  MANAGEMENT AGREEMENT

    In June 1990, the Company entered into a management agreement with Koll. In September 1993, in connection with the Company's acquisition of the domestic real estate development business and related assets of Koll, the Company paid Koll $325,000 to terminate the management agreement in lieu of continuing to receive and pay for duplicative services during the 90-day notice period which would otherwise have been required under the management agreement. Under the terms of the management agreement, the Company was obligated to pay a quarterly management fee equal to .125% of the average book value of its assets managed by Koll. Additionally, the Company was obligated to reimburse Koll for certain personnel costs and other expenses and Koll was generally entitled to a disposition fee of 1% of the net sale proceeds (as defined) upon the sale of any real estate property (other than the Bolsa Chica and Wentworth properties) managed by Koll. During 1992 and 1993, the Company incurred management fees of $2.0 million and $1.4 million, respectively, and reimbursable personnel costs and other expenses of $.9 million and $.1 million, respectively, under this management agreement. In 1990, the Company also entered into construction management agreements with Koll Construction, a wholly owned subsidiary of Koll, with respect to the

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED)
Eagle Crest and Murrieta projects. In 1993, the Company entered into a construction management agreement with Koll Construction for demolition of bunkers at the Bolsa Chica project. During 1992, 1993 and 1994 the Company incurred fees aggregating approximately $.2 million, $.1 million and $.1 million, respectively, to Koll Construction in consideration for these services and related reimbursements.

  SERVICE AGREEMENTS

    In September 1993, the Company entered into a Financing and Accounting Services Agreement to provide Koll with financing, accounting, billing, collections and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees earned for the years ended December 31, 1993 and 1994 were approximately $.1 million and $.4 million, respectively.

    The Company also entered into a Management Information Systems and Human Resources Services Agreement in September 1993 with Koll Management Services, Inc. ("KMS"), a company 48% owned by Koll. Under this agreement, KMS provides computer programming, data organization and retention, record keeping, payroll and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees and related reimbursements accrued during the years ended December 31, 1993 and 1994 were approximately $.1 million and $.2 million, respectively.

  SUBLEASE AGREEMENTS

    In September 1993, the Company entered into a month-to-month Sublease Agreement with Koll to sublease a portion of a Koll affiliate's office building located in Newport Beach, California. The Company also entered into lease agreements on a month-to-month basis for office space in Northern California and San Diego, California with KMS and Koll Construction, respectively. Combined annual lease costs on these month-to-month leases during the years ended
December 31, 1993 and 1994 were approximately $.1 million and $.4 million, respectively.

  DEVELOPMENT FEES

    For the three month period ended December 31, 1993 and the year ended December 31, 1994, the Company earned fees of approximately $.7 million and $3.5 million, repectively, for real estate development and disposition services provided to partnerships in which Koll and certain directors and officers of the Company have an ownership interest. In addition, the Company paid $.3 million to, and received $.1 million from Koll Construction related to services provided to each other in conjunction with two separate development service transactions for the year ended December 31, 1994.

  JOINT BUSINESS OPPORTUNITY AGREEMENT

    The Company and Koll entered into an agreement to jointly develop business opportunities in the Pacific Rim. Effective February 1, 1995 Koll agreed to transfer its interest to KMS. Under the terms of the agreement, the Company and KMS share on a 50%-50% basis all costs and expenses incurred in connection with identifying and obtaining business opportunities, and will share in all revenues generated from any such opportunities on a 50%-50% basis. The Company's share of such costs and expenses was $.2 million for the year ended December 31, 1994.

  LOAN RECEIVABLE

    In December 1993, the Company purchased a nonrecourse construction loan, secured by a first trust deed on four multi-tenant industrial buildings, for which the borrower was a partnership in which Koll and certain directors and officers of the Company have an ownership interest. Final repayment on the loan balance of $.8 million as of December 31, 1993 was made in May 1994 from proceeds generated by sales of the buildings, resulting in a profit to the Company of $.2 million.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED)
  NOTE RECEIVABLE

    In December 1994, the Company entered into a promissory note agreement to lend up to $6 million to AV Partnership (Note 3). The note, which is secured principally by an interest in AV Partnership, bears interest on the outstanding balance at 12% per annum. The Note balance of $2 million as of December 31, 1994 is included in other assets and was repaid along with additional advances on March 15, 1995, the maturity date.

  OTHER TRANSACTIONS

    See Notes 1, 3, 8 and 9 for descriptions of other transactions and agreements with Koll, Libra, Abex and WTI.

NOTE 11 -- RETIREMENT PLANS
    The Company has noncontributory defined benefit retirement plans covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. Net periodic pension cost for the years ended December 31 consisted of the following (in millions):

                                                                                   1992       1993       1994
                                                                                 ---------  ---------  ---------
Service cost...................................................................  $      .1  $      .1  $      .0
Interest cost..................................................................          5         .5         .5
Actual return on assets........................................................        (.1)       (.2)        .1
Net amortization and deferral..................................................        (.2)       (.3)       (.5)
Curtailment loss...............................................................     --             .8     --
                                                                                 ---------  ---------  ---------
Net periodic pension cost......................................................  $      .3  $      .9  $      .1
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The benefit accrual for all participants was terminated on December 31, 1993. The curtailment loss in 1993 resulted from the freeze of benefit accruals for former participants in April 1993.

    The funded status and accrued pension cost at December 31, 1993 and 1994 for defined benefit plans were as follows (in millions):

                                                                                            1993       1994
                                                                                          ---------  ---------
Actuarial present value of benefit obligations:
  Vested................................................................................  $    (6.9) $    (7.4)
  Nonvested.............................................................................     --         --
                                                                                          ---------  ---------
Accumulated benefit obligation..........................................................  $    (6.9) $    (7.4)
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Projected benefit obligation............................................................  $    (6.9) $    (7.4)
Plan assets at fair value...............................................................        5.5        5.5
                                                                                          ---------  ---------
Projected benefit obligation in excess of plan assets...................................       (1.4)      (1.9)
Unrecognized transition liability.......................................................     --         --
Unrecognized prior service cost.........................................................     --         --
Unrecognized net loss...................................................................        1.3        2.0
Adjustment required to recognize additional minimum liability...........................       (1.5)      (2.0)
                                                                                          ---------  ---------
Accrued pension cost....................................................................  $    (1.4) $    (1.9)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    The development of the projected benefit obligation for the plans at December 31, 1992, 1993 and 1994 is based on the following assumptions: discount rates of 8%, 7% and 7%, respectively, rates of increase in

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 -- RETIREMENT PLANS (CONTINUED)
employee compensation of 4%, 0% and 0%, respectively, and expected long-term rates of return on assets of 9%. The date used to measure plan assets and liabilities was October 31 in 1993, and December 31 in 1994. Assets of the plans are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 12 -- CAPITAL STOCK

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

    On December 17, 1993 the Company issued 3.4 million shares of its Class A Common Stock in exchange for all of Libra's approximately $10.6 million in aggregate principal amount of Subordinated Debentures plus accrued interest. In connection with the Company's sale of Lake Superior Land Company to Libra, the net cash proceeds from the sale of 3.4 million shares of Class A Common Stock held by Libra will be forwarded to the Company. The estimated amount of proceeds to be received from such sale is reflected in the equity section of the balance sheet as deferred proceeds from stock issuance.

    On November 9, 1994 the Company issued 2 million shares of its Class A Common Stock and warrants for the purchase of an additional 2 million shares in connection with the acquisition of the Kathryn G. Thompson Company. The warrants have an exercise price of $.25, are exercisable over a ten year period, vest in equal installments over five years and are subject to certain cancellation rights of the Company. Also during the fourth quarter of 1994, 1.2 million shares of Series A Preferred Stock were converted into an equal number of shares of Class A Common Stock.

    Under the Company's Indentures for the Debentures (Note 7), the Company is prohibited from purchasing shares of its common stock.

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

NOTE 13 -- STOCK PLANS

  1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan were incorporated into the 1993 Plan upon its approval. Under the 1993 Plan, 7.5 million shares each (including 3 million shares each originally authorized under the 1988 Stock Plan) of Series A Preferred Stock and Class A Common Stock were reserved for issuance to officers, key

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- STOCK PLANS (CONTINUED)
employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. Options generally become exercisable for 40% of the option shares upon completion of one year of service and become exercisable for the balance in two equal annual installments thereafter.

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

    Each non-employee Board member may also elect to apply all or any portion of his or her annual retainer fee to the acquisition of shares of Series A Preferred Stock or Class A Common Stock which vest incrementally over the individual's period of Board service during the year for which the election is in effect. During 1994, 126,856 shares were issued under this provision.

    A summary of the status of the Company's stock option plans for the three years ended December 31, 1994, follows:

                                                              NUMBER OF SHARES           PRICE PER SHARE
                                                          ------------------------  --------------------------
                                                                        SERIES A                    SERIES A
                                                                        PREFERRED     CLASS A      PREFERRED
OPTIONS OUTSTANDING                                                       STOCK     COMMON STOCK     STOCK
                                                                       -----------  ------------  ------------
                                                            CLASS A
                                                            COMMON
                                                             STOCK
                                                          -----------
December 31, 1991.......................................      --           --            --            --
  Granted...............................................    2,060,000    2,060,000      $.23          $.14
  Exercised.............................................      --           --            --            --
  Cancelled.............................................      --           --            --            --
                                                          -----------  -----------  ------------  ------------
December 31, 1992.......................................    2,060,000    2,060,000      .23           .14
  Granted...............................................    6,340,000    6,340,000   .25 -- .41    .28 -- .41
  Exercised.............................................      --           --            --            --
  Cancelled.............................................   (2,050,000)  (2,050,000)  .23 -- .25    .14 -- .28
                                                          -----------  -----------  ------------  ------------
December 31, 1993.......................................    6,350,000    6,350,000   .23 -- .41    .14 -- .41
  Granted...............................................      --           --            --            --
  Exercised.............................................      --           --            --            --
  Cancelled.............................................      --           --            --            --
                                                          -----------  -----------  ------------  ------------
December 31, 1994.......................................    6,350,000    6,350,000  $.23 -- .41   $.14 -- .41
                                                          -----------  -----------  ------------  ------------
                                                          -----------  -----------  ------------  ------------
Options exercisable at December 31, 1994................    2,600,000    2,600,000  $.23 -- .41   $.14 -- .41
Options available at December 31, 1994..................    1,023,144    1,150,000

  RESTRICTED STOCK PLAN

    Under the Restricted Stock Plan, each individual joining the Company as a non-employee Board member prior to November 1993 received an immediate one-time grant of 2,000 shares of Class A Common Stock. The shares are subject to certain transfer restrictions for a specified period, during which the director has the right to receive dividends and the right to vote the shares. After the restricted period expires, the shares will vest based upon certain terms related to service. The shares are forfeited if the director ceases to be a nonemployee director prior to the end of the restricted period. During 1993, 8,000 shares were granted

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- STOCK PLANS (CONTINUED)
and 3,600 shares were forfeited under such Restricted Stock Plan. No shares were granted during 1992. The Restricted Stock Plan was terminated effective November 1993 in connection with the implementation of the 1993 Plan.

NOTE 14 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1993 and 1994 (in millions, except per share amounts):

                                                                              FULL
                                 FIRST      SECOND     THIRD      FOURTH      YEAR
                                --------   --------   --------   --------   --------
1994
  Revenues (a)................  $    3.4   $   4.8    $    8.4   $    4.8   $  21.4
  Cost of sales (a)...........       3.2       4.8         7.9        4.3      20.2
  Loss from continuing
   operations.................      (4.7)     (4.5)       (4.4)      (5.1)    (18.7)
  Net loss....................      (4.0)     (4.5)       (4.4)      (5.1)    (18.0)
  Loss per common share.......      (.09)     (.11)       (.10)      (.11)     (.41)
  Weighted average common
   shares outstanding (b).....      43.3      43.3        43.3       45.2      43.8
1993
  Revenues (c)................  $     .2   $    .9    $    2.2   $   13.4   $  16.7
  Cost of sales (c)...........        .6        .9         1.5       13.3      16.3
  Loss from continuing
   operations.................      (4.5)     (5.4)       (4.8)      (5.4)    (20.1)
  Net income (loss) (d) (e)...     (38.4)     (3.5)       (2.1)      58.3      14.3
  Income (loss) per common
   share......................      (.96)     (.09)       (.05)       .69       .17
  Weighted average common
   shares outstanding (b)
   (f)........................      39.8      39.8        39.8       84.9      83.0

------------------------
(a) The Company recorded revenues and cost of sales of approximately $3.3 million and $3.1 million, respectively, in the third quarter of 1994 from the sale of the golf course at its Wentworth By The Sea project in New Hampshire.

(b) The Series A Preferred Stock is not included in the calculation of weighted average shares outstanding in 1994 and the first three quarters of 1993 because the effect is antidilutive.

(c) The Company recorded revenues and cost of sales of $10.0 million from the sale of the La Jolla office buildings in the fourth quarter of 1993.

(d) The Company recorded a $36 million ($.90 per share) charge to income in the first quarter of 1993 in connection with the adoption of FAS 109 (Note 8).

(e) The Company recognized a $39.1 million gain on the disposition of Lake Superior Land Company and a $23.6 million extraordinary gain on the extinguishment of debt in the fourth quarter of 1993 (Notes 3 and 6).

(f) On December 17, 1993 the Company issued 3.4 million shares of Class A Common Stock to Libra in exchange for $10.6 million face amount plus accrued interest of Subordinated Debentures. The fourth quarter 1993 calculation of weighted average shares outstanding includes these newly issued shares, along with the 42.5 million shares of Series A Preferred Stock and outstanding options for 5.7 million common and preferred shares granted under the 1988 Stock Plan.