Form 10-Q
period 1995-03-31
KOLL REAL ESTATE GROUP INC
filed 1995-05-12
CIK 840216

         This Form 10-Q consists of 14 sequentially numbered pages.

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1995
                                               --------------

                       Commission file number 0-17189
                                              -------

                        KOLL REAL ESTATE GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                             02-0426634
     -------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization.)              Identification No.)


           4343 Von Karman Avenue
          Newport Beach, California                    92660
   ----------------------------------------          ---------
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

The number of shares of Class A Common Stock outstanding at May 1, 1995 were 46,763,746.

                        KOLL REAL ESTATE GROUP, INC.

                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1995

                                  I N D E X
                                  ---------

                                                                       PAGE NO.
                                                                       --------
PART I - Financial Information:

         Item 1 - Financial Statements


                  Introduction to the Financial Statements............     3

                  Balance Sheets -
                  December 31, 1994 and March 31, 1995................     4

                  Statements of Operations -
                  Three Months Ended March 31, 1994 and 1995..........     5

                  Statements of Cash Flows -
                  Three Months Ended March 31, 1994 and 1995..........     6

                  Notes to Financial Statements.......................     7


         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................    10

PART II - Other Information:

         Item 1 - Legal Proceedings...................................    13

         Item 6 - Exhibits and Reports on Form 8-K....................    13

SIGNATURE.............................................................    14


                        KOLL REAL ESTATE GROUP, INC.

                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            INTRODUCTION TO THE FINANCIAL STATEMENTS


    The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                        KOLL REAL ESTATE GROUP, INC.

                               BALANCE SHEETS

                                (in millions)

                                                 December 31,       March 31,
                                                     1994             1995
                                                 ------------       ---------
   ASSETS

Cash and cash equivalents                          $ 13.0             $  4.8
Short-term investments                                 --                5.6
Restricted cash                                       7.5                5.0
Real estate held for development or sale             42.7               40.6
Operating properties, net                            10.2               10.1
Land held for development                           325.8              328.0
Other assets                                         23.8               18.2
                                                 ---------          ---------
                                                   $423.0             $412.3
                                                 ---------          ---------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued
      liabilities                                  $ 31.8             $  8.6
   Senior bank debt                                    --               16.0
   Subordinated debentures                          152.9              157.7
   Other liabilities                                 92.8               90.2
                                                 ---------          ---------
   Total liabilities                                277.5              272.5
                                                 ---------          ---------

Stockholders' equity:
   Series A Preferred Stock                            .4                 .4
   Class A Common Stock                               2.3                2.3
   Capital in excess of par value                   230.5              230.2
   Deferred proceeds from stock issuance             (1.6)              (1.3)
   Minimum pension liability                         (2.0)              (2.0)
   Accumulated deficit                              (84.1)             (89.8)
                                                 ---------          ---------
   Total stockholders' equity                       145.5              139.8
                                                 ---------          ---------
                                                   $423.0             $412.3
                                                 ---------          ---------
                                                 ---------          ---------

             See accompanying notes to financial statements.

                        KOLL REAL ESTATE GROUP, INC.

                          STATEMENTS OF OPERATIONS

                 (in millions, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                       1994       1995
                                                      ------     ------
REVENUES:
   Asset Sales                                        $ 1.1      $ 5.1
   Operations                                           2.3        1.3
                                                      ------     ------
                                                        3.4        6.4
                                                      ------     ------
COSTS OF:
   Asset Sales                                          1.1        5.1
   Operations                                           2.1        2.2
                                                      ------     ------
                                                        3.2        7.3
                                                      ------     ------

   Gross operating margin                                .2        (.9)

   General and administrative expenses                  2.6        2.1
   Interest expense                                     4.4        5.3
   Other expense (income), net                           .4         --
                                                      ------     ------

   Loss from continuing operations before
      income taxes                                     (7.2)      (8.3)

   Provision (benefit) for income taxes                (2.5)      (2.6)
                                                      ------     ------

   Loss from continuing operations                     (4.7)      (5.7)

   Gain on disposition of discontinued operations,
      net of income taxes                               0.7         --
                                                      ------     ------

   Net loss                                           $(4.0)     $(5.7)
                                                      ------     ------
                                                      ------     ------

   Earnings (loss) per common share:
      Continuing operations                           $(.11)     $(.12)
      Discontinued operations                           .02         --
                                                      ------     ------

   Net loss per common share                          $(.09)     $(.12)
                                                      ------     ------
                                                      ------     ------

             See the accompanying notes to financial statements.

                        KOLL REAL ESTATE GROUP, INC.

                          STATEMENTS OF CASH FLOWS

                                (in millions)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      1994        1995
                                                                     ------      ------
Cash flows from operating activities:
   Net loss                                                          $(4.0)      $(5.7)
   Adjustments to reconcile to cash used by operating activities:
     Depreciation and amortization                                      .3          .3
     Non-cash interest expense                                         4.3         4.8
     Gain on disposition of discontinued operation                     (.7)         --
     Proceeds from asset sales, net                                    1.1         4.9
     Investments in real estate held for development or sale           (.6)       (2.2)
     Investments in land held for development                         (2.6)       (2.2)
     Decrease in other assets                                          2.1         4.8
     Decrease in accounts payable, accrued and
      other liabilities                                               (1.8)      (25.8)
                                                                     ------      ------
        Cash used by operating activities                             (1.9)      (21.1)
                                                                     ------      ------
Cash flows from investing activities:
   Purchase of short-term investments                                  (.2)       (5.6)
   Proceeds from disposition of discontinued operation                 1.0          --
                                                                     ------      ------
        Cash provided (used) by investing activities                    .8        (5.6)
                                                                     ------      ------
Cash flows from financing activities:
   Borrowings of senior bank debt                                       --        17.3
   Repayments of senior bank debt                                     (1.1)       (1.3)
   Withdrawal of restricted cash                                        --         7.5
   Deposit of restricted cash                                           --        (5.0)
                                                                     ------      ------
        Cash provided (used) by financing activities                  (1.1)       18.5
                                                                     ------      ------
Net decrease in cash and cash equivalents                             (2.2)       (8.2)

Cash and cash equivalents - beginning of period                       21.8        13.0
                                                                     ------      ------
Cash and cash equivalents - end of period                            $19.6       $ 4.8
                                                                     ------      ------
                                                                     ------      ------

             See the accompanying notes to financial statements.

                        KOLL REAL ESTATE GROUP, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1994.


NOTE 2 - LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding for the three months ended March 31, 1994 and 1995 were 43.3 million shares and 46.6 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.


NOTE 3 - LAND HELD FOR DEVELOPMENT

     Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The Company is currently seeking approvals from state and federal governmental entities for the 3,300 unit residential development and wetlands restoration project approved for this site by the Orange County Board of Supervisors in December 1994. The related development agreement was unanimously approved by the Orange County Board of Supervisors in April 1995, and the project remains subject to the approvals of the California Coastal Commission and the U.S. Army Corps of Engineers. The Company, working with various governmental, community and environmental groups, has developed a quality master plan which reflects a 42% reduction in density (from 5,700 to 3,300 units) and a wetlands restoration plan to be funded by development of up to 900 units in the lowlands. The Company therefore currently anticipates that the remaining approvals will be secured on a timely basis. However, due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially; and there can be no assurance that the project will receive final approvals as currently proposed. In this regard, on January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors approval of the Bolsa Chica project were filed in Orange County Superior Court. Although the lawsuits differ in the particular issues they raise, generally they each allege, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. The plaintiffs in both actions are not seeking monetary damages, but are instead asking the Court to set aside the approval of the Bolsa Chica project. The plaintiffs in both lawsuits also seek attorneys' fees in unspecified amounts if they prevail. Subject to these and other uncertainties inherent in the entitlement process, the Company's goal is to obtain all material governmental approvals in 1995 and to begin infrastructure construction in 1996, depending on economic and market conditions.

     The Company is engaged in continuing negotiations with various governmental agencies regarding alternative proposals for wetlands restoration, which include the possibility of the Company selling approximately 930 acres, which represents substantially all of its lowlands property at Bolsa Chica. The ability of the Company to complete any such sale is subject to substantial contingencies including obtaining all final approvals from various governmental agencies for development of up to 2,500 residential units on the Company's approximately 200 acres (and approximately 21 acres owned by third parties) on the Bolsa Chica mesa. Therefore, there can be no assurance that these negotiations will result in any transaction being completed. Under the 3,300 unit residential development and wetlands restoration plan approved by the Orange County Board of Supervisors, the Company is committed to restoring the wetlands at Bolsa Chica. The Company believes that the approved plan is currently the only viable alternative for wetlands restoration. However, during the ongoing entitlement process for the Bolsa Chica project, the Company will continue to evaluate a potential sale of the lowlands and any other viable alternative for restoring the wetlands and accelerating development of this property. If the Company accepts any such alternative which results in the number of residential units being materially reduced below 3,300 units, a significant reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements would result. Any such potential impact on the statement of operations and stockholders' equity would be partially offset by a decrease in deferred taxes. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it appears to have had an adverse effect on residential real estate.

NOTE 4 - DEBT

  SENIOR BANK DEBT

     In February 1995, the Company borrowed $15.5 million under a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation which was used along with $6.5 million of restricted cash to settle litigation with Abex Inc. and Wheelabrator Technologies Inc.

     The Company also borrowed $1.8 million under a construction loan agreement with Bank of Boston during the three months ended March 31, 1995 and applied $1.3 million in proceeds from sales of residential homes at the Company's Wentworth By The Sea project in New Hampshire to satisfy required prepayments.

     Cash payments for interest on senior bank debt were approximately $.1 million and $.3 million for the three month periods ended March 31, 1994 and 1995, respectively.


  SUBORDINATED DEBT

     Subordinated debt was comprised of the following (in millions):

                                       December 31,        March 31
                                           1994               1995
                                       ------------        --------
     Senior subordinated debentures      $123.0             $130.3
     Subordinated debentures               30.7               32.6
                                         -------            ------
          Total face amount               153.7              162.9
     Less unamortized discount             (6.2)              (6.0)
     Plus accrued interest                  5.4                 .8
                                         -------            ------
                                         $152.9             $157.7
                                         -------            ------
                                         -------            ------

NOTE 5 - INCOME TAXES

     Cash payments for federal, state and local income taxes were approximately $.3 million and $.1 million for the three months ended March 31, 1994 and 1995, respectively. Tax refunds received were $.7 million and $.4 million for the three months ended March 31, 1994 and 1995, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The principal activity of the Company is to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company's principal activities also include single and multi-family residential construction and providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Mexico City, Phoenix and Seattle. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

     Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows. The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. See "Item 1 - Financial Statements: Note 3 - Land Held for Development" for a description of Bolsa Chica, the Company's principal development project. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it appears to have had an adverse effect on residential real estate. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.

LIQUIDITY AND CAPITAL RESOURCES

     The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. On February 6, 1995 the Company entered into an agreement with Abex Inc. and Wheelabrator Technologies, Inc. which settled litigation (the "Abex litigation") regarding certain tax sharing agreements. Under the terms of the agreement, the Company paid an aggregate of $22 million, $15.5 million of which was funded by borrowings under a financing agreement with Nomura Asset Capital Corporation ("Nomura") and the balance of $6.5 million was funded from restricted cash. During the first three months of 1995, Company asset sales generated an aggregate of approximately $4.9 million, principally through the sale of industrial property in Murrieta, California and sales of residential homes at its Wentworth By The Sea project in New Hampshire, before utilizing approximately $1.3 million of Wentworth proceeds to make required prepayments of senior bank debt. At March 31, 1995 the Company's unrestricted cash, cash equivalents and short-term investments aggregated $10.3 million. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to non-cash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant. Given the limited availability of capital for residential land development under current conditions in the financial markets, the Company will continue to be dependent primarily on real estate sales, existing financing arrangements and cash, cash equivalents and short-term investments on-hand to fund project development and general and administrative costs during 1995.

FINANCIAL CONDITION

MARCH 31, 1995 COMPARED WITH DECEMBER 31, 1994

     The $8.2 million decrease in cash and cash equivalents primarily reflects purchases of short-term investments and the funding of project development costs during the first quarter, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $5.1 million at March 31, 1995 reflects funds deposited into an escrow account, as required under a construction loan agreement with Nomura to be used solely for funding infrastructure costs at the Company's Eagle Crest residential project in San Diego County.

     The $5.6 million decrease in other assets primarily reflects the March 1995 collection of a note receivable from AV Partnership and the refund of a deposit upon termination of a purchase contract for property adjacent to the Bolsa Chica site.

     The $23.2 million decrease in accounts payable and accrued liabilities primarily reflects the February 1995 payment of $22 million to settle the Abex litigation.

     Senior bank debt of $16.0 million reflects borrowings of $15.5 million during the three months ended March 31, 1995 under a letter of credit and reimbursement agreement with Nomura to settle the Abex litigation discussed above and $.5 million of net borrowings under a construction loan agreement with Bank of Boston for development and construction of single-family homes at the Company's Wentworth By The Sea project in New Hampshire.

RESULTS OF OPERATIONS

     The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1994

     The $4.0 million increase in revenues from asset sales of $1.1 million in 1994 to $5.1 million in 1995 and the increase in the related costs of sales from $1.1 million in 1994 to $5.1 million in 1995 principally reflect an increase in residential home sales at the Company's Wentworth By The Sea project during the three months ended March 31, 1995, and the March 1995 sale of industrial property in Murrieta, California. The decrease in revenues from operations from $2.3 million in 1994 to $1.3 million in 1995 primarily reflects lower revenues in the Company's domestic development business.

     The increase in interest expense from $4.4 million in 1994 to $5.3 million in 1995 principally reflects higher outstanding balances of subordinated debentures and senior bank debt at March 31, 1995.

     The $.4 million decrease in other expense (income), net primarily reflects non-recurring income from forgiveness of certain accrued liabilities in connection with the February 1995 agreement to settle the Abex litigation.

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


     PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     See "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

     10.1 Promissory Note Agreement dated as of April 29, 1995 between the Registrant and AV Partnership.

     27.1  Financial Data Schedule.

     (b)   Reports on Form 8-K:

           None.

                                  SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KOLL REAL ESTATE GROUP, INC.



     Date May 12,  1995              /s/ RAYMOND J. PACINI
          -------------              ------------------------------
                                     RAYMOND J. PACINI
                                     Executive Vice President -
                                     Chief Financial Officer