Form 10-Q
period 1995-06-30
KOLL REAL ESTATE GROUP INC
filed 1995-08-14
CIK 840216

                          SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      ---------------------------------------

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                        Commission file number 0-17189

                        KOLL REAL ESTATE GROUP, INC.
           (Exact name of registrant as specified in its charter)


                     Delaware                    02-0426634
          (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization.)       Identification No.)


                     4343 Von Karman Avenue
                   Newport Beach, California           92660
          (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (714) 833-3030


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes  _X_       No ___

The number of shares of Class A Common Stock outstanding at August 1, 1995 was 47,210,857.

                        KOLL REAL ESTATE GROUP, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995

                                  I N D E X


                                                                        Page No.
                                                                        --------
PART I -   Financial Information:


         Item 1 - Financial Statements

                  Introduction to the Financial Statements                    3

                  Balance Sheets -
                  December 31, 1994 and June 30, 1995                         4


                  Statements of Operations -
                  Three Months and Six Months Ended June 30, 1994 and 1995    5

                  Statements of Cash Flows -
                  Six Months Ended June 30, 1994 and 1995                     6

                  Notes to Financial Statements                               7


                  Item 2 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               12

PART II - Other Information:

                 Item 1 - Legal Proceedings                                  15

                 Item 6 - Exhibits and Reports on Form 8-K                   16

                 SIGNATURE                                                   16

                           KOLL REAL ESTATE GROUP, INC.

                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


         INTRODUCTION TO THE FINANCIAL STATEMENTS

   The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and the current year's previously issued Quarterly Report on Form 10-Q.

   The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                             KOLL REAL ESTATE GROUP, INC.

                                 BALANCE SHEETS

                                  (in millions)

                                           December 31,               June 30,
                                               1994                     1995
                                            -----------               --------
   ASSETS

Cash and cash equivalents                        $ 13.0                 $  7.2
Restricted cash                                     7.5                    4.1
Real estate held for development or sale           42.7                   43.1
Operating properties, net                          10.2                   10.0
Land held for development                         325.8                  330.5
Other assets                                       23.8                   17.0
                                            -----------               --------
                                                 $423.0                 $411.9
                                            -----------               --------
                                            -----------               --------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
    liabilities                                 $  31.8                 $  9.4
  Senior debt                                        --                   16.5
  Subordinated debentures                         152.9                  162.7
  Other liabilities                                92.8                   86.0
                                            -----------               --------
  Total liabilities                               277.5                  274.6
                                            -----------               --------
Stockholders' equity:
  Series A Preferred Stock                           .4                     .4
  Class A Common Stock                              2.3                    2.4
  Capital in excess of par value                  230.5                  230.1
  Deferred proceeds from stock issuance            (1.6)                  (1.2)
  Minimum pension liability                        (2.0)                  (2.0)
  Accumulated deficit                             (84.1)                 (92.4)
                                            -----------               --------
  Total stockholders' equity                      145.5                  137.3
                                            -----------               --------
                                                 $423.0                 $411.9
                                            -----------               --------
                                            -----------               --------


                  See the accompanying notes to financial statements.

                        KOLL REAL ESTATE GROUP, INC.

                          STATEMENTS OF OPERATIONS

                 (in millions, except per share amounts)

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                      1994        1995              1994       1995
                                                     ------      ------            ------     ------
REVENUES:
  Asset Sales                                        $ 2.4       $ 4.2             $ 3.5      $ 9.3
  Operations                                           2.4         1.5               4.7        2.8
                                                     -----       -----             -----      -----
                                                       4.8         5.7               8.2       12.1
                                                     -----       -----             -----      -----
COSTS OF:
  Asset Sales                                          2.4         2.7               3.5        7.8
  Operations                                           2.4         2.5               4.5        4.7
                                                     -----       -----             -----      -----
                                                       4.8         5.2               8.0       12.5
                                                     -----       -----             -----      -----
  Gross operating margin                                --          .5               0.2        (.4)

  General and administrative expenses                  2.0         2.0               4.6        4.1
  Interest expense                                     4.6         5.6               9.0       10.9
  Other expense (income), net                           .2        (2.7)               .6       (2.7)
                                                     -----       -----             -----      -----

  Loss from continuing operations before
    income taxes                                      (6.8)       (4.4)            (14.0)     (12.7)

  Provision (benefit) for income taxes                (2.3)       (1.8)             (4.8)      (4.4)
                                                     -----       -----             -----      -----

  Loss from continuing operations                     (4.5)       (2.6)             (9.2)      (8.3)

  Gain on disposition of discontinued operation,
     net of income taxes                                --          --                .7         --
                                                     -----       -----             -----      -----
  Net loss                                           $(4.5)      $(2.6)            $(8.5)     $(8.3)
                                                     -----       -----             -----      -----
                                                     -----       -----             -----      -----
  Earnings (loss) per common share:
    Continuing operations                            $(.11)      $(.06)            $(.22)     $(.18)
    Discontinued operations                             --          --               .02         --
                                                     -----       -----             -----      -----
  Net loss per common share                          $(.11)      $(.06)            $(.20)     $(.18)
                                                     -----       -----             -----      -----
                                                     -----       -----             -----      -----


                   See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                          STATEMENTS OF CASH FLOWS

                               (in millions)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                      1994            1995
                                                                     ------          ------
Cash flows from operating activities:
  Net loss                                                           $(8.5)          $(8.3)
  Adjustments to reconcile to cash used by operating activities:
    Depreciation and amortization                                       .7              .6
    Non-cash interest expense                                          8.8            10.1
    Gain on disposition of discontinued operation                      (.7)             --
    Gains on asset sales                                                --            (1.5)
    Proceeds from asset sales, net                                     3.5             8.7
    Investments in real estate held for development or sale           (1.6)           (5.6)
    Investments in land held for development                          (5.4)           (4.7)
    Decrease in other assets                                           1.8             4.2
    Decrease in accounts payable, accrued and
      other liabilities                                               (4.3)          (29.2)
                                                                     -----           -----
      Cash used by operating activities                               (5.7)          (25.7)
                                                                     -----           -----
Cash flows from investing activities:
  Sale of short-term investments                                      13.4              --
  Proceeds from disposition of discontinued operation                  1.0              --
                                                                     -----           -----
      Cash provided by investing activities                           14.4              --
                                                                     -----           -----
Cash flows from financing activities:
  Borrowings of senior debt                                             --            19.1
  Repayments of senior debt                                           (3.4)           (2.6)
  Withdrawal of restricted cash                                         --             7.5
  Deposit of restricted cash                                            --            (4.1)
                                                                     -----           -----
      Cash provided (used) by financing activities                    (3.4)           19.9
                                                                     -----           -----
Net increase (decrease) in cash and cash equivalents                   5.3            (5.8)

Cash and cash equivalents - beginning of period                       21.8            13.0
                                                                     -----           -----
Cash and cash equivalents - end of period                            $27.1            $7.2
                                                                     -----           -----
                                                                     -----           -----

           See the accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1994, and the current year's previously issued Quarterly Report on Form 10-Q.

NOTE 2 - LOSS PER COMMON SHARE

   The weighted average number of common shares outstanding for the three months ended June 30, 1994 and 1995 were 43.3 million shares and 47.0 million shares, respectively, and the weighted average number of common shares outstanding for the six months ended June 30, 1994 and 1995 were 43.3 million shares and 46.8 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.

NOTE 3 - LAND HELD FOR DEVELOPMENT

   Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The Company is currently seeking approvals from state and federal agencies for a Local Coastal Plan ("LCP") for wetlands restoration and residential development of 3,300 homes at Bolsa Chica, which was unanimously approved by the Orange County Board of Supervisors in December 1994. The related Development agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The project still requires approvals of the California Coastal Commission and the U.S. Army Corps of Engineers. The Company, working with various governmental, community and environmental groups, has developed a quality master plan which reflects a 42% reduction in density (from 5,700 to 3,300 units) and a wetlands restoration plan to be funded by development of up to 900 units in the lowlands.

   In July 1995, the Company was informed that the Ports of Long Beach and Los Angeles and various federal and state agencies are expected to enter into a Memorandum of Agreement ("MOA") specifying the terms under which the various agencies would grant mitigation credits, which are needed by the Ports to expand their facilities, in exchange for Ports' funds to be used for restoration, maintenance and monitoring of the wetlands in the Bolsa Chica lowlands. Consistent with the objectives of the MOA, the Company announced that it has entered into an agreement with the American Land Conservancy, a nonprofit conservation organization, to sell approximately 930 acres of its 1,200-acre Bolsa Chica property, representing substantially all of the Company's lowland ownership at the site. The ability of the Company to complete any such sale is subject to substantial contingencies, including:
(i) obtaining all final approvals from various governmental agencies for development of up to 2,500 residential units on the Company's approximately 200 acres (and approximately 21 acres owned by third parties) on the Bolsa Chica mesa; (ii) Coastal Commission approval of (a) the Ports' Master Plan amendments, including the amount of mitigation credits to be granted in exchange for the Ports funding a $62 million wetlands restoration escrow account and (b) a wetlands restoration plan for Bolsa Chica; and (iii) the American Land Conservancy securing sufficient funds to complete the proposed transaction. Therefore, there can be no assurance that any transaction will be completed.

   Under the 3,300 unit LCP which was approved by the Orange County Board of Supervisors, the Company is committed to restoring the wetlands at Bolsa Chica provided that state and federal agencies approve development of up to 900 homes in the lowlands. Unless significant contingencies regarding the potential sale to the American Land Conservancy are satisfied, the Company intends to request that the California Coastal Commission approve the 3,300 unit LCP in November 1995.

   If the LCP is modified by the Coastal Commission, assuming a sale of the lowlands, and approved for 2,500 units on the mesa in November 1995, the Company expects to proceed with infrastructure construction in 1996, depending on economic and market conditions. However, if significant contingencies to the American Land Conservancy's proposed purchase are not satisfied and if the Coastal Commission approves the 3,300 unit LCP in November 1995, the Company expects to commence infrastructure construction on the mesa in 1996, while completing the federal approval process for lowland development and wetlands restoration. However, due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially; and there can be no assurance that the project will receive final approvals as currently proposed.

   In this regard, on January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors approval of the Bolsa Chica project were filed in Orange County Superior Court. Although the lawsuits differ in the particular issues they raise, generally they each allege, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. The plaintiffs in both actions are not seeking monetary damages, but are instead asking the Court to set aside the approval of the Bolsa Chica project. The plaintiffs in both lawsuits also seek attorneys' fees in unspecified amounts if they prevail. The Company and the County of Orange believe these lawsuits are without merit and are vigorously defending them.

   In the event that the County approved LCP is modified by the Coastal Commission to materially reduce the number of residential units below 3,300, a significant reduction in the book value of the Bolsa Chica project currently reflected in the Company's financial statements would result. Any such potential impact on the statement of operations and stockholders' equity would be partially offset by a decrease in deferred taxes. Confidentiality arrangements prevent the Company from releasing the price of the proposed sale until all contingencies have been met. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it appears to have had an adverse effect on residential real estate and could also impair the Company's ability to secure municipal bond financing for infrastructure improvements necessary to develop Bolsa Chica.

NOTE 4 - DEBT

   SENIOR DEBT

   In February 1995, the Company borrowed $15.5 million under a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation ("Nomura") which was used along with $6.5 million of restricted cash to settle litigation with Abex Inc. and Wheelabrator Technologies Inc. As of June 30, 1995, $5 million was available under a construction loan agreement with Nomura to fund infrastructure construction at the Company's Rancho San Pasqual (formerly Eagle Crest) project.

   The Company also borrowed $3.6 million under a construction loan agreement with Bank of Boston during the six months ended June 30, 1995 and applied

$2.6 million in proceeds from sales of residential homes at the Company's Wentworth By The Sea project in New Hampshire to satisfy required prepayments, resulting in an outstanding balance of $1.0 million as of June 30, 1995. During the second quarter, the Company amended the construction loan agreement with Bank of Boston to allow for additional borrowings of $2 million to fund infrastructure construction on an additional phase of the project. Approximately $6 million was available as of June 30, 1995 to fund residential and infrastructure construction at Wentworth under the Bank of Boston construction loan agreement.


   Cash payments for interest on senior debt were approximately $.2 million and $.7 million for the six months ended June 30, 1994 and 1995, respectively.




   SUBORDINATED DEBT

   Subordinated debt was comprised of the following (in millions):


                                       December 31,   June 30,
                                          1994          1995
                                       ------------   ---------
Senior subordinated debentures               $123.0      $130.3
Subordinated debentures                        30.7        32.6
                                       ------------   ---------
Total face amount                             153.7       162.9
Less unamortized discount                      (6.2)       (5.9)
Plus accrued interest                           5.4         5.7
                                       ------------   ---------
                                             $152.9      $162.7
                                       ------------   ---------
                                       ------------   ---------

NOTE 5 - INCOME TAXES

   The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. The Company is not currently able to determine the exact amount of its potential exposure due to the complexity of the issues raised in the examination reports and the tax sharing obligations of formerly affiliated third parties. However, the Company preliminarily estimates that the IRS's proposed adjustments, if upheld, could result in a tax liability of approximately $27 million (a portion of which may be payable by former affiliates pursuant to tax sharing agreements) and a disallowance of up to $83 million of recognized net operating loss carryforwards. The Company's protest was filed on August 11, 1995 and has not yet been considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not result in any material adjustments to the Company's financial statements. Therefore, the Company has not made any adjustments to its existing reserves for any prospective tax liability or adverse tax consequence at this time. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

   Cash payments for federal, state and local income taxes were approximately $.4 million and $.2 million for the six months ended June 30, 1994 and 1995, respectively. Tax refunds received were $.7 million and $.4 million for the six months ended June 30, 1994 and 1995, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

   As described in the Company's Form 10-K for the year ended December 31, 1994, the United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied Signal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost between $6 and $7.5 million. EPA estimates that it has spent between $3 and $4 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRP's, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. Settlement negotiations between the Company, on behalf of UOP, and EPA resumed shortly thereafter. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP would pay approximately $2.9 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has since determined to vigorously defend UOP's position that the EPA's proposed clean-up plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The principal activity of the Company is to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company's principal activities also include single and multi-family residential construction and providing residential, retail, office and industrial development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Mexico City, Phoenix and Seattle. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project entitlement efforts.

   Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows. The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. See "Item 1 - Financial Statements: Note 3 - Land Held for Development" for a description of Bolsa Chica, the Company's principal development project. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it appears to have had an adverse effect on residential real estate and could also impair the Company's ability to secure municipal bond financing for infrastructure improvements at Bolsa Chica.

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

   During the six months ended June 30, 1995, the Company generated an aggregate of approximately $8.7 million in cash from asset sales, principally through the sale of wharfage rights in Coronado, California, the sale of industrial property in Murrieta, California and sales of residential homes at its Wentworth By The Sea project in New Hampshire, before utilizing approximately $2.6 million of Wentworth proceeds to make required prepayments of senior debt. At June 30, 1995 the Company's unrestricted cash and cash equivalents aggregated $7.2 million and restricted cash of $4.1 million was available to fund infrastructure improvements at the Company's Rancho San Pasqual (formerly Eagle Crest) project. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to non-cash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development are significant.
Given the limited availability of capital to the Company until the Bolsa Chica project approvals are obtained, the Company will continue to be dependent primarily on real estate asset sales, existing financing arrangements (see Note 4) and cash and cash equivalents on-hand to fund project development and general and administrative costs during 1995.

FINANCIAL CONDITION

JUNE 30, 1995 COMPARED WITH DECEMBER 31, 1994

   The $5.8 million decrease in cash and cash equivalents primarily reflects the funding of project development costs during the six months ended June 30, 1995, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $4.1 million at June 30, 1995 reflects funds deposited into an escrow account, as required under the construction loan agreement with Nomura, to be used solely for funding infrastructure costs at the Company's Rancho San Pasqual residential project in San Diego County.

   The $6.8 million decrease in other assets primarily reflects the March 1995 collection of a note receivable from AV Partnership, the reclassification of a note receivable to real estate held for development or sale upon acquisition of title to industrial property in Ontario, California and the refund of a deposit upon termination of a purchase contract for property adjacent to the Bolsa Chica site.

   The $22.4 million decrease in accounts payable and accrued liabilities primarily reflects the February 1995 payment of $22 million to settle the Abex litigation.

   Senior debt of $16.5 million reflects the February 1995 borrowing of $15.5 million under a letter of credit and reimbursement agreement with Nomura to settle the Abex litigation discussed above and $1.0 million of net borrowings under a construction loan agreement with Bank of Boston for development and construction of single-family homes at the Company's Wentworth By The Sea project in New Hampshire.

RESULTS OF OPERATIONS

   The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1994

   The $1.8 million increase in asset sales revenues from $2.4 million in 1994 to $4.2 million in 1995 and the related increase in the costs of asset sales from $2.4 million in 1994 to $2.7 million in 1995 principally reflects the May 1995 sale of wharfage rights in Coronado, California. The decrease in revenues from operations from $2.4 million in 1994 to $1.5 million in 1995 primarily reflects lower revenues in the Company's domestic development business.

   The $1.0 million increase in interest expense principally reflects higher outstanding balances of subordinated debentures and senior debt at June 30, 1995.

The change in other expense (income), net from $.2 million of expense in 1994 to $2.7 million of income in 1995 primarily reflects non-recurring income from reductions in excess environmental reserves due to favorable governmental agency rulings, partially offset by lower interest income as a result of decreased cash balances.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994

   The $5.8 million increase in asset sales revenues from $3.5 million in 1994 to $9.3 million in 1995 and the increase in the related costs of asset sales from $3.5 million in 1994 to $7.8 million in 1995 principally reflects an increase in residential home sales at the Company's Wentworth By The Sea project during the six months ended June 30, 1995, the March 1995 sale of industrial property in Murrieta, California and the May 1995 sale of wharfage rights in Coronado, California. The decrease in revenues from operations from $4.7 million in 1994 to $2.8 million in 1995 primarily reflects lower revenues in the Company's domestic development business.

   The increase in interest expense from $9.0 million in 1994 to $10.9 million in 1995 principally reflects higher outstanding balances of subordinated debentures and senior debt at June 30, 1995.

   The change in other expense (income), net from $.6 million of expense in 1994 to $2.7 million of income for 1995 primarily reflects non-recurring income from reductions in excess environmental reserves due to favorable governmental agency rulings in 1995.

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

                            PART II - OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

   "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 is incorporated herein by this
reference.  See also    Notes 5 and 6 of Notes to Financial Statements set
forth above in Part I - Item 1.

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

   4.1   Second Amendment to Construction Loan Agreement dated as of April
         28, 1995 between Great Island Trust Partnership and The First National Bank of Boston.

   27.1  Financial Data Schedule.

    (b)  Reports on Form 8-K:

         None.




                                      SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KOLL REAL ESTATE GROUP, INC.

Date August 14, 1995                       /S/  Raymond J. Pacini
                                         ------------------------
                                         RAYMOND J. PACINI
                                         Executive Vice President -
                                          Chief Financial Officer