Form 10-Q
period 1995-09-30
KOLL REAL ESTATE GROUP INC
filed 1995-11-14
CIK 840216

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1995
                                                ------------------


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

The number of shares of Class A Common Stock outstanding at November 1, 1995 were 47,412,587.

                          KOLL REAL ESTATE GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I  --  Financial Information:

            Item 1  --  Financial Statements


                        Introduction to the Financial Statements...........      3

                        Balance Sheets  --
                        December 31, 1994 and September 30, 1995...........      4

                        Statements of Operations  --
                        Three Months and Nine Months Ended September 30,
                        1994 and 1995......................................      5

                        Statements of Cash Flows  --
                        Nine Months Ended September 30, 1994 and 1995......      6

                        Notes to Financial Statements......................      7


            Item 2  --  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................     12

PART II  --  Other Information:


            Item 1  --  Legal Proceedings..................................     15

            Item 6  --  Exhibits and Reports on Form 8-K...................     16

SIGNATURE..................................................................     16

                           KOLL REAL ESTATE GROUP, INC.

                         PART I -- FINANCIAL INFORMATION


ITEM 1  --  FINANCIAL STATEMENTS

                INTRODUCTION TO THE FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and the current year's previously issued Quarterly Reports on Form 10-Q.

     The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         KOLL REAL ESTATE GROUP, INC.

                                 BALANCE SHEETS

                                  (in millions)

                                                  December 31,   September 30,
                                                      1994           1995
                                                  ------------   -------------
ASSETS

Cash and cash equivalents (including restricted
  cash of 7.5 and 2.7, respectively)                 $ 20.5           $  5.2
Real estate held for development or sale               42.7             38.5
Operating properties, net                              10.2              8.9
Land held for development                             325.8            332.7
Other assets                                           23.8             15.8
                                                     ------           ------
                                                     $423.0           $401.1
                                                     ------           ------
                                                     ------           ------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
    liabilities                                      $ 31.8           $  8.8
  Senior debt                                           --              16.1
  Subordinated debentures                             152.9            167.8
  Other liabilities                                    92.8             79.7
                                                     ------           ------
  Total liabilities                                   277.5            272.4
                                                     ------           ------

Stockholders' equity:
  Series A Preferred Stock                               .4               .4
  Class A Common Stock                                  2.3              2.4
  Capital in excess of par value                      230.5            230.4
  Deferred proceeds from stock issuance                (1.6)            (1.5)
  Minimum pension liability                            (2.0)            (2.0)
  Accumulated deficit                                 (84.1)          (101.0)
                                                     ------           ------
  Total stockholders' equity                          145.5            128.7
                                                     ------           ------
                                                     $423.0           $401.1
                                                     ------           ------
                                                     ------           ------


                 See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                     (in millions, except per share amounts)

                                           Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                           1994          1995                1994         1995
                                          ------        ------              ------       ------
REVENUES:
    Asset Sales                           $  4.9        $  3.6              $  8.4       $ 12.9
    Operations                               3.5           3.2                 8.2          6.0
                                          ------        ------              ------       ------
                                             8.4           6.8                16.6         18.9
                                          ------        ------              ------       ------
COSTS OF:
    Asset Sales                              4.8           3.1                 8.3         10.9
    Operations                               3.1           2.8                 7.6          7.5
                                          ------        ------              ------       ------
                                             7.9           5.9                15.9         18.4
                                          ------        ------              ------       ------
Gross operating margin                        .5            .9                  .7           .5
General and administrative expenses          2.0           1.8                 6.5          5.9
Interest expense                             4.7           5.9                13.7         16.8
Other expense (income), net                   .5           8.9                 1.2          6.2
                                          ------        ------              ------       ------
Loss from continuing operations before
  income taxes                              (6.7)        (15.7)              (20.7)       (28.4)
Provision (benefit) for income taxes        (2.3)         (7.2)               (7.1)       (11.5)
                                          ------        ------              ------       ------
Loss from continuing operations             (4.4)         (8.5)              (13.6)       (16.9)
Gain on disposition of discontinued
  operation, net of income taxes             --            --                   .7          --
                                          ------        ------              ------       ------
Net loss                                  $ (4.4)        $(8.5)             $(12.9)      $(16.9)
                                          ------        ------              ------       ------
                                          ------        ------              ------       ------
Earnings (loss) per common share:
    Continuing operations                 $ (.10)        $(.18)             $ (.32)       $(.36)
    Discontinued operations                  --            --                  .02          --
                                          ------        ------              ------       ------
Net loss per common share                 $ (.10)        $(.18)             $ (.30)       $(.36)
                                          ------        ------              ------       ------
                                          ------        ------              ------       ------


               See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                           STATEMENTS OF CASH FLOWS

                                 (in millions)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                      1994         1995
                                                                     ------       ------
Cash flows from operating activities:
  Net loss                                                           $(12.9)      $(16.9)
    Adjustments to reconcile to cash used by
      operating activities:
        Depreciation and amortization                                    .9           .9
        Non-cash interest expense                                      13.3         15.4
        Asset revaluations                                             --            7.5
        Gains on sales                                                  (.1)        (2.0)
        Gain on disposition of discontinued operation                   (.7)         --
        Proceeds from asset sales, net                                  7.9         12.2
        Investments in real estate held for development
          or sale                                                      (3.2)       (10.5)
        Investments in land held for development                       (7.5)        (6.9)
        Decrease in other assets                                        1.8          5.0
        Decrease in accounts payable, accrued and
          other liabilities                                            (7.1)       (36.1)
                                                                     ------       ------
            Cash used by operating activities                          (7.6)       (31.4)

Cash flows from investing activities:
    Sale of short-term investments, net                                18.7          --
    Proceeds from disposition of discontinued operation                 1.0          --
                                                                     ------       ------
            Cash provided by investing activities                      19.7          --
                                                                     ------       ------

Cash flows from financing activities:
    Borrowings of senior debt                                          --           20.3
    Repayments of senior debt                                          (7.0)        (4.2)
                                                                     ------       ------
            Cash provided (used) by financing activities               (7.0)        16.1
                                                                     ------       ------

Net increase (decrease) in cash and cash equivalents                    5.1        (15.3)
Cash and cash equivalents -- beginning of period                       21.8         20.5
                                                                     ------       ------
Cash and cash equivalents -- end of period                            $26.9       $  5.2
                                                                     ------       ------
                                                                     ------       ------

            See the accompanying notes to financial statements.

                           KOLL REAL ESTATE GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  --  BASIS OF PRESENTATION

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1994, and the current year's previously issued Quarterly Reports on Form 10-Q.

NOTE 2  --  LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding for both the three and nine month periods ended September 30, 1994 was 43.3 million shares. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 1995 was 47.3 million and 47.0 million, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.

NOTE 3  --  LAND HELD FOR DEVELOPMENT

     Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The Company is currently seeking approvals from state and federal agencies for a Local Coastal Plan ("LCP") for wetlands restoration and residential development of up to 3,300 homes at Bolsa Chica, which was unanimously approved by the Orange County Board of Supervisors in December 1994. The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The project still requires approvals of the California Coastal Commission and the U.S. Army Corps of Engineers. The Company, working with various governmental, community and environmental groups, has developed a quality master plan which reflects a 42% reduction in density (from 5,700 to 3,300 units) and a wetlands restoration plan to be funded by development of up to 900 units in the lowlands.

     In July 1995, the Company was informed that the Ports of Long Beach and Los Angeles and various federal and state agencies expected to enter into a Memorandum of Agreement ("MOA") specifying the terms under which the various agencies would grant mitigation credits, which are needed by the Ports to expand their facilities, in exchange for Ports' funds to be used for restoration, maintenance and monitoring of the wetlands in the Bolsa Chica lowlands. Consistent with the objectives of the MOA, the Company announced that it had entered into an agreement with the American Land Conservancy, a nonprofit conservation organization, to sell approximately 930 acres of its 1,200-acre Bolsa Chica property, representing substantially all of the Company's lowland ownership at the site. Confidentiality arrangements prevent the Company from releasing the price of the proposed sale. While the agreement between the Company and the American Land Conservancy has expired, discussions are continuing. However, there can be no assurance that a new agreement will be entered into or that any transaction will be completed.
The ability of the Company to complete any such transaction would be subject to substantial contingencies, including: (i) obtaining all final approvals from various governmental agencies for development of up to 2,500 residential units on the Company's approximately 200 acres (and approximately 21 acres owned by third parties) on the Bolsa Chica mesa; (ii) Coastal Commission approval of (a) the Ports' Master Plan amendments, including the amount of mitigation credits to be granted in exchange for the Ports funding a $62 million wetlands restoration escrow account and (b) a wetlands restoration plan for Bolsa Chica; and (iii) the American Land Conservancy securing sufficient funds to complete the proposed transaction.

     Under the 3,300 unit LCP which was approved by the Orange County Board of Supervisors, the Company is committed to restoring the wetlands at Bolsa Chica provided that state and federal agencies approve development of up to 900 homes in the lowlands. On November 3, 1995 the staff of the California Coastal Commission released its report on the Bolsa Chica LCP. The Commission's staff report recommends various modifications to the County's LCP, which are unacceptable to both the County of Orange and the Company.
Due to the volume of the 261 page staff report and the fact that it was released only eight business days before the scheduled hearing, the County of Orange, which is the Coastal Commission applicant for the LCP, has determined that more time is required to adequately address and refute the various erroneous statements and infeasible recommendations made in the staff report. The County has therefore requested a continuance of the Coastal Commission's hearing to the Commission's next Southern California meeting in January 1996.

     If the Coastal Commission approves the 3,300 unit LCP in January 1996, the Company expects to commence infrastructure construction on the mesa in 1997. However, due to a number of factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the required approvals could be delayed substantially; and there can be no assurance that the project will receive final approvals as currently proposed.

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

NOTE 4  --  DEBT

SENIOR DEBT

     In February 1995, the Company borrowed $15.5 million under a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation ("Nomura") which was used along with $6.5 million of restricted cash to settle litigation with Abex Inc. and Wheelabrator Technologies Inc. As of September 30, 1995, approximately $5 million was available under a construction loan agreement with Nomura to fund infrastructure construction at the Company's Rancho San Pasqual (formerly Eagle Crest) project.

     The Company also borrowed $4.8 million under a construction loan agreement with Bank of Boston during the nine months ended September 30, 1995 and applied $4.2 million in proceeds from sales of residential homes at the Company's Wentworth By The Sea project in New Hampshire to satisfy required prepayments, resulting in an outstanding balance of $.6 million as of September 30, 1995. On November 2, 1995, the Company sold all of its interest in the Wentworth residential land to its development manager for $4.1 million in cash plus the buyer's prepayment of amounts outstanding under the Bank of Boston credit agreement, which terminated this credit facility.

     Cash payments for interest on senior debt were approximately $.4 million and $.9 million for the nine months ended September 30, 1994 and 1995, respectively.

SUBORDINATED DEBT

     Subordinated debt was comprised of the following (in millions):

                                   December 31,     September 30,
                                       1994              1995
                                   ------------     -------------
Senior subordinated debentures        $123.0            $ 138.2
Subordinated debentures                 30.7               34.5
                                      ------            -------
    Total face amount                  153.7              172.7

Less unamortized discount               (6.2)              (5.7)
Plus accrued interest                    5.4                 .8
                                      ------            -------
                                      $152.9             $167.8
                                      ------            -------
                                      ------            -------

NOTE 5  --  INCOME TAXES

     The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17,000,000 (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements) and a disallowance of up to $83,000,000 of recognized net operating loss carryforwards. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed on August 11, 1995 and has not yet been considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. Therefore, the Company has not made any adjustments to its existing reserves for any prospective tax liability or adverse tax consequence at this time. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

     Cash payments for federal, state and local income taxes were approximately $.4 million and $.2 million for the nine months ended September 30, 1994 and 1995, respectively. Tax refunds received were $.8 million and $.4 million for the nine months ended September 30, 1994 and 1995, respectively.

NOTE 6  --  COMMITMENTS AND CONTINGENCIES

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

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The principal activity of the Company is to obtain zoning and other entitlements for land it owns and to improve the land for residential development. Once the land is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company's principal activities also include single and multi-family residential construction and providing residential, retail, office and industrial development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Mexico City, Phoenix and Seattle. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's principal objective is to maintain adequate liquidity to fully support the Bolsa Chica project development efforts.

     Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows. The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include delays in obtaining zoning and regulatory approvals, withdrawals or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. See "Item 1 --Financial Statements: Note 3 -- Land Held for Development" for a description of Bolsa Chica, the Company's principal development project. In addition, future values may be adversely affected by heightened environmental scrutiny, limitations on the availability of water in Southern California, increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. While the December 1994 bankruptcy filing by the County of Orange is not indicative of the state of the overall Orange County economy, it appears to have had an adverse effect on residential real estate and could also impair the Company's ability to secure municipal bond financing for infrastructure improvements at Bolsa Chica. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties.

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

     During the nine months ended September 30, 1995, the Company generated an aggregate of approximately $12.2 million in cash from asset sales, principally through the sale of wharfage rights in Coronado, California, the sale of industrial property in Murrieta, California and sales of residential homes at its Wentworth By The Sea project in New Hampshire ("Wentworth"), before utilizing approximately $4.2 million of Wentworth proceeds to make required prepayments of senior debt. At September 30, 1995 the Company's unrestricted cash and cash equivalents aggregated $2.5 million and restricted cash of $2.7 million was available to fund infrastructure improvements at the Company's Rancho San Pasqual (formerly Eagle Crest) project. On November 2, 1995, the Company sold all of its residential property at Wentworth for approximately $4.1 million in cash plus the buyer's prepayment of $.6 million of bank debt and assumption of other related liabilities. The Company continues to own the Wentworth marina, which is being actively marketed for sale.

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

FINANCIAL CONDITION

SEPTEMBER 30, 1995 COMPARED WITH DECEMBER 31, 1994

     The $15.3 million decrease in cash and cash equivalents primarily reflects the funding of project development costs during the nine months ended September 30, 1995, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $2.7 million at September 30, 1995 reflects funds deposited into an escrow account, as required under the construction loan agreement with Nomura, to be used solely for funding infrastructure costs at the Company's Rancho San Pasqual residential project in San Diego County.

     The $8.0 million decrease in other assets primarily reflects the March 1995 collection of a note receivable from AV Partnership, equity in net losses from AV Partnership during the pre-sales phase, the reclassification of a note receivable to real estate held for development or sale upon acquisition of title to industrial property in Ontario, California and the refund of a deposit upon termination of a purchase contract for property adjacent to the Bolsa Chica site.

     The $23.0 million decrease in accounts payable and accrued liabilities primarily reflects the February 1995 payment of $22 million to settle the Abex litigation.

     Senior debt of $16.1 million reflects the February 1995 borrowing of $15.5 million under a letter of credit and reimbursement agreement with Nomura to settle the Abex litigation discussed above and $.6 million of net borrowings under a construction loan agreement with Bank of Boston for development and construction of single-family homes at the Company's Wentworth project.

RESULTS OF OPERATIONS

     The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994

     The $1.3 million decrease in asset sales revenues from $4.9 million in 1994 to $3.6 million in 1995 and the related decrease in the costs of asset sales from $4.8 million in 1994 to $3.1 million in 1995 principally reflects reduced residential sales at Wentworth, partially offset by the September 1995 sale of a leasehold interest in Grand Caribe Island in Coronado, California and residential sales at the Company's Oceanside Hills project. The decrease in revenues from operations from $3.5 million in 1994 to $3.2 million in 1995 primarily reflects lower revenues from golf operations due to the September 1994 sale of the Company's Wentworth golf course.

The change in other expense (income), net from $.5 million of expense in 1994 to $8.9 million of expense in 1995 primarily reflects $7.5 million in asset revaluation losses on the Company's Wentworth project and the golf course at Rancho San Pasqual (formerly Eagle Crest) to reflect estimated net realizable values.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994

     The $4.5 million increase in asset sales revenues from $8.4 million in 1994 to $12.9 million in 1995 and the increase in the related costs of asset sales from $8.3 million in 1994 to $10.9 million in 1995 principally reflects the March 1995 sale of industrial property in Murrieta, California and the May 1995 sale of wharfage rights in Coronado, California. The decrease in revenues from operations from $8.2 million in 1994 to $6.0 million in 1995 primarily reflects an absence of revenues from the Wentworth golf course which was sold in September 1994 and lower revenues from the Company's domestic development business.

     The increase in interest expense from $13.7 million in 1994 to $16.8 million in 1995 principally reflects higher outstanding balances of subordinated debentures and senior debt during 1995.

     The change in other expense (income), net from $1.2 million of expense in 1994 to $6.2 million of income for 1995 primarily reflects $7.5 million in asset revaluation losses on the Company's Wentworth project and the golf course at Rancho San Pasqual to reflect estimated net realizable values, partially offset by non-recurring income from reductions in excess environmental reserves due to favorable governmental agency rulings in 1995.

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

PART II  --  OTHER INFORMATION

ITEM 1  --  LEGAL PROCEEDINGS

      "Item 3 -- Legal Proceedings" in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994 is incorporated herein by this reference. See also Notes 5 and 6 of Notes to Financial Statements set forth above in Part I -- Item 1.

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     4.1 Amendment to Construction Loan Agreement dated as of September 12, 1995 between the Registrant, Signal Landmark and Nomura Asset Capital Corporation ("Nomura").

     4.2 Amendment to Letter of Credit and Reimbursement Agreement dated as of September 12, 1995 between the Registrant and Nomura.

    27.1   Financial Data Schedule.

     (b)   Reports on Form 8-K:

           None.




                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOLL REAL ESTATE GROUP, INC.



Date       November 14, 1995                   /s/ RAYMOND J. PACINI
     -----------------------------     ----------------------------------------
                                                   RAYMOND J. PACINI
                                              Executive Vice President --
                                                Chief Financial Officer