Form 10-K
period 1995-12-31
KOLL REAL ESTATE GROUP INC
filed 1996-03-29
CIK 840216

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1996 WAS $14,421,926.

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MARCH 1, 1996 WAS 47,683,142.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Koll Real Estate Group, Inc., a Delaware corporation, is a real estate development company with properties principally in Southern California. The principal activities of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company") include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential real estate development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's strategic goals are to
(i) obtain new financing for development of the Bolsa Chica mesa; (ii) complete the secondary permitting for development of the Bolsa Chica mesa and secure all federal permits for development and restoration of the Bolsa Chica lowlands;
(iii) continue working with state and federal agencies in an effort to complete the potential sale of the Bolsa Chica lowlands to the California State Lands Commission, as described below; (iv) evaluate and, if appropriate, pursue recapitalization alternatives which deleverage the Company's capital structure; and (v) maintain adequate liquidity to cover general and administrative, liability management and interest costs. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company's executive offices are located at 4343 Von Karman Avenue, Newport Beach, California 92660 (telephone: (714) 833-3030).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    BOLSA CHICA. The Bolsa Chica property is the principal property in the Company's portfolio. The Company owns approximately 1,200 acres of the 1,600 acres of undeveloped Bolsa Chica land located adjacent to the Pacific Ocean in northwestern Orange County, California. Bolsa Chica is bordered on the north and east by residential development, to the south by open space and residential development, and to the west by the Pacific Coast Highway and the Bolsa Chica State Beach. Bolsa Chica is one of the last large undeveloped coastal properties in Southern California, and is located approximately 35 miles south of downtown Los Angeles. In January 1996 the California Coastal Commission approved Orange County's Local Coastal Plan ("LCP") for up to 3,300 units of residential development and a wetlands restoration plan for this property, with only minor modifications, which remains subject to further governmental approvals, as further described below.

    The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices. In December 1994, the Orange County Board of Supervisors unanimously approved the 3,300-unit LCP, which provides for development of up to 2,500 homes on the mesa (high ground) portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate. The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The January 1996 California Coastal Commission approval included two suggested modifications, agreed to in principle by the Company, which require: (1) a 50-foot buffer along the coastal edge of the mesa and (2) an agreement by the Company to dedicate approximately 770 acres to a public agency if the Company does not pursue a federal 404 permit for wetlands restoration and lowlands development. These suggested modifications require the approval of the Orange County Board of Supervisors prior to final certification of the LCP by the California Coastal Commission, which the Company expects to obtain during the second or third quarter of 1996. Under the 3,300-unit LCP the Company is committed to restoring the wetlands at Bolsa

Chica provided that federal agencies approve development of up to 900 homes in the lowlands. Wetlands restoration and development on the lowlands remains subject to approval by the U.S. Army Corps of Engineers. The Company's goal is to obtain such approval by the first quarter of 1997, however, the Corps of Engineers could delay or decline its approval.

    In May 1995, the Company entered into an agreement, which has since expired prior to completion, with the American Land Conservancy, a nonprofit conservation organization, to sell approximately 930 acres of its 1,200-acre Bolsa Chica property, representing substantially all of the Company's lowland ownership at the site. In August 1995, the Ports of Long Beach and Los Angeles and certain federal government agencies entered into a Memorandum of Agreement ("MOA") specifying the terms under which the various agencies would grant mitigation credits, which are needed by the Ports to expand their facilities, in exchange for $62 million of Ports' funds to be used for acquisition, restoration, maintenance and monitoring of the wetlands in the Bolsa Chica lowlands. In October 1995, the Company agreed to a reduced sales price in response to the U.S. Department of the Interior ("DOI")'s request in order to help bridge a funding shortfall, provided that the Ports would agree to increase their funding. The Company concluded at that time that the reduced price would be acceptable and in the Company's best interests because of the government's assumption of responsibility for wetlands restoration (which would be funded primarily by funds from the Ports). In December 1995, both Ports obtained Board approval to increase their aggregate funding to $67 million.

    The Company is actively pursuing the secondary permitting process for the project, such as tract maps and grading plans, through the County of Orange, as well as a federal permit from the U.S. Army Corps of Engineers for wetlands restoration and development in the lowlands. This process is currently expected to be completed within 18 months. In the meantime, the Company has continued to work closely with the various state and federal agencies in an effort to resolve the remaining contingencies and complete the proposed transaction. As a result, on March 27, 1996 the Company entered into a letter of intent to sell the Bolsa Chica lowlands to the California State Lands Commission. The ability of the Company to complete any such transaction remains subject to various contingencies, including: (i) finalizing acquisition terms; (ii) completion of an environmental site assessment which would be satisfactory to the State Lands Commission; (iii) satisfactory completion of an appraisal and title report; and
(iv) Coastal Commission and federal approval of the amount of mitigation credits to be granted to the Ports in exchange for the Ports funding a $67 million acquisition and wetlands restoration escrow account. Of course, there can be no assurance that a definitive agreement will be entered into or that any transaction will be completed.

    With the approval by the Coastal Commission of the 3,300-unit LCP in January 1996, the Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining certain secondary permits, to commence infrastructure construction on the mesa in 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed substantially. In this regard, on January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors' approval of the Bolsa Chica project were filed in Orange County Superior Court (the "Court"). Although the lawsuits differed in the particular issues they raised, generally they each alleged, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. One lawsuit, which was brought by the school districts, has been substantially settled with an agreement regarding school fees to be paid to the plaintiff districts. In the other "environmental lawsuit", the plaintiffs did not seek monetary damages, but instead asked the Court to set aside the approval of the Bolsa Chica project. In February 1996, the Court ruled on the "environmental lawsuit", rejecting all but one of the arguments, requiring an additional 45-day public review and comment period regarding the tidal inlet portion of the wetlands restoration plan. The Court's decision is not expected to further delay final approvals by the Orange County Board of Supervisors and the California Coastal Commission beyond the time period discussed above. In addition, on March 6, 1996 and March 11, 1996 lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project. The Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however there can be no assurance in this regard or that these suits will not result in delays.

    In accordance with Statement of Financial Accounting Standard No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), the Company carries real estate properties, including Bolsa Chica, at the lower of cost or net realizable value, with net realizable value defined as the undiscounted estimated future cash flows from the project. As of December 31, 1995, the Company's review of the current estimated cash flows for Bolsa Chica indicated that a reserve of approximately $113.6 million was required to adjust the carrying of Bolsa Chica to its current estimated net realizable value of $220 million pursuant to SFAS 67. The valuation reserve primarily reflects management's decision in the fourth quarter of 1995 (following the approval of additional funding by the Ports) to make completing the sale of the lowlands to a government agency a strategic goal of the Company, along with updated estimates of future cash flows for the mesa portion of the project reflecting recent market conditions. During 1995, the Southern California residential real estate market continued to decline, affecting estimated sale pricing, housing mix and number of units planned. The Company's decision to pursue a sale of the lowlands, if successfully completed, would materially reduce the number of units which could be built, which has resulted in a significant reduction in projected future cash flows previously anticipated from the Bolsa Chica project. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

    RANCHO SAN PASQUAL (formerly Eagle Crest). In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course which has been operating since May 1993. On-going infrastructure construction is partially financed with a major financial institution which has provided a $5 million construction loan for the project and includes a one-time option to reborrow $5 million after repayment, subject to certain restrictions. In 1995, the Company utilized the construction loan, along with available cash, to fund infrastructure construction in anticipation of selling residential lots to homebuilders. Under a March 1995 agreement, an Orange County homebuilder, Akins Communities, Inc., which was recently acquired by Catellus and changed its name to Catellus Residential Group ("Catellus"), is assisting the Company in managing the residential development of Rancho San Pasqual and the sale of lots to other homebuilders. The Company has executed letters of intent with four homebuilders related to residential products currently offered for sale, which would include first phase sales aggregating 122 lots for approximately $5.6 million, however, certain contingencies must be resolved before such sales can be completed.

    FAIRBANKS HIGHLANDS. This property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. In December 1995 the Company received approval of a vesting tentative map from the City of San Diego's City Council. The approved plan includes 93 single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. The Company is currently marketing the land for bulk sale to homebuilders.

    ALISO VIEJO. Through its subsidiary, the Kathryn G. Thompson Company, the Company owns a 49% general partnership interest in a 230-acre project, planned for 1,345 single family residential units in southern Orange County. The property is well located, within close proximity to transportation infrastructure, employment centers and other attractions, including the Orange County (John Wayne) Airport (approximately 25 minutes), the San Joaquin Transportation Corridor (a quarter mile) and Laguna Beach (approximately 10 minutes). Homes are now offered for sale at five of ten planned communities, and a total of 78 homes have sold and 56 are in escrow. However, due to a significant shortfall in sales during 1995 versus forecast, the financial structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and has established a reserve as discussed in Note 3 in Notes to Financial Statements on page F-14 to F-15.

    OTHER PROPERTIES. The Company owns land zoned for commercial/industrial use in Ontario and Signal Hill, California and resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions.

    PROPERTY DISPOSITIONS. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1994 and 1995.

ENVIRONMENTAL AND REGULATORY MATTERS

    Before the Company can develop a property, it must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging recently obtained governmental approvals.

    As more fully described above, in January 1996, the California Coastal Commission approved Orange County's 3,300-unit residential development and wetlands restoration plan for Bolsa Chica. Subject to the Orange County Board of Supervisors' acceptance of the Coastal Commission's modifications to the LCP and the Development Agreement and final certification by the Coastal Commission, the Company now has the necessary primary approvals to proceed with development of the Bolsa Chica mesa. Secondary approvals of the details of the development plan, such as tentative tract maps and grading approvals from the County of Orange's planning staff, as well as a master coastal development permit from the California Coastal Commission, must still be obtained. As discussed under the heading "Principal Properties -- Bolsa Chica," during the ongoing federal entitlement process, the Company will continue to work with various state and federal agencies that are interested in purchasing the lowlands utilizing funds from the Ports and other sources for both acquiring and restoring the wetlands. While a strategic goal of the Company is to complete a sale of the Bolsa Chica lowlands to a public agency, the Company is continuing its efforts to obtain a 404 permit from the U.S. Army Corps of Engineers by the first quarter of 1997 for a wetlands restoration plan to be financed by development of up to 900 units in the lowlands in the event no purchase occurs. Nevertheless, the approval process for the Bolsa Chica property, as well as the lowland purchase, remains subject to the uncertainties described above, and there can be no assurance that such approvals or lowland purchase will not be legally challenged or substantially delayed.

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

CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. See Note 8 "Income Taxes -- Tax Sharing Agreements" in Notes to Financial Statements on pages F-21 to F-22 of this Annual Report. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied Signal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost between $6 and $7.5 million. EPA estimates that it has spent between $3 and $4 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP would pay between $2.6 and $3.3 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has determined to vigorously defend UOP's position that the
EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

EMPLOYEES

    As of March 29, 1996 the Company and its subsidiaries had approximately 130 employees.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain of the foregoing information as well as certain information set forth in Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, withdrawals, litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties. Other significant risks and uncertainties are discussed elsewhere in this Annual Report on Form 10-K.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Certain of the executive officers of the Company are also executive officers of The Koll Company ("Koll") and its affiliates. Accordingly, they will devote less than all of their working time to the businesses of the Company. Set forth below is information with respect to each executive officer.

        NAME AND TITLE          AGE*             BUSINESS EXPERIENCE
------------------------------  ----  ------------------------------------------
Donald M. Koll                   63   Chairman of the Board of the Company since
 Chairman of the Board                March 1993. Managing Director -- President
                                      and  Director of the Company from prior to
                                      1991 to 1992.  Chairman of  the Board  and
                                      Chief  Executive Officer  of Koll (general
                                      contracting and international real  estate
                                      development   since  prior  to  1991)  and
                                      Chairman of the  Board of Koll  Management
                                      Services,   Inc.   ("KMS")   (real  estate
                                      management)  since   1991.   Director   of
                                      Fidelity  National  Financial,  Inc. since
                                      March 1995.
Ray Wirta                        52   Vice  Chairman  of  the  Board  and  Chief
 Vice Chairman of the Board           Executive  Officer  of  the  Company since
 and Chief Executive Officer          March 1993. President and Chief  Operating
                                      Officer  of Koll since prior to 1991. Vice
                                      Chairman of the Board and Chief  Executive
                                      Officer of KMS since 1991.
Richard M. Ortwein               54   President  of  the  Company  since October
 President                            1993.   President,   Southern   California
                                      Division of Koll from prior to 1991 to May
                                      1994. Executive Vice President of KMS from
                                      1991  to  1993, and  Director of  KMS from
                                      1992 to March 1994.
Raymond J. Pacini                40   Executive Vice President and Secretary  of
 Executive Vice President,            the  Company  since 1993;  Chief Financial
 Chief Financial Officer,             Officer and Treasurer of the Company since
 Treasurer and Secretary              1992. Managing  Director  of  the  Company
                                      from prior to 1991 to 1992. Executive Vice
                                      President  and Chief  Financial Officer of
                                      KMS from March to November 1993.

------------------------
* As of March 29, 1996

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

       PROPERTY                LOCATION        ACRES    PRESENT OR PLANNED USE
-----------------------  --------------------  -----  --------------------------
Newport Beach*           Newport Beach, CA      --    Headquarters
Bolsa Chica              Huntington Beach, CA  1,200  Oceanfront residential
                                                       community
Rancho San Pasqual       Escondido, CA           850  Golf/residential community
Fairbanks Highlands      San Diego, CA           390  Residential community
Aliso Viejo**            Aliso Viejo, CA         230  Residential community
Michigan Land            Upper Peninsula, MI   3,900  Resort/residential lots
Ontario                  Ontario, CA              11  Commercial/industrial land
Signal Hill              Signal Hill, CA           3  Commercial/industrial land

------------------------
 * Leased
** Minority interest in partnership

ITEM 3.  LEGAL PROCEEDINGS

    On January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors approval of the Bolsa Chica project were filed in Orange County Superior Court (the "Court"). Although the lawsuits differed in the particular issues they raised, generally they each alleged, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. One lawsuit, which was brought by the school districts, has been substantially settled with an agreement regarding school fees to be paid to the plaintiff districts. In the other "environmental lawsuit", the plaintiffs did not seek monetary damages, but instead asked the Court to set aside the approval of the Bolsa Chica project. In February 1996, the Court ruled on the "environmental lawsuit", rejecting all but one of the arguments, and requiring an additional 45-day public review and comment period regarding the tidal inlet portion of the wetlands restoration plan. The Court's decision is not expected to further delay final approvals by the Orange County Board of Supervisors and the California Coastal Commission beyond the time period discussed above under "Principal Properties -- Bolsa Chica".

    On March 6, 1996 and March 11, 1996 lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project. The Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however there can be no assurance in this regard or that these suits will not result in delays.

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

                                                                    HIGH    LOW
                                                                    -----  -----
1995
First Quarter.....................................................  $.500  $.344
Second Quarter....................................................   .469   .313
Third Quarter.....................................................   .594   .344
Fourth Quarter....................................................   .469   .250
1994
First Quarter.....................................................  $.531  $.250
Second Quarter....................................................   .406   .125
Third Quarter.....................................................   .344   .188
Fourth Quarter....................................................   .625   .281

    The number of holders of record of the Company's Class A Common Stock as of March 1, 1996 was approximately 26,000. The Company has not paid any cash dividends on its Class A Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Class A Common Stock. Such dividend policy is and will continue to be subject to prohibitions on the declaration or payment of dividends contained in debt agreements of the Company. See Note 6 "Debt" in Notes to Financial Statements on pages F-16 to F-17 of this Annual Report, which Note is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The Board of Directors of the Company consists of Donald M. Koll (Chairman), Ray Wirta, Harold A. Ellis, Jr., Paul C. Hegness, J. Thomas Talbot, Kathryn G. Thompson, and Marco F. Vitulli. Under the Restated Certificate of Incorporation and the Amended By Laws of the Company, the seven members of the Board of Directors are divided into three classes with each class having a term of three years.

    Information about the directors is set forth below:

          NAME             AGE*                BUSINESS EXPERIENCE
-------------------------  ----  -----------------------------------------------
Donald M. Koll              63   See "Executive Officers of the Company" in Item
                                 1  of  this  Annual  Report.  Mr.  Koll's  term
                                 expires in 1996.
Ray Wirta                   52   See "Executive Officers of the Company" in Item
                                 1 of  this  Annual  Report.  Mr.  Wirta's  term
                                 expires in 1997.
Harold A. Ellis             64   Director  of  the Company  since  August 1993.,
                                 Managing Partner  of  Ellis Partners,  Inc.,  a
                                 real  estate  asset  management  and consulting
                                 firm since 1992.  Chairman and Chief  Executive
                                 Officer of Grubb & Ellis Company, a diversified
                                 real  estate service company from prior to 1991
                                 until 1992. Mr. Ellis's term expires in 1997.
Paul C. Hegness             49   Director  of  the  Company  since  March  1993.
                                 Partner  in  the  law  firm  of  Good, Wildman,
                                 Hegness & Walley  since prior to  1991. Also  a
                                 Director   of   Walter  Foster   Publishing,  a
                                 publisher and  marketer  of  art  instructional
                                 materials. Mr. Hegness's term expires in 1996.
J. Thomas Talbot            60   Director  of  the  Company  since  August 1993.
                                 Owner of The Talbot Company, an investment  and
                                 asset management company since July 1991. Chief
                                 Executive  Officer  of  HAL,  Inc.,  the parent
                                 company of Hawaiian Airlines from prior to 1991
                                 to July 1991.  Also a Director  of The  Baldwin
                                 Company,   a  developer   of  residential  real
                                 estate; The Hallwood  Group, Inc., a  corporate
                                 rescue   firm;  Showbiz  Pizza  Time,  Inc.,  a
                                 restaurant   chain;   and   Fidelity   National
                                 Financial,  Inc. a title  company. Mr. Talbot's
                                 term expires in 1998.
Kathryn G. Thompson         56   Director of the Company since November of 1994.
                                 Director and Chief Executive Officer of Kathryn
                                 G. Thompson  Holdings Company,  Inc. and  other
                                 direct  and indirect  wholly-owned subsidiaries
                                 of  the   Company  since   November  of   1994.
                                 President of Kathryn G. Thompson Development, a
                                 residential  real  estate  development  company
                                 from prior  to 1991  to 1993.  Chief  Executive
                                 Officer  of  Kathryn  G.  Thompson Construction
                                 Company, a residential real estate construction
                                 company, since 1991 and Chief Executive Officer
                                 of Kathryn G.  Thompson Company, a  residential
                                 real  estate  development  company  since April
                                 1994. Ms. Thompson's term expires in 1998.
Marco F. Vitulli            61   Director  of  the  Company  since  March  1993.
                                 President  of  Vitulli Ventures,  Ltd.,  a real
                                 estate development,  investment management  and
                                 consulting  services  company  since  prior  to
                                 1991. Chairman  of  Elk  River  Enterprises,  a
                                 lumber company, and Director of Pope Resources,
                                 a   land,  timber,   mineral  and  recreational
                                 properties company. Mr  Vitulli's term  expires
                                 in 1998.

------------------------
* As of March 29, 1996

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

COMPLIANCE WITH SECTION 16(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

    Section 16 of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

    Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that there was compliance for the fiscal year ended December 31, 1995 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owner.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid during the previous three fiscal years to the Chief Executive Officer and the Company's other executive officers whose salary and bonus during 1995 exceeded $100,000 (the "Named Executives") for services in all capacities to the Company.

                                                                                                    LONG TERM
                                                                                               COMPENSATION AWARDS
                                                                                    ------------------------------------------
                                                                                                     1993
                                      ANNUAL COMPENSATION               OTHER       RESTRICTED       PLAN            ALL
                             -------------------------------------      ANNUAL         STOCK       OPTIONS          OTHER
         NAME AND                          SALARY        BONUS       COMPENSATION      AWARD        (# OF       COMPENSATION
    PRINCIPAL POSITION                     ($)(1)         ($)            ($)            ($)        SHARES)         ($)(2)
---------------------------             ------------  ------------  --------------  -----------  ------------  ---------------
Donald M. Koll                 1995       325,000          --             --            --            --             --
 Chairman of the Board         1994       325,000          --             --            --            --             --
                               1993       162,500          --             --            --         2,400,000         --
Ray Wirta                      1995       225,000(3)       --             --            --            --             --
 Chief Executive Officer       1994       225,000          --             --            --            --             --
                               1993       110,417          --             --            --         2,000,000         --
Richard Ortwein                1995       359,858          --             --            --            --             --
 President                     1994       274,197        18,500           --            --            --             --
                               1993        52,426        15,603           --            --         2,400,000         --
Raymond J. Pacini              1995       268,000            --(4)        --            --            --             --
 Executive Vice President      1994       268,000       150,000           --            --            --             --
 and Chief Financial           1993       156,500       130,000         22,148(5)       --         1,800,000          5,925
 Officer

--------------------------
(1) Executive officers salaries for 1993 reflect less than a full year as follows: Mr. Koll and Mr. Wirta commenced service with the Company on March 16, 1993; Mr. Ortwein's service commenced October 1, 1993; and Mr. Pacini devoted 50% of his time from March to November 1993 as the Executive Vice President and Chief Financial Officer of Koll Management Services, Inc. ("KMS"). Mr. Koll and Mr. Wirta are also executive officers of The Koll Company and its affiliates and accordingly devote less than all of their working time to the Company's business matters. Includes amounts electively deferred by each Named Executive under the Company's Savings and Profit Sharing Plan and Executive Retirement and Savings Program.

(2) Reflects the Company's contributions to the Company's Savings and Profit Sharing Plan and the savings plan component of the Executive Retirement and Savings Program.

(3) Reduced to $100,000 per year effective April 1, 1996 to reflect a reallocation of responsibilities.

(4) Mr. Pacini voluntarily elected to defer consideration of his 1995 bonus until either the sale of the Bolsa Chica lowlands is completed or new financing is obtained for the development of Bolsa Chica, given the Company's current liquidity situation.

(5)  Reflects  periodic   installment  payments  to   Mr.  Pacini  for   expense
    reimbursements in connection with his relocation to California from New Hampshire in 1990.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION/SAR VALUE

    The following table sets forth information for each Named Executive with regard to the aggregate stock options exercised during the 1995 fiscal year, and stock options held as of December 31, 1995. On December 31, 1995, options exercisable by the Named Executives were for 1,680,000 shares, 1,400,000 shares, 1,680,000 shares and 1,660,000 shares under options granted to Messrs. Koll, Wirta, Ortwein and Pacini, respectively. No stock appreciation rights were exercised by the Named Executives during the 1995 fiscal year, nor did such individuals hold any stock appreciation rights at the end of such fiscal year.

                                                           NUMBER OF SECURITIES        VALUE OF
                                                                UNDERLYING            UNEXERCISED
                                                                UNEXERCISED          IN-THE-MONEY
                        SHARES ACQUIRED        VALUE           OPTIONS/SARS          OPTIONS/SARS
        NAME            ON EXERCISE (#)   REALIZED ($)(1)        AT FY-END         AT FY-END ($)(2)
---------------------  -----------------  ---------------  ---------------------  -------------------
Donald M. Koll                --                --                2,400,000               37,500
Ray Wirta                     --                --                2,000,000               31,250
Richard Ortwein               --                --                2,400,000               31,500
Raymond J. Pacini             --                --                2,200,000               62,480

------------------------
(1) Market value of underlying securities on exercise date, minus the exercise price.

(2) Based upon market value of $.3125 for the Class A Common Stock and $.28125 for the Series A Preferred Stock as of December 31, 1995, less the aggregate exercise price payable for such shares. Includes the value of the 1,680,000 shares, 1,400,000 shares, 1,680,000 shares and 1,660,000 shares subject to currently exercisable options by Messrs. Koll, Wirta, Ortwein and Pacini, respectively.

EXECUTIVE RETIREMENT AND SAVINGS PROGRAM

    The Company maintains two retirement benefit programs: a tax-qualified defined benefit pension plan available generally to all employees (the "Pension Plan") and the Retirement and Savings Program, a non-qualified supplemental benefit plan pursuant to which retirement benefits are provided to executive officers and other eligible key management employees who are designated by the Compensation Committee, which determines the service recognized under the program in calculating a participant's vested interest and retirement income (the "Supplemental Plan" and, together with the Pension Plan the "Retirement Program"). As of December 31, 1993, all benefits under the Pension Plan were frozen, and no further compensation or years of service will be taken into account for additional benefit accrual purposes, under the Pension Plan.

    The following table shows as of the date the Pension Plan was frozen the total estimated annual benefits payable under the Retirement Program in the form of a 50% joint and survivor annuity to hypothetical participants upon retirement at normal retirement age, in the compensation and years-of-service categories indicated in the table.

                        ESTIMATED ANNUAL BENEFITS
ANNUALIZED   -----------------------------------------------
  AVERAGE     10 YEARS     20 YEARS    30 YEARS    40 YEARS
 EARNINGS    OF SERVICE   OF SERVICE  OF SERVICE  OF SERVICE
-----------  -----------  ----------  ----------  ----------
 $ 100,000    $  15,000   $   30,000  $   45,000  $   60,000
   200,000       30,000       60,000      90,000     120,000
   400,000       60,000      120,000     180,000     240,000

    The years of service recognized under the Retirement Program generally included all service with the Company and its subsidiaries and their predecessors. The only credited years of service to the Named Executives as of the date the Pension Plan was frozen were seven years to Mr. Pacini. Compensation recognized under the Retirement Program generally included a participant's base salary (including any portion deferred) and annual bonus compensation.

COMPENSATION OF DIRECTORS

    The non-employee directors of the Company are entitled to receive cash compensation and compensation pursuant to the plans described below.

CASH COMPENSATION

    Non-employee directors of the Company receive compensation of $30,000 per year, with no additional fees for attendance at Board or committee meetings. Employee directors are not paid any fees or additional compensation for service as members of the Board or any of its committees. All directors are reimbursed for expenses incurred in attending Board and committee meetings. Pursuant to the Deferred Compensation Plan for Non-Employee Directors, a non-employee director may elect, generally prior to the commencement of any calendar year, to have all or any portion of the director's compensation for such calendar year credited to a deferred compensation account. Amounts credited to the director's account will accrue interest based upon the average quoted rate for ten-year U.S. Treasury Notes. Deferred amounts will be paid in a lump sum or in installments commencing on the first business day of the calendar year following the year in which the director ceases to serve on the Board, or of a later calendar year specified by the director.

1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The Company's 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") contains three separate equity incentive programs in which members of the Board may be eligible to participate: (i) a Discretionary Option Grant Program, under which eligible non-employee members of the Board, along with officers, key employees and consultants, may be granted options to purchase shares of the Company's Series A Preferred Stock and Class A Common Stock, (ii) a Director Fee Program, under which each non-employee member of the Board may elect to apply all or any portion of his or her annual retainer fee (currently $30,000) to the acquisition of unvested shares of the Company's Series A Preferred Stock or Class A Common Stock, and (iii) an Automatic Option Grant Program, under which option grants will be made to non-employee members of the Board.

    Options granted under the Discretionary Option Grant Program may be either incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue Code or non-statutory options not intended to satisfy such requirements. All grants under the Automatic Option Grant Program will be non-statutory options.

    No individual participating in the 1993 Plan may be granted stock options or separately exercisable stock appreciation rights for more than 5,000,000 shares of Class A Common Stock and Series A Preferred Stock in the aggregate over the term of the 1993 Plan.

  PLAN ADMINISTRATION

    The Discretionary Option Grant Program is administered by the Compensation Committee of the Board, which is comprised of two or more non-employee Board members appointed by the Board. The Compensation Committee, as "Plan Administrator," has complete discretion (subject to the express provisions of the 1993 Plan) to authorize stock option grants. All grants under the Automatic Option Grant and Director Fee Programs are made in strict compliance with the express provisions of those programs, and no administrative discretion is exercised by the Plan Administrator with respect to the grants or stock issuances made under those programs.

  DISCRETIONARY OPTION GRANT PROGRAM

    The principal features of the Discretionary Option Grant Program may be summarized as follows:

    The exercise price per share of the Series A Preferred Stock or Class A Common Stock subject to a stock option will not be less than 100% of the fair market value per share of that security on the grant date. No option will have a maximum term in excess of ten years measured from the grant date. The Plan Administrator has complete discretion to grant options (i) which are immediately exercisable for vested shares, (ii) which are immediately exercisable for unvested shares subject to the Company's repurchase rights or (iii) which become exercisable in installments for vested shares over the optionee's period of service. Non-employee members of the Board who serve as Plan Administrator are not eligible to participate in the Discretionary Option Grant Program.

    The exercise price may be paid in cash or in shares of the Company's Series A Preferred Stock or Class A Common Stock valued at fair market value on the exercise date. The option may also be exercised for vested shares through a same-day sale program pursuant to which the purchased shares are to be sold immediately and a portion of the sale proceeds applied to the payment of the exercise price for those shares on the settlement date.

    Any option held by the optionee at the time of cessation of service will normally not remain exercisable beyond the limited period designated by the Plan Administrator (not to exceed 36 months) at the time of the option grant. During that period, the option will generally be exercisable only for the number of shares in which the optionee is vested at the time of cessation of service. For purposes of the 1993 Plan, an individual will be deemed to continue in service for so long as that person performs services on a periodic basis for the Company or any parent or subsidiary corporations, whether as an employee, a non-employee member of the Board or an independent consultant or advisor.

    The Plan Administrator has complete discretion to extend the period following the optionee's cessation of service during which his or her outstanding options may be exercised and/or to accelerate the exercisability of such options in whole or in part. Such discretion may be exercised at any time while the options remain outstanding, whether before or after the optionee's actual cessation of service.

    Any unvested shares of the Company's Series A Preferred Stock and Class A Common Stock are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in those shares. The Plan Administrator has complete discretion in establishing the vesting schedule for any such unvested shares and has full authority to cancel the Company's outstanding repurchase rights with respect to those shares in whole or in part at any time.

    The optionee is not to have any stockholder rights with respect to the option shares until the option is exercised and the exercise price is paid for the purchased shares. Options are not assignable or transferable other than by will or by the laws of inheritance following the optionee's death, and the option may, during the optionee's lifetime, be exercised only by the optionee.

    The Plan Administrator may grant options with stock appreciation rights. Stock appreciation rights provide the holders with the right to surrender their options for an appreciation distribution from the Company equal in amount to the excess of (i) the fair market value of the vested shares of the Company's Series A Preferred Stock or Class A Common Stock subject to the surrendered option over
(ii) the aggregate exercise price payable for such vested shares. Such appreciation distribution may, in the discretion of the Plan Administrator, be made in cash or in shares of the Company's Series A Preferred Stock or Class A Common Stock.

  DIRECTOR FEE PROGRAM

    Under the Director Fee Program, each individual serving as a non-employee Board member is eligible to elect to apply all or any portion of the annual retainer fee otherwise payable in cash to such individual (currently $30,000) to the acquisition of unvested shares of Series A Preferred Stock and/or Class A Common Stock. The non-employee Board member must make the stock election prior to the start of the calendar year for which the election is to be in effect. On the first trading day in January of the calendar year for which the election is in effect, the portion of the retainer fee subject to such election will be applied to the acquisition of the selected shares of Series A Preferred Stock and/or Class A Common Stock by dividing the elected dollar amount by the closing selling price per share of Series A Preferred Stock or Class A Common Stock (as the case may be) on that trading day. The issued shares will be held in escrow by the Company until the individual vests in those shares. The non-employee Board member will have full stockholder rights, including voting and dividend rights, with respect to all issued shares held in escrow on his or her behalf.

    Upon completion of each calendar quarter of Board service during the year for which the election is in effect, the non-employee Board member will vest in one-fourth of the issued shares, and the stock certificate for those shares will be released from escrow. Immediate vesting in all the issued shares will occur in the event the individual dies or becomes disabled during his or her period of Board service or certain changes in control or ownership of the Company are effected during such period. Should the Board member cease service prior to vesting in one or more quarterly installments of the issued shares, then those installments will be forfeited, and the individual will not be entitled to any cash payment from the Company with respect to the forfeited shares.

    In 1995 no shares were received in lieu of the cash retainer fee.

  AUTOMATIC OPTION GRANT PROGRAM

    Under the Automatic Option Grant Program, each individual who was serving as a non-employee Board member on November 29, 1993 (the "Effective Date") was automatically granted a non-statutory option to purchase 125,000 shares of Series A Preferred Stock and a non-statutory option to purchase 125,000 shares of Class A Common Stock. In addition, each individual who first becomes a non-employee Board member on or after the Effective Date, whether through election by the Company's stockholders or appointment by the Board, will be automatically granted at the time of such election or appointment a non-statutory option to purchase 125,000 shares of Series A Preferred Stock and a non-statutory option to purchase 125,000 shares of Class A Common Stock. However, no non-employee Board member who has previously been in the employ of the Company or any parent or subsidiary corporation will be eligible to receive these automatic stock option grants.

    Each option granted under the Automatic Option Grant Program is subject to the following terms and conditions:

        (1) The exercise price per share of the Series A Preferred Stock or Class A Common Stock subject to an automatic option grant will be equal to 100% of the fair market value per share of that security on the automatic option grant date.

        (2) Each option will have a maximum term of ten years measured from the grant date.

        (3) Each option will be immediately exercisable for all the option shares, but any purchased shares will be subject to repurchase by the Company at the exercise price paid per share. Each option will vest, and the Company's repurchase right will lapse as to (i) 40% of the option shares upon the optionee's completion of one year of Board service measured from the automatic grant date, and (ii) the remaining option shares in two equal and successive annual installments over the optionee's period of continued Board service, with the first such installment to vest two years after the automatic option grant date.

        (4) The option will remain exercisable for a six-month period following the optionee's cessation of Board service for any reason other than death or permanent disability. Should the optionee die while holding an automatic option grant, then such option will remain exercisable for a twelve-month period following the optionee's death and may be exercised by the personal representative of the optionee's estate or the person to whom the grant is transferred by the optionee's will or the laws of inheritance. In no event, however, may the option be exercised after the expiration date of the option term. During the applicable exercise period, the option may not be exercised for more than the number of shares (if any) in which the optionee is vested at the time of cessation of Board service.

        (5) Should the optionee die or become permanently disabled while serving as a Board member, then the shares of the Company's Series A Preferred Stock and Class A Common Stock subject to any automatic option grant held by that optionee will immediately vest in full, and those vested shares may be purchased at any time within the twelve-month period following the date of the optionee's cessation of Board service.

        (6) The shares subject to each automatic option grant will vest in full upon the occurrence of certain changes in control or ownership of the Company, as explained in more detail below in the subsection entitled Option/Vesting Acceleration.

        (7) Upon the successful completion of a hostile tender offer for securities possessing more than 50% of the combined voting power of the Company's outstanding securities, each automatic option grant which has been outstanding for at least six months may be surrendered to the Company for a cash distribution per surrendered option share in an amount equal to the excess of (i) the highest price per share of the Company's Series A Preferred Stock or Class A Common Stock paid in such tender offer over (ii) the exercise price payable for such share.

        (8) The remaining terms and conditions of the option will in general conform to the terms described above for option grants made under the Discretionary Option Grant Program and will be incorporated into the option agreement evidencing the automatic option grant.

  FINANCIAL ASSISTANCE

    The Plan Administrator may institute a loan program in order to assist one or more optionees in financing their exercise of outstanding options under the Discretionary Option Grant Program. The form in which such assistance is to be made available (including loans or installment payments) and the terms upon which such assistance is to be provided will be determined by the Plan Administrator. However, the maximum amount of financing provided any individual may not exceed the amount of cash consideration payable for the issued shares plus all applicable Federal, state and local income and employment taxes incurred in connection with the acquisition of the shares. Any such financing may be subject to forgiveness in whole or in part, at the discretion of the Plan Administrator, over the individual's period of service.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee, and its members are named below. No member of the Compensation Committee was at any time during the 1995 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Good, Wildman, Hegness & Walley, a law firm with which Mr. Hegness is a senior partner, provides legal services to the Company.

    THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE AND STOCK PRICE PERFORMANCE COMPARISON GRAPH SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL AND SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT
INCORPORATING BY REFERENCE THIS PROXY STATEMENT INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

REPORT OF THE COMPENSATION COMMITTEE

    The overall objectives of the Company compensation program are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company's business strategy, to maximize the link between executive and stockholder interests through an equity based plan and to recognize individual contributions as well as overall business results.

    The key elements of the Company's executive compensation program consist of fixed compensation in the form of base salary, and variable compensation in the forms of annual incentive compensation and stock options. An executive officer's annual base salary represents the fixed component of his total compensation; however, variable compensation is intended to comprise a substantial portion of an executive's total annual compensation. The Compensation Committee also takes into account the fact that executives may also provide services to, and receive compensation from, other entities. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the
Company to the individual, including any pension benefits, supplemental retirement benefits, insurance and other benefits, as well as the programs described below.

    BASE SALARIES. Base salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent including, where appropriate, a comparison to base salaries for comparable positions at other companies, and to historical levels of salary paid by the Company and its predecessors. Current base salaries for the Company's executive officers are at or below the 75th percentile of the compensation data surveyed during the first quarter of 1994. Since then, the only executive officer salary increase granted was to Mr. Ortwein in order to bring his salary closer to comparable levels.

    Salary adjustments are based on a periodic evaluation of the performance of the Company and of each executive officer, and also take into account new responsibilities as well as changes in the competitive market place. The Compensation Committee, where appropriate, also considers non-financial performance measures.

    ANNUAL INCENTIVE COMPENSATION AWARDS. The variable compensation payable annually to executive officers is intended to consist principally of annual incentive compensation awards, based on various factors, including both corporate and individual performance, established by the Compensation Committee each fiscal year. While Mr. Ortwein and Mr. Pacini's bonus awards are generally based on their achievement of specific objectives during the year, and a significant number of these objectives were achieved in 1995, Mr. Pacini volunteered to defer consideration of his 1995 incentive compensation award until either the sale of the Bolsa Chica lowlands is completed or new financing is obtained for the development of Bolsa Chica, given the Company's current liquidity situation.

    OTHER INCENTIVE COMPENSATION. Participation of executives in equity- based compensation programs is reviewed annually, and awards under such programs, primarily in the form of stock option grants under the Company's 1993 Stock Option/Stock Issuance Plan, are made periodically to the executives. Each option grant is designed to align the interests of the executive with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the executive's tenure, level of responsibility and relative position in the Company. The Compensation Committee has established certain general guidelines in making option grants to the executive officers in an attempt to target a fixed number of option shares based upon the individual's position with the Company and his existing holdings of unvested options. However, the Company does not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as it feels the circumstances warrant. Each grant allows the officer to acquire shares of the Company's stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). The option vests in periodic installments over a three-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he remains in the Company's employ and the market price of the Company's Class A Common Stock and Series A Preferred Stock appreciates over the option term.

    Option grants made during 1993 under the 1993 Stock Option/Stock Issuance Plan reflected the decision of the Compensation Committee to have a significant portion of the overall compensation payable to these executive officers tied directly to the creation of stockholder value in the form of appreciation in the market price of the Company's outstanding stock. No additional option grants were made in 1995. The total compensation package of the Company's executive officers has been structured to be less in the form of guaranteed levels of base salary and to be more dependent upon the market price of the Company's outstanding securities.

    CEO COMPENSATION. The base salary established for the Company's Chief Executive Officer, Mr. Wirta, reflects the Committee's policy to maintain a relative level of stability and certainty with respect to Mr. Wirta's base salary from year to year, and there was no intent to have this particular component of compensation affected to any significant degree by the Company's performance factors. In setting Mr. Wirta's base salary, the Committee sought to accomplish three objectives: provide a level of base salary competitive to that paid to other chief executive officers in the industry (recognizing that Mr. Wirta is an executive officer of affiliate companies and accordingly devotes less than all of his working time to the Company's business matters), maintain internal comparability and have his base salary play a less central role in his overall compensation package by reason of the option grants made to him in lieu of a more substantial increase in his level of base salary. Mr. Wirta's current base salary is below the average of the surveyed compensation data for similarly situated chief executive officers in the industry.

    TAX LIMITATION. The cash compensation to be paid to each of the Company's executive officers for the 1995 fiscal year is not expected to exceed the $1,000,000 limit on the tax deductibility of such compensation imposed under federal tax legislation enacted in 1993. In addition, the Company's 1993 Plan imposes a limit on the maximum number of shares of the Company's common and preferred stock for which any one participant may be granted stock options over the remaining term of the plan. Any compensation deemed paid to an executive officer upon the exercise of an outstanding option under the 1993 Plan will qualify as performance-based compensation which will not be subject to the $1,000,000 limitation. No other changes to the Company's executive compensation programs will be made as a result of the new limitation until final Treasury Regulations are issued with respect to such limitation.

                                          The Compensation Committee
                                          of the Board of Directors:

                                          J. Thomas Talbot, Chairman
                                          Harold A. Ellis, Jr.
                                          Paul C. Hegness
                                          Marco F. Vitulli

STOCK PRICE PERFORMANCE COMPARISON

    The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 1990 in each of (i) the Company's Class A Common Stock, (ii) the Media General Composite Market Value Index ("Media General Index"), and (iii) the Wilshire Real Estate Securities Index of Real Estate Operating Companies ("Real Estate Index") which consists of 12 real estate operating and development companies.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
             THE COMPANY, REAL ESTATE INDEX AND MEDIA GENERAL INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

            THE COMPANY    REAL ESTATE INDEX  MEDIA GENERAL INDEX
12/31/90         $ 100.00           $ 100.00              $ 100.00
12/31/91          $ 34.38           $ 113.25              $ 129.09
12/31/92          $ 12.50           $ 102.62              $ 134.25
12/31/93          $ 21.88           $ 122.50              $ 154.11
12/31/94          $ 23.44           $ 115.69              $ 152.83
12/31/95          $ 15.63           $ 141.95              $ 198.15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 1, 1996, the name and address of each person believed to be a beneficial owner of more than 5% of the Class A Common Stock, the number of shares beneficially owned and the percentage so owned. Except as set forth below, management knows of no person who, as of March 1, 1996, owned beneficially more than 5% of the Company's outstanding Class A Common Stock.

                                     NAME AND ADDRESS OF            AMOUNT AND NATURE OF    PERCENT OF
      TITLE OF CLASS                   BENEFICIAL OWNER             BENEFICIAL OWNERSHIP     CLASS (1)
---------------------------  ------------------------------------  ----------------------  -------------
Class A Common Stock         Bridge Partners, L.P.                   17,518,200 shares(2)        29.5(2)
                             115 East Putnam Avenue
                             Greenwich, CT 06830
Class A Common Stock         Wheelabrator Technologies Inc.           5,097,207 shares(3)        10.0(3)
                             Liberty Lane
                             Hampton, NH 03842

------------------------
(1) These percentages are calculated assuming the conversion of all securities convertible within 60 days into the Company's Class A Common Stock which are held by the individual beneficial owner of more than 5% listed in the table above, but not those held by others.

(2) According  to  Schedule 13D  dated  July 14,  1995  filed jointly  with  the
    Securities  and  Exchange  Commission  (the "SEC")  by  Mr.  John  W. Gildea
    ("Gildea"), Carson Street Partners, Inc. ("Carson"), and Bridge Partners, L.P. ("Bridge"). Carson is the sole general partner of Bridge and has the power to vote and dispose of shares. Gildea is the Chairman of the Board of Directors, Chief Executive Officer, President and controlling stockholder of Carson. As a result, Gildea and Carson may be deemed to be the indirect beneficial owners of the shares held by Bridge, a partnership whose general partner is controlled by Gildea. Gildea disclosed that through Bridge and Carson, as of that date, he was the beneficial owner of 17,518,200 shares of the Company's Class A Common Stock, as to which he had sole voting and dispositive power. This number includes 11,878,800 shares of Series A Convertible Redeemable Preferred Stock which shares are generally nonvoting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

(3) According to the Company's records, including shares held by wholly-owned subsidiaries. This number includes 3,339,198 shares of Series A Convertible Redeemable Preferred Stock which shares are generally nonvoting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

    Information about the beneficial ownership of the Class A Common Stock as of March 29, 1996 by each nominee, director, executive officer named in the Summary Compensation Table below, and all directors and executive officers of the Company as a group is set forth below:

                                                                     SHARES OF
                                                                      CLASS A        PERCENT OF
NAME OF BENEFICIAL OWNER                                         COMMON STOCK (1)     CLASS (2)
---------------------------------------------------------------  -----------------  -------------
Donald M. Koll (3).............................................        2,076,701            4.2
Ray Wirta (4)..................................................        1,707,340            3.5
Harold A. Ellis, Jr. (5).......................................          293,263          *
Paul C. Hegness (5)............................................          360,571          *
J. Thomas Talbot (5)...........................................          252,000          *
Kathryn G. Thompson (6)........................................        1,200,000            2.5
Marco F. Vitulli (5)...........................................          371,000          *
Richard Ortwein (3)............................................        2,080,000            4.2
Raymond J. Pacini (7)..........................................        1,863,434            3.8
Directors and Executive Officers as a group
 (9 persons including the above named).........................       10,204,309           18.1

------------------------
(1) Except as otherwise indicated in the notes below, the persons indicated have sole voting and investment power with respect to shares listed. In addition to the specific shares indicated in the following footnotes, this column includes shares held directly and shares subject to stock options which are currently exercisable or become exercisable within sixty days after March 1, 1996.

(2) These percentages are calculated assuming the conversion of all securities convertible within 60 days into the Company's Class A Common Stock, which are held by the executive officer or director listed above but not those held by others. Asterisks indicate beneficial ownership of 1% or less of the class.

(3) Includes options to purchase 1,020,000 shares each of Class A Common Stock and Series A Convertible Preferred Stock granted pursuant to the Company's 1993 Stock Option/Stock Issuance Plan and which options are subject to certain restrictions on vesting and disposition.

(4) Includes options to purchase 850,000 shares each of Class A Common Stock and Series A Convertible Preferred Stock granted pursuant to the Company's 1993 Stock Option/Stock Issuance Plan and which options are subject to certain restrictions on vesting and disposition.

(5) Includes 2,000 shares of Class A Common Stock granted pursuant to the Company's Restricted Stock Plan for Non-Employee Directors, and options to purchase 125,000 shares each of Class A Common Stock and Series A Convertible Preferred Stock granted pursuant to the Company's Automatic Option Grant Program which shares and options are subject to certain restrictions on vesting and disposition.

(6) In November 1994, the Company completed a transaction through which it acquired the residential development and construction operations of Kathryn
    G. Thompson Company ("KGTC") and Kathryn G. Thompson Construction Company through two newly created wholly-owned subsidiaries of the Company for consideration to Ms. Thompson which included 1,000,000 shares of the Company's Class A Common Stock and warrants for an additional 1,000,000 shares at a per share exercise price of $.25, exercisable for a ten year period and subject to vesting in equal installments over a five year period. Ms. Thompson has pledged to the Company all of these shares, the warrants and the shares underlying the warrants, as security for any liabilities which may arise from certain discontinued KGTC insurance coverage. See Note 10 to the Financial Statements.

(7) Includes options to purchase 920,000 shares each of Class A Common Stock and Series A Convertible Preferred Stock granted pursuant to the Company's 1993 Stock Option/Stock Issuance Plan which options are subject to certain restrictions on vesting and disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this item appears in Note 10 to the Financial Statements included in this Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                            PAGE
                                                                            ----
Selected Financial Data...................................................   F-1
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................   F-3
Independent Auditors' Report..............................................   F-7
Balance Sheets as of December 31, 1994 and 1995...........................   F-8
Statements of Operations for the Years Ended December 31, 1993, 1994 and
 1995.....................................................................   F-9
Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and
 1995.....................................................................  F-10
Statements of Changes in Stockholders' Equity for the Three Years Ended
 December 31, 1995........................................................  F-11
Notes to Financial Statements.............................................  F-12

    (2) Financial Statement Schedules:

    All schedules have been omitted since they are not applicable, not required, or the information is included in the financial statements or notes thereto.

    (3) Listing of Exhibits:

   3.01   Restated Certificate of Incorporation of the Registrant, incorporated by  reference to  Exhibit 3.01 to  the Registrant's  Annual Report on
          Form 10-K for 1992.
   3.02   Amended By-Laws  of  the  Registrant, incorporated  by  reference  to
          Exhibit 3.02 to the Registrant's Annual Report on Form 10-K for 1992.
   4.01   Restated  Certificate of  Incorporation of  the Registrant  (filed as
          Exhibit 3.01).
   4.02   Amended By-Laws of the Registrant (filed as Exhibit 3.02).
   4.03   Indenture dated  as of  July  15, 1992  for 12%  Senior  Subordinated
          Pay-In-Kind  Debentures  Due  March  15,  2002  ("Senior Subordinated
          Debentures"), issued  by the  Registrant in  the aggregate  principal amount  of $127,550,000, incorporated by reference to Exhibit 4.08 to the Registrant's Annual Report on Form 10-K for 1992.
   4.04   Indenture dated as of July 15, 1992 for 12% Subordinated  Pay-In-Kind
          Debentures Due March 15, 2002, ("Subordinated Debentures"), issued by the  Registrant  in the  aggregate  principal amount  of $75,688,000, incorporated by reference to Exhibit 4.09 to the Registrant's  Annual
          Report on Form 10-K for 1992.
   4.05   Form of Senior Subordinated Debentures (included in Exhibit 4.03).
   4.06   Form of Subordinated Debentures (included in Exhibit 4.04).
   4.07   Letter of Credit and Reimbursement Agreement dated as of December 20,
          1994  between  the Registrant  and  Nomura Asset  Capital Corporation
          ("Nomura"),  incorporated  by  reference  to  Exhibit  4.07  to   the
          Registrant's Annual Report on Form 10K for 1994.
   4.07A  Amendment to Letter of Credit and Reimbursement Agreement dated as of
          September 12, 1995 between the Registrant and Nomura, incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995.
   4.08   Construction Loan Agreement dated as of December 20, 1994 between the
          Registrant  and Nomura, incorporated by  reference to Exhibit 4.08 to the Registrant's Annual Report on Form 10K for 1994.

   4.08A  Amendment to Construction  Loan Agreement dated  as of September  12,
          1995  between Registrant, Signal Landmark and Nomura, incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995.
   4.09   Construction Loan Agreement  dated as  of December  29, 1994  between
          Great Island Trust Partnership and The First National Bank of Boston,
          incorporated  by reference to Exhibit 4.09 to the Registrant's Annual
          Report on Form 10K for 1994.
   4.09A  Second Amendment to Construction Loan Agreement dated as of April 28,
          1995 between Great  Island Trust Partnership  and The First  National
          Bank  of  Boston, incorporated  by reference  to  Exhibit 4.1  to the
          Registrant's Quarterly Report on Form 10Q for the quarter ended  June
          30, 1995.
   4.10   Unconditional  Guaranty  of  Payment  and  Performance  dated  as  of
          December 29, 1994 between the Registrant and the First National  Bank
          of   Boston,  incorporated  by  reference  to  Exhibit  4.10  to  the
          Registrant's Annual Report on Form 10K for 1994.
  10.01   Tax Sharing  Agreement dated  as of  December 18,  1989, between  the
          Registrant  and The Henley Group, Inc. ("Henley Group"), incorporated by reference to Exhibit  10.03 to the  Registrant's Annual Report  on
          Form 10-K for 1989.
  10.02   Tax  Sharing  Agreement  dated  as  of  December  15,  1988,  between
          Wheelabrator Technologies,  Inc.  (formerly The  Wheelabrator  Group,
          Inc.)  ("WTI")  and  the Registrant  ("WTI  Tax  Sharing Agreement"),
          incorporated by reference to Exhibit 10.02 to Amendment No. 3 on Form
          8 to the Registrant's Registration Statement on Form 10.
  10.02A  Amendment No. 1 to WTI Tax Sharing Agreement dated February 14, 1994, incorporated by  reference  to  Exhibit 10.02A  to  the  Registrant's
          Annual Report on Form 10-K for 1993.
  10.03   1993  Stock Option/Stock Issuance Plan,  incorporated by reference to
          Exhibit 10.03A to  the Registrant's  Annual Report on  Form 10-K  for
          1993.
  10.04   Deferred   Compensation  Plan  for   Non-Employee  Directors  of  the
          Registrant,  incorporated  by  reference  to  Exhibit  10.14  to  the
          Registrant's Registration Statement on Form 10.
  10.05   Retirement   Plan  for  Non-Employee  Directors  of  the  Registrant,
          incorporated by  reference  to  Exhibit  10.15  to  the  Registrant's
          Registration Statement on Form 10.
  10.06   Retirement  Plan  of  the Registrant,  incorporated  by  reference to
          Exhibit 10.16  to Amendment  No.  3 on  Form  8 to  the  Registrant's
          Registration Statement on Form 10.
  10.06A  Amendment  to  Retirement Plan  of the  Registrant dated  December 8,
          1993, incorporated by reference to Exhibit 10.07A to the Registrant's
          Annual Report on Form 10-K for 1993.
  10.07   The Koll Company 401(k) Plus Plan  and Trust Agreement dated July  1,
          1989 under which the Registrant elected to participate as an employer effective as of October 1, 1993, incorporated by reference to Exhibit
          10.08 to the Registrant's Annual Report on Form 10-K for 1993.
  10.08   Restated  Environmental Matters Agreement dated  as of July 28, 1989, among a predecessor to  the Registrant, Allied-Signal, New  Hampshire
          Oak,   Fisher  Scientific   Group  Inc.  ("Fisher   Group")  and  the
          Registrant,  incorporated  by  reference  to  Exhibit  10(b)  to  the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June
          30, 1989 as amended by the Assignment, Assumption and Indemnification
          Agreement dated as of December 21, 1989, among the Registrant, Henley
          Group,  New  Hampshire  Oak,  Fisher  Group,  WTI  and Allied-Signal,
          incorporated by reference to Exhibit 10.21 to the Registrant's Annual
          Report on Form 10-K for 1989.

  10.09   Environmental Expenditures Agreement dated as of July 28, 1989, among the Registrant, WTI, New Hampshire Oak and Fisher Group, incorporated by reference to Exhibit 10(b) to the Registrant's quarterly report on
          Form 10-Q  for  the  quarter  ended  June  30,  1989  as  amended  by
          Assignment  and  Assumption Agreement  dated as  of January  1, 1990, among the Registrant, Henley Group, New Hampshire Oak, Fisher  Group,
          WTI  and Henley Holdings, Inc.,  incorporated by reference to Exhibit
          10.22 to the Registrant's Annual Report on Form 10-K for 1989.
  10.10   Transition  Agreement  dated  as   of  July  16,  1992   ("Transition
          Agreement"),  among  the  Registrant,  Henley  Group  and  Abex Inc., incorporated by reference to Exhibit 10.14 to the Registrant's Annual
          Report on Form 10-K for 1992.
  10.10A  Amendment to Transition Agreement  dated April 1, 1993,  incorporated by  reference to Exhibit 10.12A to  the Registrant's Annual Report on
          Form 10-K for 1993.
  10.11   Tax Sharing Agreement dated as of June 10, 1992, between Henley Group and Abex  Inc., incorporated  by reference  to Exhibit  10.15 to  the
          Registrant's Annual Report on Form 10-K for 1992.
  10.12   Conditional Guarantee dated as of July 9, 1992, among the Registrant,
          Abex  Inc., Henley Group and Allied-Signal, incorporated by reference to Exhibit 10.16 to the Registrant's  Annual Report on Form 10-K  for
          1992.
  10.13   Reimbursement  Agreement  dated  as  of  July  16,  1992,  among  the
          Registrant, Henley Group and Abex Inc., incorporated by reference  to
          Exhibit  10.17 to  the Registrant's  Annual Report  on Form  10-K for
          1992.
  10.14   Pension Agreement dated as  of July 16,  1992, among the  Registrant,
          Henley  Group  and Abex  Inc., incorporated  by reference  to Exhibit
          10.18 to the Registrant's Annual Report on Form 10-K for 1992.
  10.15   Asset Purchase Agreement  ("Asset Agreement") dated  as of  September
          30, 1993 between the Registrant and The Koll Company, incorporated by reference  to Exhibit  10.2 to  the Registrant's  Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1993.
  10.15A  Amendment No. 1 to the Asset Agreement dated as of December 29, 1993, incorporated by  reference  to  Exhibit 10.18A  to  the  Registrant's
          Annual Report on Form 10-K for 1993.
  10.16   Stock  Purchase Agreement ("Stock Agreement") dated December 17, 1993 between the Registrant, certain of its subsidiaries and Libra  Invest
          &  Trade Ltd. ("Libra") incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for 1993.
  10.16A  Amendment No. 1 to the Stock Agreement dated as of February 15, 1994, incorporated by  reference  to  Exhibit 10.19A  to  the  Registrant's
          Annual Report on Form 10-K for 1993.
  10.17   Exchange  Agreement dated  December 17, 1993,  between the Registrant and  Libra,  incorporated  by  reference  to  Exhibit  10.20  to  the
          Registrant's Annual Report on Form 10-K for 1993.
  10.18   Financing and Accounting Services Agreement dated as of September 30,
          1993  between the  Registrant and  The Koll  Company, incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on  Form
          10-K for 1993.
  10.19   Management Information Systems and Human Resources Services Agreement
          dated  as  of  September 30,  1993  between the  Registrant  and Koll
          Management Services, Inc., incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for 1993.
  10.20   License Agreement dated  September 30, 1993  between the  Registrant,
          The Koll Company and Mr. Donald M. Koll, incorporated by reference to
          Exhibit  10.3 to Registrant's  Quarterly Report on  Form 10-Q for the
          quarter ended September 30, 1993.

  10.21   Sublease Agreement dated  September 30, 1993  between the  Registrant and  the Koll Company, incorporated by  reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for 1993.
  10.22   Netting Agreement dated as of October 1, 1993 between a subsidiary of the Registrant and an executive  officer of the Registrant,  together
          with   a  schedule  identifying   five  (5)  substantially  identical
          documents not filed therewith,  incorporated by reference to  Exhibit
          10.1  to Registrant's Quarterly  Report on Form  10-Q for the quarter ended June 30, 1994.
  10.23   Agreement of Limited Partnership dated as of October 1, 1993  between a  subsidiary  of  the Registrant  and  an executive  officer  of the
          Registrant,  together   with   a  schedule   identifying   five   (5)
          substantially  identical documents not  filed therewith, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1994.
  10.24   Agreement Respecting Vesting of  Rights dated as  of October 1,  1993 between  a subsidiary of  the Registrant and  an executive officer of the  Registrant,  together  with  a  schedule  identifying  five  (5)
          substantially  identical documents not  filed therewith, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1994.
  10.25   Second Amended  and Restated  Asset Purchase  Agreement dated  as  of
          October  28,  1994  between  the  Company  and  Kathryn  G.  Thompson
          Construction Company  and affiliates,  incorporated by  reference  to
          Exhibit  10.1 to Registrant's  Quarterly Report on  Form 10-Q for the
          quarter ended September 30, 1994.
  10.26   Promissory Note Agreement dated as  of December 16, 1994 between  the
          Registrant  and AV Partnership, incorporated  by reference to Exhibit
          10.27 to the Registrant's Annual Report on Form 10K for 1994.
  10.27   Promissory Note Agreement dated April 29, 1995 between the Registrant and AV  Partnership, incorporated  by reference  to Exhibit  10.1  to
          Registrant's  Quarterly  Report on  Form 10-Q  for the  quarter ended
          March 31, 1995.
  21.01   Subsidiaries of the Registrant.*
  27.01   Financial Data Schedule.*

------------------------
* Filed herewith.

    (b) Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1996            KOLL REAL ESTATE GROUP, INC.

                                By:             /s/ RAYMOND J. PACINI
                                      -----------------------------------------
                                                  Raymond J. Pacini
                                            EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

        /S/ DONALD M. KOLL
-----------------------------------  Chairman of the Board       March 29, 1996
         (Donald M. Koll)

                                     Vice Chairman of the
           /S/ RAY WIRTA              Board and Chief
-----------------------------------   Executive Officer          March 29, 1996
            (Ray Wirta)               (Principal Executive
                                      Officer)

                                     Executive Vice President
       /s/ RAYMOND J. PACINI          and Chief Financial
-----------------------------------   Officer (Principal         March 29, 1996
        (Raymond J. Pacini)           Financial Officer)

     /s/ HAROLD A. ELLIS, JR.
-----------------------------------  Director                    March 29, 1996
      (Harold A. Ellis, Jr.)

        /s/ PAUL C. HEGNESS
-----------------------------------  Director                    March 29, 1996
         (Paul C. Hegness)

       /s/ J. THOMAS TALBOT
-----------------------------------  Director                    March 29, 1996
        (J. Thomas Talbot)

      /s/ KATHRYN G. THOMPSON
-----------------------------------  Director                    March 29, 1996
       (Kathryn G. Thompson)

       /s/ MARCO F. VITULLI
-----------------------------------  Director                    March 29, 1996
        (Marco F. Vitulli)

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

                                                                                  YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                      1991       1992       1993       1994       1995
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance Sheet Data:
  Cash, cash equivalents and short-term investments (a)...........  $     7.8  $    41.6  $    43.5  $    13.0  $     4.9
  Total assets (a)................................................      472.9      486.1      436.0      414.0      272.4
  Senior bank debt (b)............................................       82.4       65.4        7.0     --           16.6
  Nonrecourse debt (b)............................................       24.9     --         --         --         --
  Subordinated debentures (b).....................................      184.7      165.1      134.9      152.9      173.2
  Total stockholders' equity (c)..................................      101.3      149.6      163.5      145.5       29.6
  Fully diluted shares outstanding at end of year (g).............       20.0       86.4       91.4      102.5      102.4
  Book value per fully diluted share..............................       5.07       1.73       1.79       1.42        .29
Statement of Operations Data:
  Revenues (d),(e)................................................       34.7       28.3       16.7       21.4       34.0
  Income (loss) from continuing operations (e),(f)................     (105.5)     (41.9)     (20.1)     (18.7)    (116.9)
  Net income (loss) (f)...........................................     (106.7)     (38.4)      14.3      (18.0)    (116.9)
Per common share:
  Income (loss) from continuing operations (c),(e),(f)............      (5.27)     (1.44)      (.24)      (.43)     (2.48)
  Net income (loss) (f),(g).......................................      (5.33)     (1.32)       .17       (.41)     (2.48)
Weighted average shares outstanding (g)...........................       20.0       29.0       83.0       43.8       47.1

------------------------
(a) The increase in cash, cash equivalents and short-term investments and total assets at December 31, 1992 is primarily attributable to the July 16, 1992 merger with The Henley Group, Inc. (the "Merger"; Note 1), partially offset by the elimination of hotel assets from the Company's balance sheet in connection with the Long Beach Airport Marriott Hotel (the "Hotel") foreclosure. The decrease in total assets at December 31, 1993 is primarily due to the disposition of the Company's investment in Deltec Panamerica S.A. ("Deltec") and the sale of Lake Superior Land Company ("Lake Superior"; Note
    3). The decrease in total assets and cash, cash equivalents and short-term investments at December 31, 1994 is primarily attributable to the funding of project development costs and general and administrative expenses, as well as funds deposited into a restricted cash account to secure a $25 million letter of credit facility related to the Abex litigation (Notes 6 and 8). The decrease in cash, cash equivalents and short term investments at December 31, 1995 is primarily attributable to the funding of project development and infrastructure costs and general and administrative expenses, offset by sales of real estate held for development or sale. The decrease in total assets at December 31, 1995 is primarily due to the asset revaluation of Bolsa Chica (Note 5) and the decrease in cash described above.

(b) The decreases in debt at December 31, 1992 reflect the elimination of nonrecourse debt from the Company's balance sheet in connection with the Hotel foreclosure and the reduction of subordinated debentures and principal repayments on senior bank debt in connection with the Merger (Notes 1 and 6). The decrease in debt at December 31, 1993 reflects principal repayments on senior bank debt and the exchange of subordinated debentures in connection with the sale of Lake Superior and the issuance of 3.4 million shares of Class A Common Stock of the Company to Libra Invest & Trade Ltd. ("Libra") (Note 3). The increase in debt at December 31, 1995 reflects borrowings under new credit agreements to settle the Abex litigation and construct infrastructure improvements at Rancho San Pasqual (Note 6).

(c) The increase in equity at December 31, 1992 reflects the 1992 Merger, partially offset by the net loss for the year then ended. The increase in equity at December 31, 1993 primarily reflects net income for the year then ended. The decrease in equity at December 31, 1995 reflects the net loss for the year then ended, including the asset revaluation of Bolsa Chica (Note
    5).

(d) The decrease in 1992 revenues was principally due to the commencement of a foreclosure against the Hotel in September 1992 and lower Hotel operating revenues prior to that date. The decrease in 1993 revenues is principally due to a decrease in land sales and the absence of Hotel revenues, partially offset by revenues from the Eagle Crest golf course which opened in May 1993 and development fees generated by the business acquired from The Koll Company in September 1993 (Note 3). The increase in 1995 revenues is due to an increase in land sales and Wentworth By The Sea residential and marina sales.

(e) Amounts have been reclassified to present Lake Superior and Deltec as discontinued operations.

(f) The loss from continuing operations, net loss and loss per common share for the year ended December 31, 1991 includes approximately $65 million ($3.24 per share) of charges related to asset revaluations. The loss from continuing operations, net loss and loss per common share for the year ended December 31, 1992 reflect lower interest expense related to lower debt outstanding as a result of the 1992 Merger and concurrent prepayment of $15 million of senior bank debt, along with lower interest rates. The loss from continuing operations for the year ended December 31, 1993 reflects lower interest expense related to lower debt outstanding, as well as nonrecurring income of $3 million received upon termination of a put option agreement with Abex Inc. and a $2 million insurance reimbursement related to costs incurred in 1992. Net income and net income per common share for 1993 reflect gains on the dispositions of Lake Superior and Deltec (Note 3) and an extraordinary gain on debt extinguishment (Notes 3 and 6). The loss from continuing operations, net loss and loss per common share for the year ended December 31, 1995 reflect approximately $121.1 million of charges related to real estate property revaluations, including Bolsa Chica.

(g)  In July 1992, approximately 19.7 million shares of Class A Common Stock and
    42.5 million shares of Series A Preferred Stock were issued in connection with the Merger. The Series A Preferred Stock is not included in the loss per share calculations except for 1993 since the effect is antidilutive. In December 1993, the Company issued 3.4 million shares of its Class A Common Stock in exchange for all of Libra's approximately $10.6 million in aggregate principal amount plus accrued interest of subordinated debentures issued by the Company (Notes 3 and 6). The 1993 earnings per share calculation includes these newly issued shares, along with the Series A Preferred Stock and stock options outstanding. In November 1994, the Company issued 2.0 million shares (along with warrants for the purchase of an additional 2.0 million shares) of its Class A Common Stock in connection with the acquisition of the Kathryn G. Thompson Company (Note 3).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's strategic goals are to
(i) obtain new financing for development of the Bolsa Chica mesa; (ii) complete the secondary permitting for development of the Bolsa Chica mesa and secure all federal permits for development and restoration of the Bolsa Chica lowlands;
(iii) continue working with state and federal agencies in an effort to complete the potential sale of the Bolsa Chica lowlands to the California State Lands Commission, as described in Note 5; (iv) evaluate and, if appropriate, pursue recapitalization alternatives which deleverage the Company's capital structure; and (v) maintain adequate liquidity to cover general and administrative, liability management and interest costs. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows (see Note 2). The Company's real estate properties are subject to a number of uncertainties which can affect the future values of those assets. These uncertainties include withdrawals, litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties. However, over the past year, the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased.

LIQUIDITY AND CAPITAL RESOURCES

    The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

    In February 1995, the Company entered into an agreement with Abex, Inc. and Wheelabrator Technologies, Inc. which settled litigation (the "Abex litigation") regarding certain tax sharing agreements. Under the terms of the agreement, the Company paid an aggregate of $22 million, $15.5 million of which was funded by borrowings under a financing agreement with Nomura Asset Capital Corporation ("Nomura") and the balance of $6.5 million was funded from restricted cash.

    During 1995, the Company generated an aggregate of approximately $22.5 million in cash from asset sales, principally through sales of residential homes, residential land under development and the marina at its Wentworth By The Sea project in New Hampshire ("Wentworth"), along with the sale of wharfage rights in Coronado, California, and the sale of industrial property in Murrieta, California. Approximately $4.2 million of Wentworth proceeds were utilized to make required prepayments of senior debt. At December 31, the Company's unrestricted cash and cash equivalents aggregated $4.9 million and restricted cash of $2.5 million was available to fund infrastructure improvements at the Company's Rancho San Pasqual project.

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to non-cash asset revaluations and non-cash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development and infrastructure are significant. The Company will continue to be dependent primarily on real estate asset sales, existing financing arrangements (see Note 6) and cash and cash equivalents on-hand to fund infrastructure construction costs at Rancho San Pasqual, a minimum level of project development costs for Bolsa Chica, cash interest payments and general and administrative expenses during 1996. In addition, with the recent approval of the Bolsa Chica project by the California Coastal Commission, the Company is also seeking new financing for development of Bolsa Chica and evaluating recapitalization alternatives.

FINANCIAL CONDITION

  DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994

    Cash and cash equivalents aggregated $4.9 million at December 31, 1995 compared with $13.0 million at December 31, 1994. The decrease in cash and cash equivalents primarily reflects continued investments in Bolsa Chica and Rancho San Pasqual along with general and administrative expenses, partially offset by proceeds from asset sales, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $2.5 million at December 31, 1995 reflects funds deposited into escrow accounts for funding infrastructure costs at Rancho San Pasqual. Restricted cash of $7.5 million at December 31, 1994 reflects funds on deposit to secure a $25 million letter of credit facility arranged to finance the settlement of the Abex litigation described above (see Notes 6 and 8).

    The $5.6 million decrease in real estate held for development or sale is primarily due to the sale of all residential property at Wentworth, offset by investments in Rancho San Pasqual infrastructure. The $4.5 million decrease in operating properties, net is primarily due to the sale of the Wentworth marina in December 1995.

    The $105.8 million decrease in land held for development reflects the revaluation of the Bolsa Chica property resulting primarily from management's decision in the fourth quarter of 1995 (following approval of additional funding by the Ports) to make completing the sale of the lowlands to a public agency a strategic goal of the Company, along with updated estimates of future cash flows for the mesa portion of the project reflecting recent market conditions.

    The   $12.6  million  decrease  in   other  assets  primarily  reflects  the
revaluation of the Company's investment in AV Partnership (see Note 3), the March 1995 collection of a note receivable from AV Partnership, the reclassification of a note receivable to real estate held for development or sale upon acquisition of title to industrial property in Ontario, California and the refund of a deposit upon termination of a purchase contract for property adjacent to the Bolsa Chica site.

    The $23.2 million decrease in accounts payable and accrued liabilities primarily reflects the $22 million settlement of the Abex litigation (see Notes 6 and 8) in February 1995.

    The $16.6 million increase in senior bank debt reflects the borrowing of $15.5 million to fund the Abex settlement (see Note 8) and $1.1 million of net borrowings to fund infrastructure construction at Rancho San Pasqual.

    The $39.4 million decrease in other liabilities primarily reflects the recognition of $25.4 million of deferred tax benefits and a reduction of $10.0 million of other tax liabilities during 1995.

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

  1995 COMPARED WITH 1994

    The $12.6 million increase in revenues from $21.4 in 1994 to $34.0 in 1995 and the increase in cost of sales from $20.2 million in 1994 to $31.9 million in 1995 was primarily due to the sale of residential property and the marina at Wentworth, along with the sale of industrial property in Murietta, California, and the sale of wharfage rights in Coronado, California.

    The write-down of real estate properties of $121.1 million in 1995 reflects the valuation adjustments recorded to reflect current estimates of net realizable value for the Company's Bolsa Chica property (see Note 5) as well as the Wentworth project and the golf course at Rancho San Pasqual.

    The change in other expense (income), net from $2.1 million of expense in 1994 to $3.1 million of expense for 1995 primarily reflects a loss reserve of approximately $3 million related to the Company's investment in AV Partnership (see Note 3).

    The improvement in provision (benefit) for income taxes of $25.2 million primarily reflects the benefit related to the write-down of real estate properties (see Note 8).

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

    The decrease in interest expense from $24.4 million in 1993 to $19.4 million in 1994 reflects both the reductions in outstanding subordinated debt in connection with the Libra transaction in December 1993 and prepayments of senior bank debt principally during 1993 (see Note 6).

    The change in other expense (income), net from $2.4 million of income in 1993 to $2.1 million of expense for 1994 primarily reflects nonrecurring income of $3.0 million received in August 1993 in connection with the termination of a put option agreement with Abex a former subsidiary of The Henley Group, Inc., and a $2.0 million insurance reimbursement received in February 1993, offset by $.7 million of carrying costs related to the two La Jolla office buildings sold in November 1993.

    The gain on disposition of discontinued operations, net of income taxes in 1994 reflects the receipt of cash for the February 1994 termination of the contingent payment provision of a December 1993 agreement with Libra whereby the Company exchanged its Lake Superior Land Company subsidiary for approximately $42.4 million face amount of the Company's senior subordinated debentures held by Libra and other consideration. (see Note 3).

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

    The Company adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes," in the first quarter of 1993, resulting in an increase in its deferred tax liability of $36.0 million through a charge to income at the time of adoption (see Notes 2 and 8). Under this new accounting standard, the Company also recognized $10.4 million, $10.3 million and $25.4 million of tax benefits on continuing operations for the years ended December 31, 1993, 1994 and 1995, respectively.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Koll Real Estate Group, Inc.:

    We have audited the accompanying balance sheets of Koll Real Estate Group, Inc. as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Koll Real Estate Group, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 27, 1996

                          KOLL REAL ESTATE GROUP, INC.
                                 BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1994       1995
                                                                                                ---------  ---------
                                                                                                   (IN MILLIONS)
ASSETS
Cash and cash equivalents.....................................................................  $    13.0  $     4.9
Restricted cash...............................................................................        7.5        2.5
Real estate held for development or sale......................................................       33.7       28.1
Operating properties, net.....................................................................       10.2        5.7
Land held for development.....................................................................      325.8      220.0
Other assets..................................................................................       23.8       11.2
                                                                                                ---------  ---------
                                                                                                $   414.0  $   272.4
                                                                                                ---------  ---------
                                                                                                ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities....................................................  $    31.8  $     8.6
  Senior bank debt............................................................................     --           16.6
  Subordinated debentures.....................................................................      152.9      173.2
  Other liabilities...........................................................................       83.8       44.4
                                                                                                ---------  ---------
    Total liabilities.........................................................................      268.5      242.8
                                                                                                ---------  ---------
Commitments and Contingencies
Stockholders' equity:
  Series A (convertible redeemable nonvoting) Preferred Stock -- $.01 par value; 42,505,504
   shares authorized; 41,255,340 and 40,290,735 shares outstanding, respectively..............         .4         .4
  Class A (voting) Common Stock -- $.05 par value; 625,000,000 shares authorized; 46,569,867
   and 47,534,472 shares outstanding, respectively............................................        2.3        2.4
  Class B (convertible nonvoting) Common Stock -- $.05 par value; 25,000,000 shares authorized
   and no shares outstanding..................................................................     --         --
Capital in excess of par value................................................................      230.5      229.9
Deferred proceeds from stock issuance.........................................................       (1.6)      (1.1)
Minimum pension liability.....................................................................       (2.0)      (1.0)
Accumulated deficit...........................................................................      (84.1)    (201.0)
                                                                                                ---------  ---------
    Total stockholders' equity................................................................      145.5       29.6
                                                                                                ---------  ---------
                                                                                                $   414.0  $   272.4
                                                                                                ---------  ---------
                                                                                                ---------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                                           FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1993       1994       1995
                                                                                     ---------  ---------  ---------
                                                                                              (IN MILLIONS
                                                                                        EXCEPT PER SHARE AMOUNTS)
Revenues:
  Asset sales......................................................................  $    11.1  $    11.1  $    23.5
  Operations.......................................................................        5.6       10.3       10.5
                                                                                     ---------  ---------  ---------
                                                                                          16.7       21.4       34.0
                                                                                     ---------  ---------  ---------
Costs of:
  Asset sales......................................................................       11.1       10.7       21.6
  Operations.......................................................................        5.2        9.5       10.3
                                                                                     ---------  ---------  ---------
                                                                                          16.3       20.2       31.9
                                                                                     ---------  ---------  ---------
Gross operating margin.............................................................         .4        1.2        2.1
General and administrative expenses................................................        8.9        8.7        7.7
Interest expense...................................................................       24.4       19.4       22.6
Write-down of real estate properties...............................................     --         --          121.1
Other expense (income), net........................................................       (2.4)       2.1        3.1
                                                                                     ---------  ---------  ---------
Loss from continuing operations before income taxes................................      (30.5)     (29.0)    (152.4)
Provision (benefit) for income taxes...............................................      (10.4)     (10.3)     (35.5)
                                                                                     ---------  ---------  ---------
Loss from continuing operations....................................................      (20.1)     (18.7)    (116.9)
Discontinued operations:
  Income from operations, net of income taxes of $3.1..............................        5.8     --         --
  Gains on dispositions, net of income taxes of $1.4 and $.3, respectively.........       41.0         .7     --
                                                                                     ---------  ---------  ---------
Income (loss) before extraordinary gain and cumulative effect of accounting
 change............................................................................       26.7      (18.0)    (116.9)
Extraordinary gain on extinguishment of debt, net of income taxes of $12.5.........       23.6     --         --
Cumulative effect of accounting change.............................................      (36.0)    --         --
                                                                                     ---------  ---------  ---------
Net income (loss)..................................................................  $    14.3  $   (18.0) $  (116.9)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Earnings (loss) per common share:
  Continuing operations............................................................  $   (0.24) $   (0.43) $   (2.48)
  Discontinued operations..........................................................       0.56       0.02     --
  Extraordinary gain...............................................................       0.28     --         --
  Cumulative effect of accounting change...........................................      (0.43)    --         --
                                                                                     ---------  ---------  ---------
Net income (loss) per common share.................................................  $    0.17  $   (0.41) $   (2.48)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1993       1994       1995
                                                                                       ---------  ---------  ---------
                                                                                                (IN MILLIONS)
Cash flows from operating activities:
  Income (loss) before extraordinary gain and cumulative effect of accounting
   changes...........................................................................  $    26.7  $   (18.0) $  (116.9)
  Adjustments to reconcile to cash used by operating activities:
    Depreciation and amortization....................................................        1.2        1.2        1.2
    Non-cash interest expense........................................................       21.9       18.0       20.5
    Write-down of real estate properties.............................................     --         --          121.1
    Gains on asset sales.............................................................     --            (.4)      (1.9)
    Gains on dispositions of discontinued operations.................................      (41.0)       (.7)    --
    Proceeds from asset sales, net...................................................       10.4       10.5       22.5
    Investments in real estate held for development or sale..........................       (3.8)      (6.1)     (18.2)
    Investment in land held for development..........................................       (7.3)      (9.9)      (7.8)
    Decrease (increase) in other assets..............................................      (10.0)       (.6)      11.9
    Decrease in accounts payable, accrued and other liabilities......................      (14.9)      (9.7)     (61.8)
    Other, net.......................................................................        (.2)       (.1)    --
                                                                                       ---------  ---------  ---------
      Cash used by operating activities..............................................      (17.0)     (15.8)     (29.4)
                                                                                       ---------  ---------  ---------
Cash flows from investing activities:
  (Purchase) sale of short-term investments..........................................      (21.7)      21.7     --
  Proceeds from disposition of discontinued operation................................     --            1.0     --
  Acquisitions.......................................................................       (9.8)      (1.2)       (.3)
  Sale of equity investment..........................................................       43.7     --         --
                                                                                       ---------  ---------  ---------
      Cash provided by investing activities..........................................       12.2       21.5        (.3)
                                                                                       ---------  ---------  ---------
Cash flows from financing activities:
  Borrowings of senior bank debt.....................................................      (58.4)      (7.0)      21.6
  Repayments of senior bank debt.....................................................     --         --           (5.0)
  Net proceeds from nonrecourse debt.................................................       43.4     --         --
  Use of Restricted Cash.............................................................     --         --           10.0
  Deposits of Restricted Cash........................................................     --           (7.5)      (5.0)
                                                                                       ---------  ---------  ---------
      Cash provided (used) by financing activities...................................      (15.0)     (14.5)      21.6
                                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................................      (19.8)      (8.8)      (8.1)
Cash and cash equivalents -- beginning of year.......................................       41.6       21.8       13.0
                                                                                       ---------  ---------  ---------
Cash and cash equivalents -- end of year.............................................  $    21.8  $    13.0  $     4.9
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                             DEFERRED
                                                               CAPITAL IN    PROCEEDS     MINIMUM
                                          PREFERRED   COMMON   EXCESS OF    FROM STOCK    PENSION     ACCUMULATED
                                            STOCK     STOCK    PAR VALUE     ISSUANCE    LIABILITY      DEFICIT       TOTAL
                                          ---------   ------   ----------   ----------   ----------   -----------   ---------
                                                                             (IN MILLIONS)
Balance December 31, 1992...............  $     .4    $ 2.0    $   228.7    $  --        $    (1.1)   $    (80.4)   $   149.6
  Net income............................     --        --         --           --           --              14.3         14.3
  Minimum pension liability.............     --        --         --           --              (.4)       --              (.4)
  Deferred proceeds from stock
   issuance.............................     --          .2          2.0         (2.2)      --            --           --
  Valuation adjustment to deferred
   proceeds from stock issuance.........     --        --            (.7)          .7       --            --           --
                                          ---------   ------   ----------       -----        -----    -----------   ---------
Balance December 31, 1993...............        .4      2.2        230.0         (1.5)        (1.5)        (66.1)       163.5
  Net loss..............................     --        --         --           --           --             (18.0)       (18.0)
  Minimum pension liability.............     --        --         --           --              (.5)       --              (.5)
  Valuation adjustment to deferred
   proceeds from stock issuance.........     --        --             .1          (.1)      --            --           --
  Issuance of stock related to
   acquisition..........................     --          .1           .4       --           --            --               .5
                                          ---------   ------   ----------       -----        -----    -----------   ---------
Balance December 31, 1994...............        .4      2.3        230.5         (1.6)        (2.0)        (84.1)       145.5
  Net loss..............................     --        --         --           --           --            (116.9)      (116.9)
  Minimum pension liability.............     --        --         --           --              1.0        --              1.0
  Valuation adjustment to deferred
   proceeds from stock issuance.........     --        --            (.5)          .5       --            --           --
  Conversion of preferred to common.....     --          .1          (.1)      --           --            --           --
                                          ---------   ------   ----------       -----        -----    -----------   ---------
Balance December 31, 1995...............  $     .4    $ 2.4    $   229.9    $    (1.1)   $    (1.0)   $   (201.0)   $    29.6
                                          ---------   ------   ----------       -----        -----    -----------   ---------
                                          ---------   ------   ----------       -----        -----    -----------   ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BASIS OF PRESENTATION
    The principal activities of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company", formerly known as The Bolsa Chica Company and Henley Properties, Inc.) include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential real estate development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Phoenix and Seattle. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  REAL ESTATE

    Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows. The estimation process involved in the determination of net realizable value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
development and construction activities. Accordingly, the ultimate net realizable values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company will adopt SFAS 121 during the quarter ending March 31, 1996. The Company does not believe that the adoption of SFAS 121 will have a material effect on its financial statements. Any potential future revaluation of the Bolsa Chica property that could result if a recapitalization is implemented by the Company would be based on the facts and circumstances at that time.

    The cost of sales of multi-unit projects is generally computed using the relative sales value method, with direct construction costs and property taxes accumulated by phase, using the specific identification method. Interest cost is capitalized to real estate projects during their development and construction period.

    Operating properties are generally depreciated utilizing the straight-line method over estimated lives ranging principally from 5 to 7 years. Accumulated depreciation amounted to $9.7 million, $10.4 million, and $1.1 million at December 31, 1993, 1994, and 1995 respectively.

  INTANGIBLE ASSETS

    Goodwill, which represents the difference between the purchase price of a business acquired in 1993 and the related fair value of net assets acquired, is amortized on a straight-line basis over 15 years. Goodwill of $8.5 million and $7.9 million as of December 31, 1994, and 1995 respectively, is included in other assets. The carrying value of goodwill is reviewed periodically based on projected cash flows to be received from related operations over the remaining amortization period of the goodwill. If such projected cash flows were less than the carrying value of the goodwill, the difference would be charged to operations.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company accounted for the cost of post-retirement benefits other than pensions, which are primarily health care related, during each employee's active working career under a plan which was frozen in 1993. As of December 31, 1994, and 1995 the accrued unfunded costs totaled $1.4 million, and $1.3 million respectively.

  INCOME TAXES

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 supersedes both APB Opinion No. 11 and SFAS No. 96, "Accounting for Income Taxes." With the adoption of SFAS 109 in the first quarter of 1993, the Company changed to the liability method of accounting for income taxes, which resulted in an increase in its deferred tax liability of approximately $36 million, through a charge to income (Note 8).

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

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which requires the Company to adopt disclosure provisions for stock-based compensation effective January 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. This standard encourages rather than requires adoption of the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and net income per share as if the new method of accounting had been applied. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose in future reports the required pro forma information in a footnote.

  EARNINGS PER COMMON SHARE

    The weighted average numbers of common shares outstanding for the years ended December 31, 1993, 1994 and 1995 were 83.0 million, 43.8 million, and 47.1 respectively. The Series A Preferred Stock, as well as outstanding stock options are not included in the loss per share calculation for 1994 and 1995 because the effect is antidilutive. The 1993 earnings per share calculation includes the Series A Preferred Stock and the effect of 5.7 million shares of common and preferred stock granted under the 1988 Stock Option Plan (Note 13). The 1994 and 1995 earnings per share calculations both include the effect of 2.0 million shares of Class A Common Stock issued on November 9, 1994, in connection with the acquisition of the Kathryn G. Thompson Company (Note 3). The 1994 and 1995 earnings per share calculations reflect the conversion of 1.2 and an additional
1.0 million shares, respectively, of Series A Preferred Stock to an equal number of shares of Class A Common Stock.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS
    In November 1994 the Company acquired the stock of Kathryn G. Thompson Company and related assets ("KGTC"). The principal activities of the acquired business are residential real estate development and homebuilding, focusing on the entry-level and first time move-up market segments. Current projects of the acquired business include a 49% general partnership interest in a 230-acre project planned for 1,345 residential units in Aliso Viejo in southern Orange County ("AV Partnership") and a 40% general partnership interest in a 30-acre project approved for 92 single family detached homes in Oceanside in northern San Diego County ("Oceanside Hills"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares of Class A Common Stock and warrants to purchase an additional 2 million shares. The Company guaranteed approximately $4.8 million of capital contribution notes related to the Aliso Viejo partnership interest, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are not due until the earlier of the completion of the project or April 1999. In addition, in November 1994, KGTC and Ms. Kathryn G. Thompson who was appointed as a director of the Company, entered into covenants not to compete with the Company with respect to real estate development, subject to certain limited exceptions. The KGTC covenant is perpetual in duration while the covenant of Ms. Thompson is limited to the five-year period following her ceasing to be either an officer or director of the Company.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    Summarized financial information of AV Partnership is presented below at December 31, 1994 and 1995 and for the years then ended (in millions):

                                                       UNAUDITED    UNAUDITED
                                                         1994         1995
                                                      -----------  -----------
Balance Sheet Data:
  Total assets......................................   $    67.7        111.9
  Total project debt and other liabilities..........        63.8        107.9
                                                           -----   -----------
  Partners' capital.................................   $     3.9          4.0
                                                           -----   -----------
                                                           -----   -----------
Statement of Operations Data:
  Net loss..........................................   $     (.8)        (4.1)
                                                           -----   -----------
                                                           -----   -----------

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes a $.1 million loss for the period from the acquisition date through December 31, 1994, and a
2.0 million loss for the year ended December 31, 1995. Due to a significant shortfall in sales during 1995 versus forecast, the financial structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and has reserved for its guaranty of $4.8 million of capital contribution notes. The Company's investment in this partnership of $1.0 million and $(4.8) million at December 31, 1994 and 1995 respectively is included in other assets. The Company consolidates its investment in Oceanside Hills since this partnership is controlled by the Company.

    In August 1993, the Company disposed of its entire 44% interest in Deltec for $43.7 million in net cash proceeds, resulting in a gain of $1.9 million. Discontinued operations for 1993 includes $4.2 million of net income through the date of disposition. The Company used $23.8 million of the proceeds to make principal prepayments in accordance with term loan agreements with Bank of America and Bank of Boston. The Company also terminated its put option agreement with Abex (Note 9) in August 1993 and received $3 million in cash from Abex which was used to prepay senior bank debt.

    In September 1993, the Company acquired the domestic real estate development business and related assets of The Koll Company ("Koll"). In connection with the acquisition, the Company paid $9 million in cash, including $4.25 million paid in December 1993 for the termination of an earn-out provision, and approximately $1 million in reimbursement for investments in transferred development projects. In addition, in September 1993, Koll and Mr. Donald M. Koll (an officer and director of the Company and owner of Koll) entered into covenants not to compete with the Company with respect to domestic real estate development, subject to certain limited exceptions. The Koll covenant is perpetual in duration while the covenant of Mr. Koll is limited to the five-year period following his ceasing to be either an officer, director or stockholder of the Company.

    In December 1993, the Company completed a transaction with Libra whereby it exchanged the Company's Lake Superior Land Company subsidiary for approximately $42.4 million in aggregate face amount of Senior Subordinated Debentures held by Libra, and net cash proceeds to be generated by Libra's periodic sale of up to approximately 3.4 million shares of the Company's Class A Common Stock held by Libra through a series of transactions to be effected in an orderly manner within a three-year period. Accordingly, the statement of operations for 1993 presents Lake Superior Land Company as a discontinued operation. Revenues related to the discontinued operation were $10.6 million for the year ended December 31, 1993 through the date of disposition. Net income for the discontinued operation for 1993, through the date of disposition was $1.6 million. The Company also completed a separate transaction with Libra in December 1993, whereby the Company exchanged approximately 3.4 million newly issued shares of its Class A Common Stock for approximately $10.6 million in aggregate face amount of Subordinated Debentures held

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS (CONTINUED) by Libra. In connection with these transactions, the Company recorded an after-tax gain of $39.1 million on the disposition of Lake Superior Land Company and an after-tax extraordinary gain on extinguishment of the Debentures of $23.6 million (Note 6). The shares issued to Libra were deposited in a custodial account for periodic sale in accordance with instructions from the Company. In February 1994, the Company received $1 million in cash from Libra in exchange for the immediate termination of the contingent payment provision of the December 1993 transaction with Libra.

NOTE 4 -- REAL ESTATE HELD FOR DEVELOPMENT OR SALE
    Real estate held for development or sale consists of the following at December 31 (in millions):

                                                        1994       1995
                                                      ---------  ---------
Residential.........................................  $    32.3  $    26.3
Commercial/industrial...............................        1.4        1.8
                                                      ---------  ---------
                                                      $    33.7  $    28.1
                                                      ---------  ---------
                                                      ---------  ---------

NOTE 5 -- LAND HELD FOR DEVELOPMENT
    Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). In January 1996 the California Coastal Commission approved Orange County's Local Coastal Plan ("LCP") for up to 3,300 units of residential development and a wetlands restoration plan for this property, with only minor modifications, which remains subject to further governmental approvals, as further described below.

    The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices. In December 1994, the Orange County Board of Supervisors unanimously approved the 3,300-unit LCP, which provides for development of up to 2,500 homes on the mesa (high ground) portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate. The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The January 1996 California Coastal Commission approval included two suggested modifications, agreed to in principle by the Company, which require: (1) a 50-foot buffer along the coastal edge of the mesa and (2) an agreement by the Company to dedicate approximately 770 acres to a public agency if the Company does not pursue a federal 404 permit for wetlands restoration and lowlands development. These suggested modifications require the approval of the Orange County Board of Supervisors prior to final certification of the LCP by the California Coastal Commission, which the Company expects to obtain during the second or third quarter of 1996. Under the 3,300-unit LCP the Company is committed to restoring the wetlands at Bolsa Chica provided that federal agencies approve development of up to 900 homes in the lowlands. Wetlands restoration and development on the lowlands remains subject to approval by the U.S. Army Corps of Engineers. The Company's goal is to obtain such approval by the first quarter of 1997, however, the Corps of Engineers could delay or decline its approval.

    In May 1995, the Company entered into an agreement, which has since expired prior to completion, with the American Land Conservancy, a nonprofit conservation organization, to sell approximately 930 acres of its 1,200-acre Bolsa Chica property, representing substantially all of the Company's lowland ownership at the site. In August 1995, the Ports of Long Beach and Los Angeles and certain federal government agencies entered into a Memorandum of Agreement ("MOA") specifying the terms under which the various agencies would grant mitigation credits, which are needed by the Ports to expand their facilities, in exchange for $62 million of Ports' funds to be used for acquisition, restoration, maintenance and monitoring of the wetlands in the Bolsa Chica lowlands. In October 1995, the Company agreed to a reduced sales price in response to the U.S. Department of the Interior ("DOI")'s request in order to help bridge a funding

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LAND HELD FOR DEVELOPMENT (CONTINUED)
shortfall, provided that the Ports would agree to increase their funding. The Company concluded at that time that the reduced price would be acceptable and in the Company's best interests because of the government's assumption of responsibility for wetlands restoration (which would be funded primarily by funds from the Ports). In December 1995, both Ports obtained Board approval to increase their aggregate funding to $67 million.

    The Company is actively pursuing the secondary permitting process for the project, such as tract maps and grading plans, through the County of Orange, as well as a federal permit from the U.S. Army Corps of Engineers for wetlands restoration and development in the lowlands. This process is currently expected to be completed within 18 months. In the meantime, the Company has continued to work closely with the various state and federal agencies in an effort to resolve the remaining contingencies and complete the proposed transaction. As a result, on March 27, 1996 the Company entered into a letter of intent to sell the Bolsa Chica lowlands to the California State Lands Commision. The ability of the Company to complete any such transaction remains subject to various contingencies, including: (i) finalizing acquisition terms; (ii) completion of an environmental site assessment which would be satisfactory to the State Lands Commission; (iii) satisfactory completion of an appraisal and title report; and
(iv) Coastal Commission and federal approval of the amount of mitigation credits to be granted to the Ports in exchange for the Ports funding a $67 million acquisition and wetlands restoration escrow account. Of course, there can be no assurance that a definitive agreement will be entered into or that any transaction will be completed.

    With the approval by the Coastal Commission of the 3,300-unit LCP in January 1996, the Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining certain secondary permits, to commence infrastructure construction on the mesa in 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed substantially. In this regard, on January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors' approval of the Bolsa Chica project were filed in Orange County Superior Court (the "Court"). Although the lawsuits differed in the particular issues they raised, generally they each alleged, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. One lawsuit, which was brought by the school districts, has been substantially settled with an agreement regarding school fees to be paid to the plaintiff districts. In the other "environmental lawsuit", the plaintiffs did not seek monetary damages, but instead asked the Court to set aside the approval of the Bolsa Chica project. In February 1996, the Court ruled on the "environmental lawsuit", rejecting all but one of the arguments, requiring an additional 45-day public review and comment period regarding the tidal inlet portion of the wetlands restoration plan. The Court's decision is not expected to further delay final approvals by the Orange County Board of Supervisors and the California Coastal Commission beyond the time period discussed above. In addition, on March 6, 1996 and March 11, 1996 lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project. The Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however there can be no assurance in this regard or that these suits will not result in delays.

    In accordance with Statement of Financial Accounting Standard No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), the Company carries real estate properties, including Bolsa Chica, at the lower of cost or net realizable value, with net realizable value defined as the undiscounted estimated future cash flows from the project. As of December 31, 1995, the Company's review

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LAND HELD FOR DEVELOPMENT (CONTINUED)
of the current estimated cash flows for Bolsa Chica indicated that a reserve of approximately $113.6 million was required to adjust the carrying value of Bolsa Chica to its current estimated net realizable value of $220 million pursuant to SFAS 67. The valuation reserve primarily reflects management's decision in the fourth quarter of 1995 (following the approval of additional funding by the Ports) to make completing the sale of the lowlands to a government agency a strategic goal of the Company, along with updated estimates of future cash flows for the mesa portion of the project reflecting recent market conditions. During 1995, the Southern California residential real estate market continued to decline, affecting estimated sale pricing, housing mix and number of units planned. The Company's decision to pursue a sale of the lowlands, if successfully completed, would materially reduce the number of units which could be built, which has resulted in a significant reduction in projected future cash flows previously anticipated from the Bolsa Chica project. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

NOTE 6 -- DEBT

  SENIOR BANK DEBT

    In December 1994, the Company entered into a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation ("Nomura") to fund payment of the settlement of the Abex litigation in excess of $7.5 million to be funded by the Company. In February 1995, the Company paid an aggregate of $22 million to settle the litigation, of which $15.5 million was funded by borrowings under the letter of credit and reimbursement agreement and the balance of $6.5 million from restricted cash, of which $7.5 million was reflected as restricted cash at December 31, 1994. Since this financing agreement was solely for the purpose described above, no additional funds are available under this facility. Also in December 1994, the Company entered into a $5 million construction loan agreement with Nomura to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County. This loan agreement allows for a one-time right to reborrow $5 million after repayment of the initial loan, subject to certain restrictions. As required under the construction loan agreement, the Company deposited $5 million into an escrow account in January 1995 to be used solely for the funding of infrastructure construction costs at Rancho San Pasqual, of which $2.5 remains as restricted cash as of December 31, 1995. There were no borrowings under either agreement during 1994. The Company borrowed $15.5 million and $1.4 million through December 31, 1995 under the letter of credit and reimbursement agreement and the construction loan agreement, respectively, and repaid $.3 million of borrowings under the construction loan agreement.

    Both loans are principally secured by deeds of trust on Rancho San Pasqual and Fairbanks Highlands, the Company's residential property in the City of San Diego. Amounts outstanding under the letter of credit and reimbursement agreement and the construction loan agreement bear interest at 30 Day LIBOR plus 4%, which was 9.75% as of December 31, 1995. The agreements initially require principal prepayments equal to 80% of the net proceeds from any sales at Rancho San Pasqual and Fairbanks Highlands, and principal prepayments equal to 50% of the net proceeds from Rancho San Pasqual assessment district reimbursements. After March 12, 1996, the agreements require principal repayments equal to 90% of the net proceeds from any sales at Rancho San Pasqual and Fairbanks Highlands with any remaining amounts due on December 20, 1996. The agreements contain certain restrictive covenants that limit, among other things, (i) the incurrence of indebtedness, (ii) the making of investments and (iii) the creation or incurrence of liens on existing and future assets of the Company. The agreements also contain various financial covenants and events of default customary for such agreements. The Company has been informed by Nomura that Nomura will waive or modify the net worth maintenance requirements to make allowance for adjustments in deferred taxes related to the revaluation of the carrying value of the Bolsa Chica property.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- DEBT (CONTINUED)
    In December 1994, the Company entered into a $6.5 million construction loan agreement with the Bank of Boston, principally secured by resort and residential property in New Hampshire ("Wentworth"). The Company borrowed $4.8 million under this loan agreement and applied $4.2 million in proceeds from sales of residential homes from Wentworth to satisfy required prepayments, resulting in an outstanding balance of $.6 million on November 2, 1995, when the Company sold all of its interest in the Wentworth residential land to its development manager for $4.1 million in cash plus the buyer's prepayment of the outstanding balance under the Bank of Boston credit agreement, which terminated this credit facility.

  SUBORDINATED DEBENTURES

    Immediately prior to the July 1992 Merger, Henley Group distributed to its stockholders among other consideration (the "Distribution"), in respect of each share of its outstanding common stock (the "Henley Group Common Stock"): (i) $6.00 aggregate principal amount of the Company's 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 (the "Senior Subordinated Debentures"); and (ii) $1.50 aggregate principal amount of the 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 (the "Subordinated Debentures", and together with the Senior Subordinated Debentures, the "Debentures"). Approximately $159.4 million aggregate principal amount of the Debentures were distributed in the Distribution and approximately $43.8 million aggregate principal amount of the Debentures were retained by the Company's Henley Group subsidiary in the Merger.

    The Debentures were comprised of the following as of December 31 (in millions):

                                                        1994       1995
                                                      ---------  ---------
Senior Subordinated Debentures......................  $   123.0  $   138.2
Subordinated Debentures.............................       30.7       34.6
                                                      ---------  ---------
  Total face amount.................................      153.7      172.8
Less unamortized discount...........................       (6.2)      (5.6)
Plus accrued interest...............................        5.4        6.0
                                                      ---------  ---------
                                                      $   152.9  $   173.2
                                                      ---------  ---------
                                                      ---------  ---------

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

    At December 31, 1995 the estimated aggregate fair value of the Company's Debentures was within a range of approximately $75 million to $90 million based on quotes from certain bond traders making a market in the Debentures. However, due to the low trading volume and illiquid market for the Debentures, such quotes may not be meaningful indications of value. The carrying amount for all other debt of the Company approximates market primarily as a result of floating interest rates.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- DEBT (CONTINUED)
  INTEREST

    The Company made cash payments for interest on senior bank debt of $2.5 million, $1.4 million and $1.4 million for the years ended December 31, 1993, 1994 and 1995, respectively.

NOTE 7 -- OTHER LIABILITIES
    Other liabilities were comprised of the following as of December 31 (in millions):

                                                        1994       1995
                                                      ---------  ---------
Net deferred tax liabilities (Note 8)...............  $    35.4       10.0
Other tax liabilities (Note 8)......................       14.5        4.5
Accrued pensions and benefits.......................       11.9       10.7
Accrued indemnity obligations.......................       18.3       15.0
Majority interest and other liabilities of
 consolidated partnership (Note 3)..................        3.7        4.2
                                                      ---------  ---------
                                                      $    83.8  $    44.4
                                                      ---------  ---------
                                                      ---------  ---------

NOTE 8 -- INCOME TAXES
    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. At January 1, 1993, the Company recorded the cumulative effect of this change in accounting for income taxes as a $36 million charge to earnings in the statement of operations.

    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                        1994       1995
                                                      ---------  ---------
Deferred tax assets:
  Real estate held for development or sale and
   operating properties (due to asset revaluations
   and interest capitalized for tax purposes).......  $    30.4  $    25.8
  Accruals not deductible until paid................        6.7        6.6
  Net operating loss carryforwards..................       52.0       64.7
  Other.............................................        2.8        1.7
  Valuation allowance...............................      (23.3)     (51.6)
                                                      ---------  ---------
                                                      $    68.6  $    47.2
                                                      ---------  ---------
                                                      ---------  ---------
Deferred tax liabilities:
  Land held for development,
   (principally due to accounting for a prior
   business combination, partially offset by the
   asset revaluation in 1995).......................  $   101.6  $    55.0
  Other.............................................        2.4        2.2
                                                      ---------  ---------
                                                      $   104.0  $    57.2
                                                      ---------  ---------
                                                      ---------  ---------

    Net deferred tax liabilities at December 31, 1995 are comprised entirely of state net deferred tax liabilities.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES (CONTINUED)
    At December 31, 1995, the Company had available tax net operating loss carryforwards of approximately $202 million which expire in the years 2003 through 2010 if not utilized. The Internal Revenue Code (the "Code") imposes an annual limitation on the use of loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). Such an ownership change occurred in connection with the Merger in 1992. As a result, approximately $24 million of the Company's net operating loss carryforwards will generally be limited to the extent that Henley Properties and its subsidiaries recognize certain gains in the five-year period following the ownership change which ends July 16, 1997.

    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations for the years ended December 31 (in millions):

                                                        1993       1994       1995
                                                      ---------  ---------  ---------
Income Tax Provision (Benefit):
  Current...........................................  $    (2.9) $     (.3) $   (10.1)
  Deferred..........................................       (7.5)     (10.0)     (25.4)
                                                      ---------  ---------  ---------
                                                      $   (10.4) $   (10.3) $   (35.5)
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    Cash payments for federal, state and local income taxes were approximately $7.8 million, $.6 million and $.3 million for the years ended December 31, 1993, 1994 and 1995, respectively. Tax refunds received for the years ended December 31, 1993, 1994 and 1995 were approximately $5.1 million, $.8 million and $.4 million, respectively.

    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows for the years ended December 31 (in millions):

                                                        1993       1994       1995
                                                      ---------  ---------  ---------
Provision (benefit) for income taxes at statutory
 rate...............................................  $   (10.7) $   (10.2) $   (53.3)
State income taxes, net.............................        (.6)       (.1)        .6
Increase in valuation allowance.....................     --         --           28.3
Reduction in other tax liabilities..................     --         --          (10.0)
Effect of tax rate increase.........................         .9     --         --
All other items, net                                     --         --           (1.1)
                                                      ---------  ---------  ---------
                                                      $   (10.4) $   (10.3) $   (35.5)
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

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

    1989-1992 INCOME TAXES. The Company is generally charged with responsibility for all of its federal, state, local or foreign income taxes for this period and, pursuant to the tax sharing agreement with Abex, all such taxes attributable to Henley Group and their consolidated subsidiaries, including any additional liability resulting from adjustments on audit (and any interest or penalties payable with respect thereto), except that Abex is generally charged with responsibility for all such taxes attributable to it and its subsidiaries for 1990-1992. In addition, under a separate tax sharing agreement between Henley Group and a former subsidiary of Henley Group, Fisher Scientific International Inc. ("Fisher"), Fisher is generally charged with responsibility for its own income tax liabilities for this period. The Internal Revenue Service ("IRS") has

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES (CONTINUED)
completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $147 million of available net operating loss carryforwards, of which approximately $2 million has been recognized, after consideration of the valuation allowance as of December 31, 1995. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and has not yet been considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

    PRE-1989 INCOME TAXES. Under tax sharing agreements with WTI and Abex, the parties are charged with sharing responsibility for paying any increase in the federal, state or local income tax liabilities (including any interest or penalties payable with respect thereto) for any consolidated, combined or unitary tax group which included WTI, Henley Group or any of their subsidiaries for tax periods ending on or before December 31, 1988. Under the agreements, the Company was charged with the responsibility for paying $25 million, plus amounts payable with respect to liabilities which are attributable to certain of the Company's subsidiaries. The Company's $25 million limitation amount was accrued in the Company's financial statements in December 1989, and following payments made in the first quarter of 1993, $22 million remained and is included in accounts payable and accrued liabilities as of December 31, 1994.

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

    In April 1994, the Company contested the alleged obligation and asserted various defenses to making any payment under these agreements and Abex and WTI filed suit in Delaware Chancery Court ("the Court") against the Company seeking, among other things, declaratory relief, specific performance, and monetary damages for the Company's alleged failure to pay approximately $21 million claimed to be owed pursuant to tax sharing agreements entered into in 1988 and 1989, plus pre-judgment interest and attorneys' fees. The Company vigorously defended its position with respect to the nonpayment of the alleged tax sharing obligation, filing suit in the Supreme Court of the state of New York against WTI and Abex. In December 1994, the Court decided against the Company, prompting the Company to file an appeal in January 1995. In February 1995, the Company entered into an agreement with WTI and Abex to settle both state actions in order to avoid the ongoing cost of litigation. Under the terms of the settlement, the Company paid an aggregate of $22 million, of which $15.5 million was funded by borrowings under a financing agreement with a major financial institution (Note 6) and $6.5 million was funded by the Company's restricted cash. The Company also settled other disputes with Abex as described in Note 9.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- COMMITMENTS AND CONTINGENCIES
    Pursuant to a 1992 transition agreement, amended in March 1993, each of Abex and the Company provided to the other certain administrative support services until March 31, 1994. The amendment provided for the Company to pay $.5 million quarterly for such services and for the termination of the New Hampshire facilities lease on March 31, 1993. Accordingly, the Company reimbursed Abex approximately $1.8 million for the year ended December 31, 1993. Fees accrued but not paid in the fourth quarter of 1993 and the first quarter of 1994 totaling $1.0 million were waived by Abex in connection with the February 1995 settlement with Abex described in Note 8.

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

  LEGAL PROCEEDINGS

    See Note 5 for a discussion of certain litigation relating to the Orange County Board of Supervisors' and California Coastal Commission's approvals of the Bolsa Chica project.

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

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied Signal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied Signal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost between $6 and $7.5 million. EPA estimates that it has spent between $3 and $4 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. An earlier settlement in principle with EPA staff pursuant to which UOP would pay $1.7 million in exchange for a release similar to those normally granted by EPA in such circumstances was rejected by certain other governmental authorities in July 1993. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP pay approximately between $2.6 and $3.3 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has determined to vigorously defend UOP's position that the EPA's proposed

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

NOTE 10 -- RELATED PARTY TRANSACTIONS

  MANAGEMENT AGREEMENT

    In June 1990, the Company entered into a management agreement with Koll. In September 1993, in connection with the Company's acquisition of the domestic real estate development business and related assets of Koll, the Company paid Koll $325,000 to terminate the management agreement in lieu of continuing to receive and pay for duplicative services during the 90-day notice period which would otherwise have been required under the management agreement. Under the terms of the management agreement, the Company was obligated to pay a quarterly management fee equal to .125% of the average book value of its assets managed by Koll and to reimburse Koll for certain personnel costs and other expenses. Additionally, Koll was generally entitled to a disposition fee of 1% of the net sale proceeds (as defined) upon the sale of any real estate property (other than the Bolsa Chica and Wentworth properties) managed by Koll. During 1993, the Company incurred management fees and reimbursable costs of $1.5 million under this management agreement.

  CONSTRUCTION MANAGEMENT AGREEMENTS

    In 1993, the Company entered into a construction management agreement with Koll Construction, a wholly owned subsidiary of Koll, for demolition of bunkers at Bolsa Chica. In 1995, the Company also entered into a construction management agreement with Koll Construction for infrastructure construction at Rancho San Pasqual. During 1993, 1994 and 1995 the Company incurred fees aggregating approximately $.1 million, $.1 million and $.5 million, respectively, to Koll Construction in consideration for these services and related reimbursements.

  SERVICE AGREEMENTS

    In September 1993, the Company entered into a Financing and Accounting Services Agreement to provide Koll with financing, accounting, billing, collections and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees earned for the years ended December 31, 1993, 1994 and 1995 were approximately $.1 million, $.4 million and $.1 million, respectively.

    The Company also entered into a Management Information Systems and Human Resources Services Agreement in September 1993 with Koll Management Services, Inc. ("KMS"), a company 36% owned by Koll. Under this agreement, KMS provides computer programming, data organization and retention, record keeping, payroll and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees and related reimbursements incurred during the years ended December 31, 1993, 1994 and 1995 were approximately $.1 million, $.2 million, and $.2 million, respectively.

  SUBLEASE AGREEMENTS

    In September 1993, the Company entered into a month-to-month Sublease Agreement with Koll to sublease a portion of a Koll affiliate's office building located in Newport Beach, California. The Company also entered into lease agreements on a month-to-month basis for office space in Northern California and San Diego, California with KMS and Koll Construction, respectively. Combined annual lease costs on these month-to-month leases during the years ended December 31, 1993, 1994, and 1995 were approximately $.1 million, $.4 million, and $.4 million, respectively.

  DEVELOPMENT FEES

    For the three month period ended December 31, 1993, the years ended December 31, 1994 and 1995 the Company earned fees of approximately $.7 million, $3.5 million, and $2.7 million, respectively, for real estate

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED) development and disposition services provided to partnerships in which Koll and certain directors and officers of the Company have an ownership interest. In addition, the Company paid $.3 million to, and received $.1 million from Koll Construction for services provided to each other in conjunction with two separate development service transactions for the year ended December 31, 1994. The Company paid $.1 million to Koll Construction in the year ended December 31, 1995 for development services.

  JOINT BUSINESS OPPORTUNITY AGREEMENT

    The Company and Koll entered into an agreement to jointly develop business opportunities in the Pacific Rim effective February 1, 1994. Effective February 1, 1995 Koll assigned its interests under this agreement to KMS. Under the terms of the agreement, the Company and KMS share on a 50% - 50% basis all costs and expenses incurred in connection with identifying and obtaining business opportunities and will share in all revenues generated from any such opportunities on a 50% - 50% basis. Expenses exceeded revenues for both years, therefore the Company's share of such net expenses was $.2 and $.3 million for the years ended December 31, 1994 and 1995, respectively. One service contract entered into under this agreement in 1995 included construction services from Koll Construction, for which the venture paid $.1 million to Koll Construction for services rendered during the year ended December 31, 1995.

    In March 1995, the Company and Koll entered into an agreement to jointly develop commercial development business opportunities in Mexico. Under the terms of the agreement, the Company and Koll share on a 50% - 50% basis all costs and expenses incurred in connection with identifying and obtaining business opportunities and will share in all revenues generated from such opportunities on a 50% - 50% basis. The Company's share of such net costs and expenses was $.3 million for the 10 months ended December 31, 1995. During the first quarter of 1996, the Company determined that, given current economic conditions in Mexico, it could more efficiently service opportunities in Mexico from its offices in California and Dallas and closed its Mexico City office. Koll has informed the Company that effective March 1, 1996 it will no longer fund costs and expenses related to the pursuit of commercial development opportunities in Mexico, and Koll's interest will be diluted accordingly.

    Effective April 1, 1994, the Company and KMS entered into an agreement to combine operations in the Northwest Region in order to become a full service real estate company in that region. Operating profits and losses are split on a 50% - 50% basis at the end of each calendar year. The Company's share of profits was $.5 and $.6 million for the nine months ended December 31, 1994 and the year ended December 31, 1995, respectively.

  STOCK PLEDGE BY DIRECTOR

    In December of 1995, the Company accepted pledges of all of the common stock and warrants convertible into the common stock of the Company owned by Ms. Kathryn G. Thompson as security against any potential construction liability which could be asserted against the Company as a result of the 1994 acquisition by the Company of KGTC and in exchange for the Company releasing Ms. Thompson from a covenant to maintain insurance with respect to such potential liability.

  EXECUTIVE OFFICER OF SUBSIDIARY

    Ms. Thompson, a director of the Company, also serves as chief executive officer of KGTC, a wholly-owned subsidiary of the Company. During the year ended December 31, 1995, Ms. Thompson received aggregate compensation of $.3 million for her services rendered as an officer of this subisidiary.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED)
  NOTE RECEIVABLE

    In December 1994, the Company entered into a promissory note agreement to lend up to $6 million to AV Partnership (Note 3). The note, secured principally by an interest in AV Partnership, bore interest on the outstanding balance at 12% per annum. The note balance of $2 million as of December 31, 1994 was included in other assets and was repaid along with additional advances on March 15, 1995, the maturity date.

  OTHER TRANSACTIONS

    See Notes 3, 8 and 9 for descriptions of other transactions and agreements with Koll, Libra, Abex and WTI.

NOTE 11 -- RETIREMENT PLANS
    The Company has noncontributory defined benefit retirement plans covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. Net periodic pension cost for the years ended December 31 consisted of the following (in millions):

                                                        1993       1994       1995
                                                      ---------  ---------  ---------
Service cost........................................  $      .1  $      .0  $      .0
Interest cost.......................................         .5         .5         .5
Actual return on assets.............................        (.2)        .1       (1.4)
Net amortization and deferral.......................        (.3)       (.5)       1.0
Curtailment loss....................................         .8         --         --
                                                            ---        ---  ---------
Net periodic pension cost...........................  $      .9  $      .1  $      .1
                                                            ---        ---  ---------
                                                            ---        ---  ---------

    The benefit accrual for all participants was terminated on December 31, 1993. The curtailment loss in 1993 resulted from the freeze of benefit accruals for former participants in April 1993.

    The funded status and accrued pension cost at December 31, 1994 and 1995 for defined benefit plans were as follows (in millions):

                                                        1994       1995
                                                      ---------  ---------
Actuarial present value of benefit obligations:
  Vested............................................  $    (7.4) $    (6.9)
  Nonvested.........................................         --         --
                                                      ---------  ---------
Accumulated benefit obligation......................  $    (7.4) $    (6.9)
                                                      ---------  ---------
                                                      ---------  ---------
Projected benefit obligation........................  $    (7.4) $    (6.9)
Plan assets at fair value...........................        5.5        5.9
                                                      ---------  ---------
Projected benefit obligation in excess of plan
 assets.............................................       (1.9)      (1.0)
Unrecognized net loss...............................        2.0        1.0
Adjustment required to recognize additional minimum
 liability..........................................       (2.0)      (1.0)
                                                      ---------  ---------
Accrued pension cost................................  $    (1.9) $    (1.0)
                                                      ---------  ---------
                                                      ---------  ---------

    The development of the projected benefit obligation for the plans at December 31, 1993, 1994, and 1995 is based on the following assumptions: a discount rate of 7%, a rate of increase in employee compensation of 0%, and an expected long-term rate of return on assets of 9%. Assets of the plans are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- CAPITAL STOCK

  COMMON STOCK

    Under its restated certificate of incorporation, the Company has authority to issue up to 750 million shares of common stock, par value $.05 per share, subject to approval of the Board of Directors (the "Board"), of which 625 million shares of Class A Common Stock and 25 million shares of Class B Common Stock are initially authorized for issuance and an additional 100 million shares may be issued in one or more series, and have such voting powers or other rights and limitations as the Board may authorize. During 1994 and 1995, 1.2 million and 1.0 million shares, respectively, of Series A Preferred Stock were converted into an equal number of shares of Class A Common Stock.

    In December 1993 the Company issued 3.4 million shares of its Class A Common Stock in exchange for all of Libra's approximately $10.6 million in aggregate principal amount of Subordinated Debentures plus accrued interest. In connection with the Company's sale of Lake Superior Land Company to Libra, the net cash proceeds from the sale of 3.4 million shares of Class A Common Stock held by Libra will be forwarded to the Company. The estimated amount of proceeds to be received from such sale is reflected in the equity section of the balance sheet as deferred proceeds from stock issuance.

    In November 1994 the Company issued 2 million shares of its Class A Common Stock and warrants for the purchase of an additional 2 million shares in connection with the acquisition of the Kathryn G. Thompson Company. The warrants have an exercise price of $.25, are exercisable over a ten year period, vest in equal installments over five years and are subject to certain cancellation rights of the Company.

    Under the Company's Indentures for the Debentures (Note 6), the Company is prohibited from purchasing shares of its common stock.

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

NOTE 13 -- STOCK PLANS

  1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan were incorporated into the 1993 Plan upon its approval. Under the 1993 Plan, 7.5 million shares each (including 3 million shares each originally authorized under the 1988 Stock Plan) of Series A Preferred Stock and Class A Common Stock were reserved for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. Options generally become exercisable for 40% of the option shares upon completion of one year of service and become exercisable for the balance in two equal annual installments thereafter.

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- STOCK PLANS (CONTINUED)
    The 1993 Plan includes an automatic option grant program, pursuant to which each individual serving as a non-employee Board member on the November 29, 1993 effective date of the 1993 Plan received an option grant for 125,000 shares each of Series A Preferred Stock and Class A Common Stock with an exercise price of $.4063 per share, equal to the fair market value of the underlying securities on the grant date. Each individual who first joins the Board as a non-employee director after such effective date will receive a similar option grant. Of the shares subject to each option, 40% will vest upon completion of one year of Board service measured from the grant date, and the balance will vest in two equal annual installments thereafter. Each automatic grant will have a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of Board service.

    Each non-employee Board member may also elect to apply all or any portion of his or her annual retainer fee to the acquisition of shares of Series A Preferred Stock or Class A Common Stock which vest incrementally over the individual's period of Board service during the year for which the election is in effect. During the years ended December 31, 1994 and 1995, 126,856 and no shares, respectively, were issued under this provision.

    A summary of the status of the Company's stock option plans for the three years ended December 31, 1995, follows:

                                                                  NUMBER OF SHARES          PRICE PER SHARE
                                                              ------------------------  ------------------------
                                                                CLASS A     SERIES A      CLASS A     SERIES A
                                                                COMMON      PREFERRED     COMMON      PREFERRED
OPTIONS OUTSTANDING                                              STOCK        STOCK        STOCK        STOCK
------------------------------------------------------------  -----------  -----------  -----------  -----------
December 31, 1992...........................................    2,060,000    2,060,000          .23          .14
  Granted...................................................    6,340,000    6,340,000    .25 - .41    .28 - .41
  Exercised.................................................      --           --           --           --
  Cancelled.................................................   (2,050,000)  (2,050,000)   .23 - .25    .14 - .28
                                                              -----------  -----------  -----------  -----------
December 31, 1993...........................................    6,350,000    6,350,000    .23 - .41    .14 - .41
  Granted...................................................      --           --           --           --
  Exercised.................................................      --           --           --           --
  Cancelled.................................................      --           --           --           --
                                                              -----------  -----------  -----------  -----------
December 31, 1994...........................................    6,350,000    6,350,000    .23 - .41    .14 - .41
  Granted...................................................      --           --           --           --
  Exercised.................................................      --           --           --           --
  Cancelled.................................................      (75,000)     (75,000)         .41          .41
                                                              -----------  -----------  -----------  -----------
December 31, 1995...........................................    6,275,000    6,275,000   $.23 - .41   $.14 - .41
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Options exercisable at December 31, 1995....................    4,452,500    4,452,500   $.23 - .41   $.14 - .41
Options available at December 31, 1995......................    1,098,144    1,225,000

                          KOLL REAL ESTATE GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION
    The following is a summary of quarterly financial information for 1994 and 1995 (in millions, except per share amounts):

                                                                      FIRST      SECOND       THIRD     FOURTH     FULL YEAR
                                                                    ---------  -----------  ---------  ---------  -----------
1995
  Revenues (a)....................................................  $     6.4   $     5.7   $     6.8  $    15.1   $    34.0
  Cost of sales (a)...............................................        7.3         5.2         5.9       13.5        31.9
  Loss from continuing operations (b).............................       (5.7)       (2.6)       (8.5)    (100.1)     (116.9)
  Net loss (b)....................................................       (5.7)       (2.6)       (8.5)    (100.1)     (116.9)
  Loss per common share...........................................       (.12)       (.06)       (.18)     (2.11)      (2.48)
  Weighted average common shares outstanding (c)..................       46.6        47.0        47.3       47.5        47.1
1994
  Revenues (d)....................................................  $     3.4   $     4.8   $     8.4  $     4.8   $    21.4
  Cost of sales (d)...............................................        3.2         4.8         7.9        4.3        20.2
  Loss from continuing operations.................................       (4.7)       (4.5)       (4.4)      (5.1)      (18.7)
  Net loss........................................................       (4.0)       (4.5)       (4.4)      (5.1)      (18.0)
  Loss per common share...........................................       (.09)       (.11)       (.10)      (.11)       (.41)
  Weighted average common shares outstanding (c)..................       43.3        43.3        43.3       45.2        43.8

------------------------
(a) The Company recorded revenues and cost of sales of approximately $8.0 million and $8.1 million, respectively, in the fourth quarter of 1995 from the sale of residential land and the marina at its Wentworth By The Sea project in New Hampshire.

(b) The Company recorded asset revaluations of $7.5 million and $116.6 million, which were partially offset by income tax benefits of $2.6 million and $24.0 million, respectively, in the third and fourth quarters of 1995.

(c) The Series A Preferred Stock is not included in the calculation of weighted average shares outstanding because the effect is antidilutive.

(d) The Company recorded revenues and cost of sales of approximately $3.3 million and $3.1 million, respectively, in the third quarter of 1994 from the sale of the golf course at its Wentworth By The Sea project in New Hampshire.