Form 10-Q
period 1996-03-31
KOLL REAL ESTATE GROUP INC
filed 1996-05-15
CIK 840216

          This Form 10-Q consists of 15 sequentially numbered pages.

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

           ---------------------------------------------------------

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996
                                                --------------

                        Commission file number 0-17189
                                              --------

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

The number of shares of Class A Common Stock outstanding at May 1, 1996 were 47,751,482

                  KOLL REAL ESTATE GROUP, INC.

                           FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 1996

                           I N D E X
                      -------------------

                                                              Page No.
                                                              --------
Part I -    Financial Information:
- ------

      Item 1 - Financial Statements


            Introduction to the Financial Statements . . . . . . . . 3

            Balance Sheets -
            December 31, 1995 and March 31, 1996 . . . . . . . . . . .4

            Statements of Operations -
            Three Months Ended March 31, 1995 and 1996 . . . . . . . .5

            Statements of Cash Flows -
            Three Months Ended March 31, 1995 and 1996 . . . . . . . .6

            Notes to Financial Statements. . . . . . . . . . . . . . .7


      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . 11

Part II -   Other Information:
- -------


      Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . 14

      Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . 14

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                         KOLL REAL ESTATE GROUP, INC.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
         --------------------


            INTRODUCTION TO THE FINANCIAL STATEMENTS
            ----------------------------------------


    The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         KOLL REAL ESTATE GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                 (in millions)

                                               December 31,         March 31,
                                                 1995               1996
                                               ------------         ---------

   ASSETS

Cash and cash equivalents                         $  4.9              $  2.9
Restricted cash                                      2.5                 2.1
Real estate held for development or sale            28.1                29.7
Operating properties, net                            5.7                 5.7
Land held for development                          220.0               221.2
Other assets                                        11.2                10.3
                                                  ------              ------

                                                  $272.4              $271.9
                                                  ------              ------
                                                  ------              ------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities        $  8.6              $  8.2
  Senior bank debt                                  16.6                19.1
  Subordinated debentures                          173.2               178.5
  Other liabilities                                 44.4                44.4
                                                  ------              ------

  Total liabilities                                242.8               250.2
                                                  ------              ------

Stockholders' equity:
  Series A Preferred Stock                            .4                  .4
  Class A Common Stock                               2.4                 2.4
  Capital in excess of par value                   229.9               229.9
  Deferred proceeds from stock issuance             (1.1)               (1.1)
  Minimum pension liability                         (1.0)               (1.0)
  Accumulated deficit                             (201.0)             (208.9)
                                                  ------              ------

  Total stockholders' equity                        29.6                21.7
                                                  ------              ------

                                                  $272.4              $271.9
                                                  ------              ------
                                                  ------              ------


                See accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------

                    (in millions, except per share amounts)


                                                         Three Months Ended
                                                               March 31,
                                                            1995      1996
                                                            -----     -----
REVENUES:
  Asset Sales                                               $ 5.1     $  .5
  Operations                                                  1.3       2.2
                                                            -----     -----
                                                              6.4       2.7
                                                            -----     -----

COSTS OF:
  Asset Sales                                                 5.1        .3
  Operations                                                  2.2       2.2
                                                            -----     -----
                                                              7.3       2.5
                                                            -----     -----

  Gross operating margin                                      (.9)       .2

  General and administrative expenses                         2.1       1.6
  Interest expense                                            5.3       6.1
  Other expense net                                           ---        .4
                                                            -----     -----

  Loss before income taxes                                   (8.3)     (7.9)

  Provision (benefit) for income taxes                       (2.6)      ---
                                                            -----     -----

  Net Loss                                                  $(5.7)    $(7.9)
                                                            -----     -----
                                                            -----     -----

  Net loss per common share                                 $(.12)    $(.17)
                                                            -----     -----
                                                            -----     -----





              See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                 (in millions)

                                                                     Three Months Ended
                                                                          March 31,
                                                                        1995    1996
                                                                       -----   -----
Cash flows from operating activities:
  Net loss                                                             $(5.7)  $(7.9)
  Adjustments to reconcile to cash used by operating activities:
     Depreciation and amortization                                        .3      .2
     Non-cash interest expense                                           4.8     5.5
     Gains on asset sales                                                ---     (.2)
     Proceeds from asset sales, net                                      4.9      .5
     Investments in real estate held for development or sale            (2.2)   (1.9)
     Investments in land held for development                           (2.2)   (1.2)
     Decrease in other assets                                            4.8      .5
     Decrease in accounts payable, accrued and other liabilities       (25.8)    (.4)
                                                                       -----   -----

       Cash used by operating activities                               (21.1)   (4.9)
                                                                       -----   -----

Cash flows from investing activities:
  Purchase of short-term investments                                    (5.6)   ---
                                                                       -----   -----

       Cash used by investing activities                                (5.6)   ---
                                                                       -----   -----

Cash flows from financing activities:
  Borrowings of senior bank debt                                        17.3     2.5
  Repayments of senior bank debt                                        (1.3)    ---
  Use of restricted cash                                                 7.5      .4
  Deposit of restricted cash                                            (5.0)    ---
                                                                       -----   -----

       Cash provided by financing activities                            18.5     2.9
                                                                       -----   -----

Net decrease in cash and cash equivalents                               (8.2)   (2.0)

Cash and cash equivalents - beginning of period                         13.0     4.9
                                                                       -----   -----

Cash and cash equivalents - end of period                               $4.8    $2.9
                                                                       -----   -----
                                                                       -----   -----


               See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1995.


NOTE 2 - LOSS PER COMMON SHARE

  The weighted average number of common shares outstanding for the three months ended March 31, 1995 and 1996 were 46.6 million shares and 47.7 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.


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

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996, which did not have any effect on its financial statements. Any potential future revaluation of the Bolsa Chica property that could result if a recapitalization is implemented by the Company would be based on the facts and circumstances at that time.

     Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). In January 1996 the California Coastal Commission approved Orange County's Local Coastal Plan ("LCP") which provides for development of up to 2,500 homes on the mesa (high ground) portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate, and a wetlands restoration plan for this property, which remains subject to further governmental approvals, as further described below.

     The January 1996 California Coastal Commission approval of the Company's development plan included two suggested modifications, agreed to in principle by the Company, which require: (1) a 50-foot buffer along the coastal edge of the mesa and (2) an agreement by the Company to dedicate approximately 770 acres to a public agency if the Company does not pursue a federal 404 permit for wetlands restoration and lowlands development. These suggested modifications require the approval of the Orange County Board of Supervisors prior to final certification of the LCP by the California Coastal Commission, which the Company expects to obtain during the second or third quarter of 1996. Under the 3,300-unit LCP the Company is committed to restoring the wetlands at Bolsa Chica provided that federal agencies approve development of up to 900 homes in the lowlands. Wetlands restoration and development on the lowlands remains subject to approval by the U.S. Army Corps of Engineers. The Company's goal is to obtain such approval by the first quarter of 1997, however, the Corps of Engineers could delay or decline its approval.

     The Company is actively pursuing the secondary permitting process for the project, such as tract maps and grading plans, through the County of Orange, as well as a federal permit from the U.S. Army Corps of Engineers for wetlands restoration and development in the lowlands. This process is currently expected to be completed within 18 months. In the meantime, the Company has continued to work closely with the various state and federal agencies which have expressed an interest in acquiring the Bolsa Chica lowlands, in an effort to resolve the remaining contingencies and complete the proposed transaction. As a result, in March 1996 the Company entered into a letter of intent to sell the Bolsa Chica lowlands to the California State Lands Commission. The ability of the Company to complete any such transaction remains subject to various contingencies, including: (i) finalizing acquisition terms; (ii) completion of an environmental site assessment which would be satisfactory to the State Lands Commission; (iii) satisfactory completion of an appraisal and title report; and (iv) Coastal Commission and federal approval of the amount of mitigation credits to be granted to the Ports of Los Angeles and Long Beach in exchange for the Ports funding a $67 million acquisition and wetlands restoration escrow account.
Of course, there can be no assurance that a definitive agreement will be entered into or that any transaction will be completed.

     With the approval by the Coastal Commission of the 3,300-unit LCP in January 1996, the Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining certain secondary permits, to commence infrastructure construction on the mesa in 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed substantially. In this regard, on March 6, 1996 and March 11, 1996, two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project. The Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however there can be no assurance in this regard or that these suits will not result in delays.


Note 4 - Debt

  SENIOR BANK DEBT

     During the first quarter of 1996, the Company borrowed approximately $2.5 million under a construction loan agreement with Nomura Asset Capital Corporation to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County.

This loan agreement allows for a one-time right to reborrow $5 million after repayment of the initial $5 million construction loan, subject to certain restrictions. As required under the construction loan agreement, in January 1995 the Company deposited $5 million into an escrow account to be used solely for funding of infrastructure construction costs at Rancho San Pasqual, of which $2.1 million remains as restricted cash as of March 31, 1996.

     Cash payments for interest on senior bank debt were approximately $.3 million and $.4 million for the three months ended March 31, 1995 and 1996, respectively.


  Subordinated Debt

     Subordinated debt was comprised of the following (in millions):

                                        December 31,   March 31,
                                            1995          1996
                                        ------------   ---------

     Senior subordinated debentures        $138.2        $146.5
     Subordinated debentures                 34.6          36.6
                                        ------------   ---------
          Total face amount                 172.8         183.1

     Less unamortized discount               (5.6)         (5.5)
     Plus accrued interest                    6.0            .9
                                        ------------   ---------
                                            $173.2       $178.5
                                        ------------   ---------
                                        ------------   ---------


NOTE 5 - INCOME TAXES

     The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $147 million of available net operating loss carryforwards, of which none are recognized as of March 31, 1996, after consideration of the valuation allowance. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed on August 11, 1995 and has not yet been considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

     Cash payments for federal, state and local income taxes were approximately $.1 million and $0 for the three months ended March 31, 1995 and 1996, respectively. Tax refunds received were $.4 million and $0 for the three months ended March 31, 1995 and 1996, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Denver, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's strategic goals are to
(i) obtain new financing for development of the Bolsa Chica mesa; (ii) complete the secondary permitting for development of the Bolsa Chica mesa and secure all federal permits for development and restoration of the Bolsa Chica lowlands;
(iii) continue working with state and federal agencies in an effort to complete the potential sale of the Bolsa Chica lowlands to the California State Lands Commission; and (iv) evaluate, and if appropriate, pursue recapitalization alternatives which deleverage the Company's capital structure; and (v) to maintain adequate liquidity to cover general and administrative, liability management and interest costs. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

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

     At March 31, 1996, the Company's unrestricted cash and cash equivalents aggregated $2.9 million and restricted cash of $2.1 million was available to fund infrastructure improvements at the Company's Rancho San Pasqual project.

     During the quarter ended March 31, 1996, the Company borrowed $2.5 million under its construction loan agreement with Nomura Asset Capital Corporation ("Nomura") to fund infrastructure improvements at its Rancho San Pasqual golf and residential community in San Diego county. On May 10, 1996 the Company completed the first phase sale of 22 residential lots at Rancho San Pasqual to a homebuilder for approximately $.7 million. In addition, the Company has executed sales agreements with two other homebuilders and a letter of intent with a fourth homebuilder, which are scheduled to purchase an aggregate of 100 additional first phase lots at Rancho San Pasqual for approximately $5.3 million by June 30, 1996. Furthermore, the Company recently entered into a letter of intent to sell its Eagle Crest Golf Course at Rancho San Pasqual to a nationally recognized owner/operator of golf courses. After paying the current operator of the golf course termination related costs, the Company expects to realize net cash proceeds of approximately $5 million. These transactions remain subject to certain contingencies and there can be no assurance that all of these transactions will be completed by June 30, 1996. Under loan agreements with Nomura, the Company is required to utilize 90% of such sales proceeds to prepay outstanding senior bank debt; however, the Company would then be permitted to reborrow up to $5 million of the repayments for further development of the Rancho San Pasqual project.

     Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to non-cash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development and infrastructure are significant. The Company will continue to be dependent primarily on real estate asset sales, existing financing arrangements (Note 4) and cash and cash equivalents on-hand to fund infrastructure construction costs at Rancho San Pasqual, a minimum level of project development costs for Bolsa Chica, cash interest payments and general and administrative expenses during 1996. With the recent approval of the Bolsa Chica project by the California Coastal Commission, the Company is also seeking new financing for development of Bolsa Chica and evaluating recapitalization alternatives.

FINANCIAL CONDITION

MARCH 31, 1996 COMPARED WITH DECEMBER 31, 1995

     The $2.0 million decrease in cash and cash equivalents primarily reflects spending for project development costs primarily at Rancho San Pasqual and Bolsa Chica, and general and administrative expenses during the first quarter of 1996, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $2.1 million at March 31, 1996 reflects funds deposited into escrow accounts for funding certain infrastructure costs at Rancho San Pasqual.

     The $1.6 million increase in real estate held for development or sale primarily reflects approximately $2.5 million of investment in infrastructure construction at Rancho San Pasqual, partially offset by approximately $.9 million of assessment district reimbursements.

RESULTS OF OPERATIONS

     The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

     The decrease in revenues from asset sales of $5.1 million in 1995 to $.5 million in 1996 and the decrease in costs of sales from $5.1 million to $.3 million reflect an absence in 1996 of residential home sales at the Company's Wentworth by the Sea project in New Hampshire due to the sale of the Wentworth project during the fourth quarter of 1995, and the sale of industrial property in Murrieta, California which occurred during the three months ended March 31, 1995. Asset sales in 1996 were limited to land sales at the Company's resort/residential property in Calumet, Michigan, and one home sale at the Company's Oceanside Hills project in San Diego County.

     The increase in revenues from operations is primarily due to improvements in the Company's commercial development business for the three months ended March 31, 1996 as compared with the same period in 1995.

     The $.5 million decrease in general and administrative expense is primarily due to decreases in costs of personnel and professional services.

     The $.8 million increase in interest expense reflects compounded interest on the Company's PIK debentures.

     The .4 million increase in other expense, net during the three months ended March 31, 1996 as compared with the three months ended March 31, 1995 is primarily due to lower interest income during the recent period and an absence in 1996 of other income from forgiveness of certain accrued liabilities in connection with the February 1995 agreement to settle the Abex litigation.

     The benefit for income taxes for the three months ending March 31, 1996 has been offset by a corresponding valuation allowance.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain of the foregoing information is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, withdrawals, litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - LEGAL PROCEEDINGS
         -----------------


     See "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits:

    27.1   Financial Data Schedule.

     (b)    Reports on Form 8-K:
            None.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 KOLL REAL ESTATE GROUP, INC.


                                 /s/  RAYMOND J. PACINI
Date MAY 15,  1996               ----------------------------
     -------------                RAYMOND J. PACINI
                                  Executive Vice President
                                  Chief Financial Officer