Form 10-Q
period 1996-06-30
KOLL REAL ESTATE GROUP INC
filed 1996-08-13
CIK 840216

              This Form 10-Q consists of 14 sequentially numbered pages.

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                            -----------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 1996


                            Commission file number 0-17189


                             KOLL REAL ESTATE GROUP, INC.
                            -----------------------------
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


                          Yes   X                        No
                              ------                        ------


The number of shares of Class A Common Stock outstanding at August 1, 1996 were 48,462,791.

                             KOLL REAL ESTATE GROUP, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1996

                                      I N D E X


                                                                        Page No.
PART I - Financial Information:                                        --------


         Item 1 -  Financial Statements


                   Introduction to the Financial Statements. . . . . . . . . 3

                   Balance Sheets -
                   December 31, 1995 and June 30, 1996 . . . . . . . . . . . 4

                   Statements of Operations -
                   Three Months and Six Months Ended June 30, 1995 and 1996. 5

                   Statements of Cash Flows -
                   Six Months Ended June 30, 1995 and 1996 . . . . . . . . . 6

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

                             KOLL REAL ESTATE GROUP, INC.

                            PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       INTRODUCTION TO THE FINANCIAL STATEMENTS



    The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and the current year's previously issued Quarterly Report on Form 10-Q.

    The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                             KOLL REAL ESTATE GROUP, INC.

                                    BALANCE SHEETS

                                    (in millions)

                                                   December 31,      June 30,
                                                       1995           1996
                                                     ---------       --------
     ASSETS

Cash and cash equivalents                            $    4.9       $    3.2
Restricted cash                                           2.5            1.3
Real estate held for development or sale                 28.1           27.9
Operating properties, net                                 4.8            ---
Land held for development                               220.0          222.0
Other assets                                             12.1           11.0
                                                      -------        -------
                                                       $272.4         $265.4
                                                      -------        -------
                                                      -------        -------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued
      liabilities                                      $  8.6         $  9.4
    Senior bank debt                                     16.6           11.4
    Subordinated debentures                             173.2          184.2
    Other liabilities                                    44.4           45.4
                                                      -------        -------
    Total liabilities                                   242.8          250.4
                                                      -------        -------

Stockholders' equity:
    Series A Preferred Stock                               .4             .4
    Class A Common Stock                                  2.4            2.4
    Capital in excess of par value                      229.9          229.7
    Deferred proceeds from stock issuance                (1.1)           (.9)
    Minimum pension liability                            (1.0)          (1.0)
    Accumulated deficit                                (201.0)        (215.6)
                                                      -------        -------
    Total stockholders' equity                           29.6           15.0
                                                      -------        -------
                                                       $272.4         $265.4
                                                      -------        -------
                                                      -------        -------

                   See accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.
                               STATEMENTS OF OPERATIONS
                       (in millions, except per share amounts)



                                                         Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                         1995           1996           1995           1996
                                                         ----           ----           ----           ----
REVENUES:
    Asset Sales                                       $   4.2        $  13.5        $   9.3        $  14.0
    Operations                                            1.5            2.5            2.8            4.7
                                                       --------       --------       --------       --------
                                                          5.7           16.0           12.1           18.7
                                                       --------       --------       --------       --------

COSTS OF:
    Asset Sales                                           2.7           12.4            7.8           12.7
    Operations                                            2.5            1.9            4.7            4.1
                                                       --------       --------       --------       --------
                                                          5.2           14.3           12.5           16.8
                                                       --------       --------       --------       --------

    Gross operating margin                                 .5            1.7            (.4)           1.9

General and administrative expenses                       2.0            2.1            4.1            3.7
Interest expense                                          5.6            6.3           10.9           12.4
Other expense (income), net                              (2.7)           (.1)          (2.7)            .3
                                                       --------       --------       --------       --------

Loss before income taxes                                 (4.4)          (6.6)         (12.7)         (14.5)

Provision (benefit) for income taxes                     (1.8)            .1           (4.4)            .1
                                                       --------       --------       --------       --------

Net Loss                                              $  (2.6)       $  (6.7)       $  (8.3)       $ (14.6)
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------

Net loss per common share                             $  (.06)      $   (.14)      $   (.18)      $   (.31)
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------







                          See the accompanying notes to financial statements.

                                   KOLL REAL ESTATE GROUP, INC.

                                    STATEMENTS OF CASH FLOWS

                                         (in millions)



                                                                               Six Months Ended
                                                                                   June 30,
                                                                              1995          1996
                                                                              ----          ----
Cash flows from operating activities:
  Net loss                                                                 $ (8.3)       $ (14.6)
  Adjustments to reconcile to cash used by operating activities:
    Depreciation and amortization                                              .6             .5
    Non-cash interest expense                                                10.1           11.4
    Gains on asset sales                                                     (1.5)          (1.3)
    Proceeds from asset sales, net                                            8.7           12.5
    Investments in real estate held for development or sale                  (5.6)          (6.2)
    Investments in land held for development                                 (4.7)          (2.0)
    Decrease in other assets                                                  4.2             .2
    Increase (decrease) in accounts payable, accrued and
      other liabilities                                                     (29.2)           1.8
                                                                            -------        -------

        Cash provided (used) by operating activities                        (25.7)           2.3
                                                                            -------        -------

Cash flows from financing activities:
  Borrowings of senior bank debt                                             19.1            5.2
  Repayments of senior bank debt                                             (2.6)         (10.4)
  Use of restricted cash                                                      8.4            1.2
  Deposit of restricted cash                                                 (5.0)          ---
                                                                            -------        -------

        Cash provided (used) by financing activities                         19.9           (4.0)
                                                                            -------        -------

Net decrease in cash and cash equivalents                                    (5.8)          (1.7)

Cash and cash equivalents - beginning of period                              13.0            4.9
                                                                            -------        -------

Cash and cash equivalents - end of period                                  $  7.2         $  3.2
                                                                            -------        -------
                                                                            -------        -------


                         See the accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1995, and the current year's previously issued Quarterly Report on Form 10-Q.

    Certain prior period amounts have been reclassified to conform with their current period presentation.


NOTE 2 - LOSS PER COMMON SHARE

    The weighted average number of common shares outstanding for the three months ended June 30, 1995 and 1996 were 47.0 million shares and 48.0 million shares, respectively, and the weighted average number of common shares outstanding for the six months ended June 30, 1995 and 1996 were 46.8 and 47.8 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.


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


    Land held for development consists of approximately 1,200 acres known as Bolsa Chica located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. In January 1996 the California Coastal Commission approved Orange County's Local Coastal Program ("LCP") which provides for development of up to 2,500 homes on the mesa (high ground) portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate, and a wetlands restoration plan for this property, which remains subject to further governmental approvals, as further described below.

    The Coastal Commission approval in January 1996 was subject to suggested modifications. These suggested modifications were approved by the Orange County Board of Supervisors in June 1996, and on July 11, 1996 the California Coastal Commission certified the LCP for the Company's Bolsa Chica property. The Company is actively pursuing the secondary permitting process for the mesa through the County of Orange in order to implement the approved development plan. This process is currently expected to be completed within 18 months. The Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining the secondary permits, to commence infrastructure construction on the mesa in 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed substantially. In this regard, on March 6, 1996 and March 11, 1996, two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project. The Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however there can be no assurance in this regard or that these suits will not result in delays.

    Under the 3,300-unit LCP the Company is committed to restoring the wetlands at Bolsa Chica provided that federal agencies approve development of up to 900 homes in the lowlands. Wetlands restoration and development on the lowlands remains subject to approval of a federal permit by the U.S. Army Corps of Engineers, which the Company continues to pursue. The Company's goal is to obtain such approval during the first half of 1997, however, the Corps of Engineers could delay or decline its approval. In the meantime, the Company has continued to work closely with the various state and federal agencies which have expressed an interest in acquiring the Bolsa Chica lowlands and restoring the wetlands. In March 1996, the Company entered into a letter of intent to sell the Bolsa Chica lowlands to the California State Lands Commission. The ability of the Company to complete any such transaction remains subject to various contingencies, including: (i) finalizing acquisition terms; (ii) completion of an environmental site assessment which would be satisfactory to the State Lands Commission; (iii) satisfactory completion of an appraisal and title report; and
(iv) Coastal Commission and federal approval of the amount of mitigation credits to be granted to the Ports of Los Angeles and Long Beach in exchange for the Ports funding a $67 million acquisition and wetlands restoration escrow account. Of course, there can be no assurance that a definitive agreement will be entered into or that any transaction will be completed.

Note 4 - Debt

    SENIOR BANK DEBT

    During the first six months of 1996, the Company borrowed approximately
$5.2 million and repaid $6.2 million under a construction loan agreement with Nomura Asset Capital Corporation ("Nomura") to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County. In June 1996, the Company also repaid approximately $4.2 million under a letter of credit and reimbursement agreement with Nomura. The amount borrowed includes approximately $1.4 million borrowed under the agreement's one-time right to reborrow $5 million after repayment of the initial $5 million construction loan, which occurred in June 1996. As of June 30, 1996, the Company's remaining availability under the construction loan was $3.6 million. As required under the construction loan agreement, in January 1995 the Company deposited $5 million into an escrow account to be used solely for funding of infrastructure construction costs at Rancho San Pasqual, of which $1.3 million remains as restricted cash as of June 30, 1996.

    Cash payments for interest on senior bank debt were approximately $.7 million and $.9 million for the six months ended June 30, 1995 and 1996, respectively.


    SUBORDINATED DEBT

    Subordinated debt was comprised of the following (in millions):

                                                 December 31,     June 30,
                                                    1995           1996
                                                 ------------   -----------
    Senior subordinated debentures                $138.2         $146.5

    Subordinated debentures                         34.6           36.6
                                                   ------         ------
         Total face amount                         172.8          183.1
    Less unamortized discount                       (5.6)          (5.3)
    Plus accrued interest                            6.0            6.4
                                                   ------         ------
                                                  $173.2         $184.2
                                                   ------         ------
                                                   ------         ------



NOTE 5 - INCOME TAXES

    The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $147 million of available net operating loss carryforwards, of which none are recognized after consideration of the valuation allowance, as of June 30, 1996. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

    Cash payments for federal, state and local income taxes were approximately $.2 million and $.1 million for the six months ended June 30, 1995 and 1996, respectively. Tax refunds received were $.4 million and $0 for the six months ended June 30, 1995 and 1996, respectively.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, over the next year the Company's strategic goals are to
(i) obtain new financing for development of the Bolsa Chica mesa; (ii) complete the secondary permitting for development of the Bolsa Chica mesa and secure all federal permits for development and restoration of the Bolsa Chica lowlands;
(iii) continue working with state and federal agencies in an effort to complete the potential sale of the Bolsa Chica lowlands to the California State Lands Commission, as described in Note 3; (iv) evaluate, and if appropriate, pursue recapitalization alternatives which deleverage the Company's capital structure; and (v) to maintain adequate liquidity to cover general and administrative, liability management and interest costs. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

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

    At June 30, 1996, the Company's unrestricted cash and cash equivalents aggregated $3.2 million and restricted cash of $1.3 million was available to fund infrastructure improvements at the Company's Rancho San Pasqual project.

    During the six months ended June 30, 1996, the Company borrowed $5.2 million under its construction loan agreement with Nomura Asset Capital Corporation ("Nomura") to fund infrastructure improvements at its

Rancho San Pasqual golf and residential community in San Diego county. During the three months ended June 30, 1996, the Company completed sales of 122 residential lots at Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $5.8 million. These four homebuilders have rolling options which if exercised would result in the sale of an additional 326 lots over the next two years. In July 1996, one of the homebuilders purchased an additional 16 lots under the terms of such an option agreement. In June 1996, the Company sold its Eagle Crest Golf Course at Rancho San Pasqual to a nationally recognized owner/operator of high-end daily fee golf courses and private country clubs for $6.1 million. After paying termination related costs to the operator of the golf course and closing costs, the Company realized net proceeds of approximately $5 million. Under loan agreements with Nomura, the Company utilized 90% of such sales proceeds, along with 50% of the net proceeds from Rancho San Pasqual assessment district reimbursements, to prepay approximately $10.4 million of outstanding senior bank debt. During the second quarter, after full repayment of the original $5 million construction loan, the Company reborrowed $1.4 million under the construction loan agreement's one-time right to reborrow $5 million. As of June 30, 1996, the Company's remaining availability under the construction loan was $3.6 million.

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to non-cash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development and infrastructure are significant. The Company will continue to be dependent primarily on real estate asset sales, existing financing arrangements (Note 4) and cash and cash equivalents on-hand to fund infrastructure construction costs at Rancho San Pasqual, a minimum level of project development costs for Bolsa Chica, cash interest payments and general and administrative expenses during the remainder of 1996. With the recent approval of the Bolsa Chica project by the California Coastal Commission, the Company is also seeking new financing for development of Bolsa Chica and evaluating recapitalization alternatives.

FINANCIAL CONDITION

JUNE 30, 1996 COMPARED WITH DECEMBER 31, 1995

    The $1.7 million decrease in cash and cash equivalents primarily reflects spending for Bolsa Chica project development costs, and general and administrative expenses, partially offset by approximately $1.4 million in proceeds from land sales at the Company's resort/residential property in Michigan during the six months ended June 30, 1996, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $1.3 million at June 30, 1996 reflects funds deposited into escrow accounts for funding certain infrastructure costs at Rancho San Pasqual.


    The $4.8 million decrease in operating properties reflects the sale of the Eagle Crest Golf Course at Rancho San Pasqual.

    The $5.2 million decrease in senior bank debt reflects net prepayments on the Nomura loans, resulting primarily from sales of 122 residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, partially offset by construction borrowings.

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

    The $9.3 million increase in asset sales revenues from $4.2 million in 1995 to $13.5 million in 1996 and the $9.7 million increase in related costs of asset sales from $2.7 million to $12.4 million primarily reflect the sale of residential lots and the Eagle Crest Golf Course at Rancho San Pasqual for $5.8 million and $6.1 million, respectively, during the second quarter of 1996. These increases were partially offset by the absence in 1996 of $2.3 million in Wentworth residential home sales as a result of the sale of the entire Wentworth project during the fourth quarter of 1995. The decline in gross margin in the second quarter of 1996 versus the comparable period of 1995 primarily reflects the absence in 1996 of the 1995 gain on sale of wharfage rights in Coronado, California.

    The $1.0 million and $1.6 million increases in revenues and gross margin, respectively, from operations are primarily due to improvements in the Company's commercial development business for the three months ended June 30, 1996 as compared with the same period in 1995.

    The $.7 million increase in interest expense from $5.6 million in 1995 to $6.3 million in 1996 primarily reflects compounded interest on the Company's subordinated debentures.

    The $2.6 million increase in other expense (income), net during the three months ended June 30, 1996 as compared with the three months ended June 30, 1995 primarily reflects the absence of 1995 non-recurring income from reductions in excess environmental reserves due to favorable governmental agency rulings.

    The benefit for income taxes for the three months ending June 30, 1996 has been offset by a corresponding valuation allowance.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

    The $4.7 million increase in asset sales revenues from $9.3 million in 1995 to $14.0 million in 1996 and the related $4.9 million increase in costs of asset sales from $7.8 million in 1995 to $12.7 million in 1996 primarily reflect the sale of the residential lots and Eagle Crest Golf Course at Rancho San Pasqual during the six months ended June 30, 1996. These increases were partially offset by the absence in 1996 of Wentworth residential sales. The decline in gross margin primarily reflects the absence of the 1995 gain on sale of wharfage rights.

    The $1.9 million and $2.5 million increases in revenues and gross margin, respectively, from operations primarily reflect higher revenues in the Company's commercial development business.

    The $1.5 million increase in interest expense from $10.9 million in 1995 to $12.4 million in 1996 principally reflects compounded interest on the Company's subordinated debentures.

    The $3.0 million increase in other expense (income), net reflects the absence of 1995 non-recurring income described above.

    The benefit for income taxes for the six months ending June 30, 1996 has been offset by a corresponding valuation allowance.

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


                             PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS


    See "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.


ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

      10.1 Koll Asia Pacific Development Services Amended and Restated Pacific Rim Joint Business Opportunity Agreement.

      27.1    Financial Data Schedule.

      (b)     Reports on Form 8-K:
              None.


                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       KOLL REAL ESTATE GROUP, INC.



Date  August 13,  1996                 /s/   Raymond J. Pacini
      ----------------                 ----------------------------
                                       RAYMOND J. PACINI
                                       Executive Vice President and
                                       Chief Financial Officer