Form 10-Q
period 1996-09-30
KOLL REAL ESTATE GROUP INC
filed 1996-11-14
CIK 840216

          This Form 10-Q consists of 15 sequentially numbered pages.

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
              --------------------------------------------------
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 1996

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


                           Yes   X             No
                                ---                ---

The number of shares of Class A Common Stock outstanding at November 1, 1996 were 48,932,555.

                         KOLL REAL ESTATE GROUP, INC.

                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                  I N D E X



                                                                        PAGE NO.
                                                                        --------

Part I - Financial Information:


         Item 1  -  Financial Statements
                    Introduction to the Financial Statements..........        3

                    Balance Sheets -
                    December 31, 1995 and September 30, 1996..........        4

                    Statements of Operations -
                    Three Months and Nine Months Ended
                       September 30, 1995 and  1996...................        5

                    Statements of Cash Flows -
                    Nine Months Ended September 30, 1995 and 1996.....        6

                    Notes to Financial Statements.....................        7


         Item 2  -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............       11


PART II - Other Information:

          Item 1 - Legal Proceedings..................................       14

          Item 6 - Exhibits and Reports on Form 8-K...................       14


SIGNATURE.............................................................       15

                         KOLL REAL ESTATE GROUP, INC.

                        PART I - FINANCIAL INFORMATION


ITEM 1  -   FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the
 Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and the current year's previously issued Quarterly Reports on Form 10-Q.

     The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                        KOLL REAL ESTATE GROUP, INC.
                             BALANCE SHEETS

                              (in millions)


                                             December 31,        September 30,
                                                 1995                1996
    ASSETS                                      -----               -----

Cash and cash equivalents                    $    4.9           $     1.2
Restricted cash                                   2.5                  .6
Real estate held for development or sale         28.1                34.3
Operating properties, net                         4.8                  --
Land held for development                       220.0               222.6
Other assets                                     16.9                16.6
                                               ------              ------
                                               $277.2              $275.3
                                               ======              ======
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
   liabilities                                 $  4.9              $  6.2
  Senior bank debt                               16.6                11.7
  Project debt                                      -                 6.8
  Subordinated debentures                       173.2               189.9
  Other liabilities                              52.9                53.3
                                               ------              ------
  Total liabilities                             247.6               267.9
                                               ======              ======
Stockholders' equity:
  Series A Preferred Stock                         .4                  .4
  Class A Common Stock                            2.4                 2.4
  Capital in excess of par value                229.9               229.4
  Deferred proceeds from stock issuance          (1.1)                (.6)
  Minimum pension liability                      (1.0)               (1.0)
  Accumulated deficit                          (201.0)             (223.2)
                                               ------               -----
  Total stockholders' equity                     29.6                 7.4
                                               ------               -----
                                               $277.2              $275.3
                                               ======              ======

                See accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.
                           STATEMENTS OF OPERATIONS
                   (in millions, except per share amounts)


                                   Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                   1995          1996         1995         1996
                                   ----          ----         ----         ----
REVENUES:
  Asset Sales                     $ 3.6          $ 3.6       $12.9        $17.6
  Operations                        3.2            2.8         6.0          7.5
                                  -----          -----       -----        -----
                                    6.8            6.4        18.9         25.1
                                  -----          -----       -----        -----

COSTS OF:
  Asset Sales                       3.1            2.2        10.9         14.9
  Operations                        2.8            3.0         7.5          7.1
                                   ----           ----        ----         ----
                                    5.9            5.2        18.4         22.0
                                   ----           ----        ----         ----
  Gross operating margin             .9            1.2          .5          3.1

General and
  administrative expenses           1.8            2.1         5.9          5.8
Interest expense                    5.9            6.3        16.8         18.7
Other expense, net                  8.9             .3         6.2           .6
                                   ----           ----        ----         ----
Loss before income taxes          (15.7)          (7.5)      (28.4)       (22.0)

Provision (benefit) for
  income taxes                     (7.2)            .1       (11.5)          .2
                                   -----          ----       ------         ----
Net Loss                         $ (8.5)         $(7.6)     $(16.9)      $(22.2)
                                 =======         =====      =======      ======
Net loss per common share        $ (.18)         $(.16)      $(.36)       $(.46)
                                 =======         =====      =======      ======




             See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                         Nine Months Ended
                                                           September 30,
                                                          1995        1996
                                                          ----        ----
Cash flows from operating activities:
  Net loss                                              $(16.9)     $(22.2)
  Adjustments to reconcile to cash
      used by operating activities:
    Depreciation and amortization                           .9          .7
    Non-cash interest expense                             15.4        17.3
    Asset revaluations                                     7.5          --
    Gains on asset sales                                  (2.0)       (2.7)
    Proceeds from asset sales, net                        12.2        16.0
    Investments in real estate held
      for development or sale                            (10.5)      (14.7)
    Investments in land held for development              (6.9)       (2.6)
    Decrease (increase) in other assets                    5.5         (.4)
    Increase (decrease) in accounts payable,
      accrued and other liabilities                      (36.6)        1.1
                                                          -----       -----
         Cash used by operating activities               (31.4)       (7.5)
                                                          -----       -----
Cash flows from financing activities:
  Borrowings of senior bank debt                          20.3         6.2
  Repayments of senior bank debt                          (4.2)      (11.1)
  Borrowings of project debt                                --         6.8
  Use of restricted cash                                    --         1.9
                                                          -----      ------
         Cash provided (used) by
           financing activities                           16.1         3.8
                                                         ------      ------

Net decrease in cash and cash equivalents                (15.3)       (3.7)

Cash and cash equivalents - beginning of period           20.5         4.9
                                                         ------      ------
Cash and cash equivalents - end of period                $ 5.2       $ 1.2
                                                         ======      ======

             See the accompanying notes to financial statements.

                        KOLL REAL ESTATE GROUP, INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1995, and the current year's previously issued Quarterly Reports on Form 10-Q.

     Certain prior period amounts have been reclassified to conform with their current period presentation.

NOTE 2 - LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding for the three months ended September 30, 1995 and 1996 were 47.3 million shares and
48.5 million shares, respectively, and the weighted average number of common shares outstanding for the nine months ended September 30, 1995 and 1996 were 47.0 and 48.0 million shares, respectively. The Series A Preferred
Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.

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

     The Coastal Commission approval in January 1996 was subject to suggested modifications. These suggested modifications were approved by the Orange
County Board  of Supervisors in June 1996, and on July 11, 1996 the
California  Coastal Commission certified the LCP for the Company's Bolsa
Chica property. The Company is pursuing the secondary permitting process for the mesa through the County of Orange in order to implement the approved development plan. This process is currently expected to be completed in the second half of 1997. The Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining the secondary permits, to commence infrastructure construction
on the mesa in the second half of  1997.   However, due  to  certain  factors
beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed substantially. In this regard, on March 6, 1996 and March 11, 1996, two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project, and are currently expected to be tried in the first half of 1997. The Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however there can be no assurance in this regard or that these suits will not result in delays.

     Under the 3,300-unit LCP the Company is committed to restoring the wetlands at Bolsa Chica provided that federal agencies approve development of up to 900 homes in the lowlands. Wetlands restoration and development on the lowlands remains subject to approval of a federal permit by the U.S. Army Corps of Engineers, which the Company continues to pursue. The Company's goal is to obtain such approval in 1997, however, the Corps of Engineers could delay or decline its approval. In the meantime, the Company has continued to work closely with the various state and federal agencies which have expressed an interest in acquiring the Bolsa Chica lowlands and restoring the wetlands. In March 1996, the Company entered into a letter of intent to sell approximately 880 lowland acres owned by the Company at Bolsa Chica to the California State Lands Commission for $25 million. On October 4, 1996, various state and federal agencies, led by the State Resources Agency, the State Lands Commission and the U.S. Department of the Interior, entered into an interagency agreement which provides a funding mechanism for acquisition and restoration of the Bolsa Chica lowlands. On October 8, 1996 the California Coastal Commission also approved this proposal. Under the interagency agreement, the Ports of Los Angeles and Long Beach have agreed to fund an aggregate of $67 million for an acquisition and wetlands restoration escrow account in exchange for habitat mitigation credits required for their on-going facilities' expansion. The sale of the lowlands is targeted to close by year-end but the ability of the Company to complete any such transaction remains subject
to   various contingencies,  including:  (i) finalizing acquisition terms;
(ii) analysis of the results of an environmental site assessment by state and federal agencies; (iii) negotiation and execution of an oil field cleanup agreement between the oil operator and the State Lands Commission;
(iv) satisfactory completion and analysis of an appraisal and title report; and (v) State Lands Commission approval. Of course, there can be no assurance that a definitive agreement will be entered into or that any transaction will be completed.

NOTE 4 - DEBT

    SENIOR BANK DEBT

      During the first nine months of 1996, the Company borrowed approximately $6.2 million and repaid approximately $6.5 million under a construction loan agreement with Nomura Asset Capital Corporation

("Nomura") to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County. In June 1996, the Company also repaid approximately $4.6 million under a letter of credit and reimbursement agreement with Nomura. The amount borrowed includes approximately $2.5 million borrowed under the agreement's one-time right to reborrow $5 million after repayment of the initial $5 million construction loan, which occurred in June 1996. As of September 30, 1996, the Company's remaining availability under the construction loan was approximately
$2.5 million. The Company currently expects to exercise its option to extend the initial maturity date under the loans from December 20, 1996 to December 20, 1997. As required under the construction loan agreement, in January 1995 the Company deposited $5 million into an escrow account to be used solely for funding of infrastructure construction costs at Rancho San Pasqual, of which $.6 million remains as restricted cash as of September 30, 1996.

     Cash payments for interest on senior bank debt were approximately $.9 million and $1.2 million for the nine months ended September 30, 1995 and 1996, respectively.

     PROJECT DEBT

     In the third quarter of 1996, a subsidiary of the Company obtained a $20 million construction loan, guaranteed by the Company, for a build-to-suit corporate headquarters facility. The initial interest rate on the loan was 8.25%. The Company elected to convert the interest rate to 30-day LIBOR plus 2% after the first construction draw. The maturity date of the loan is the earlier of July 1, 1997 or 15 days after substantial completion of the building. As of September 30, 1996, the total amount borrowed was $6.7 million. The Company has entered into a purchase and sale agreement with a financial institution which will purchase the building upon completion.

     Also during the third quarter, a subsidiary of the Company obtained a $2 million non-revolving line of credit, guaranteed by the Company, for construction of a build-to-suit distribution facilty. The line of credit bears interest at prime plus .75% and is due August 12, 1997. As of September 30, 1996, the total amount borrowed was $.1 million. The Company is negotiating with a prospective purchaser which would acquire the building upon completion.

    SUBORDINATED DEBT

     Subordinated debt was comprised of the following (in millions):



                                                 December 31,     September 30,
                                                     1995              1996
                                                 ------------     -------------
  Senior subordinated debentures                    $138.2           $155.3
  Subordinated debentures                             34.6             38.8
                                                    ------            -----
    Total face amount                                172.8            194.1
  Less unamortized discount                           (5.6)            (5.2)
  Plus accrued interest                                6.0              1.0
                                                    ------            -----
                                                    $173.2           $189.9
                                                    ======           ======


     The Company is continuing to negotiate with its Debentureholders for an acceptable solution to de-leverage its capital structure; however, unless these negotiations are completed to the Company's satisfaction on a timely basis, the Company will consider other alternatives.

NOTE 5 - INCOME TAXES

     The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $147 million of available net operating loss carryforwards, of which none are recognized after consideration of the valuation allowance, as of September 30, 1996. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

     Any potential future recapitalization implemented by the Company could have an effect on the amount of net operating loss carryforwards available to offset future taxable income.

     Cash payments for federal, state and local income taxes were approximately $.2 million and $.1 million for the nine months ended September 30, 1995 and 1996, respectively. Tax refunds received were $.4 million and $0 for the nine months ended September 30, 1995 and 1996, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied Signal Inc., a predecessor of the Company. The
Company has not been named as a PRP at the site. However, Allied Signal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of $6.2 million. EPA estimates that it has spent approximately $3.9 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP pay approximately between $2.6 and $3.3 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has determined to vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial,
industrial, retail and  residential development   services   to  third
parties,  including   feasibility   studies, entitlement coordination,
project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, the Company's immediate strategic goals are to (i) obtain new financing for development of the Bolsa Chica mesa; (ii) complete the secondary permitting for development of the Bolsa Chica mesa and secure all federal permits for development and restoration of the Bolsa Chica lowlands; (iii) continue working with state and federal agencies in an effort to complete the proposed sale of the Bolsa Chica lowlands to the California State Lands Commission, as described in Note 3; (iv) complete negotiations with its Debentureholders to de-leverage the Company's capital structure as described in Note 4; and (v) to maintain adequate liquidity to cover general and administrative, liability management and interest costs. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

     Real estate held for development or sale and land held for development (real estate properties) are carried at the lower of cost or estimated net realizable value based on undiscounted cash flows. The Company's real estate properties are subject to a number of uncertainties which can affect the  future values  of  those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally,  on  the availability
of  potential  purchasers  for  such  properties  and   upon   the
availability   of  sources  of  financing  for  carrying  and  developing such properties. However, over the past year, the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased.

LIQUIDITY AND CAPITAL RESOURCES

      The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

     During the nine months ended September 30, 1996, the Company borrowed $6.2 million under its construction loan agreement with Nomura Asset
Capital Corporation ("Nomura") to fund infrastructure improvements at its Rancho San Pasqual golf and residential community in San Diego county. During the nine months ended September 30, 1996, the Company completed sales of 138 residential lots  at  Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $6.3 million. These four homebuilders have rolling options which if exercised would result in the sale of an additional 310 lots over  the  next two  years
for aggregate gross proceeds approximating $13.4 million. In  October 1996, one of the homebuilders purchased an additional 19 lots under the terms of such  an  option agreement. In June 1996, the Company sold its Eagle Crest
Golf Course at Rancho San Pasqual to a nationally recognized owner/operator of  high-end  daily  fee golf courses and private country clubs for $6.1
million.   After paying  termination related costs to the operator of the golf course and closing costs, the Company realized net proceeds of approximately $5 million. Under loan agreements with Nomura, the Company utilized 90% of such sales proceeds, along with 50% of the net proceeds from Rancho San Pasqual assessment district reimbursements, to prepay approximately $11.1 million of outstanding senior bank debt. During the second and third quarters, after full repayment of the original $5 million construction loan, the Company reborrowed $2.5 million under the
construction  loan  agreement's one-time right to reborrow $5  million.   As
of September 30, 1996, the Company's remaining availability under the construction loan was approximately $2.5 million.

     Historically,  sources  of capital have included  bank  lines  of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of
1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant
portion of such losses  is attributable   to  non-cash  interest  expense  on
the Company's subordinated debentures, the Company's capital expenditures for project development and infrastructure are significant. The Company will continue to be dependent primarily on real estate asset sales, existing financing arrangements (Note 4) and cash and cash equivalents on-hand to fund infrastructure construction costs at Rancho San Pasqual, a minimum level of project development costs for Bolsa Chica, cash interest payments and general and administrative expenses during the remainder of 1996. At September 30, 1996, the Company's unrestricted cash and cash equivalents aggregated $1.2 million and restricted cash of $.6 million was available to fund infrastructure improvements at the Company's Rancho
San Pasqual project. With the recent approval of the Bolsa Chica project by the California Coastal Commission, the Company is also seeking new financing for development of Bolsa Chica and continuing to negotiate with its Debentureholders for an acceptable solution to de-leverage the Company's capital structure, as described in Note 4. While the Company expects to complete the sale of the Bolsa Chica lowlands by December 31, 1996 as described in Note 3, in the event that such sale is not completed on a timely basis, the Company believes it would be able to secure new financing, or complete other asset sales in order to be able to meet its obligations as they become due during 1997.

FINANCIAL CONDITION

SEPTEMBER 30, 1996 COMPARED WITH DECEMBER 31, 1995

     The  $3.7 million decrease in cash and cash equivalents primarily reflects
spending   for   Bolsa  Chica  project  development  costs,  and   general
and administrative  expenses,  partially offset by  approximately  $2.5 million in proceeds from land sales at the Company's resort/residential property in Michigan during the nine months ended September 30, 1996, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $.6 million at September 30, 1996 reflects funds deposited into escrow accounts for funding certain infrastructure costs at Rancho San Pasqual.

     The $6.2 million increase in real estate held for development or sale primarily reflects construction costs for a build-to-suit project in Phoenix, Arizona. The Company has contracted for the building to be sold upon completion of construction in the second half of 1997.

     The $4.8 million decrease in operating properties reflects the June 1996 sale of the Eagle Crest Golf Course at Rancho San Pasqual.

     The $4.9 million decrease in senior bank debt reflects net prepayments on the Nomura loans, resulting primarily from sales of 138 residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, partially offset by construction borrowings during the nine months ended September 30, 1996.

     The $6.8 million increase in project debt reflects borrowing from banks for two build-to-suit projects by subsidiaries of the Company. The Company has entered into a purchase and sale agreement with a financial institution for the sale of one of the buildings upon completion, and is negotiating with a potential purchaser for the sale of the other building upon completion.

RESULTS OF OPERATIONS

     The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Asset sales revenues during the third quarter of 1996 of $3.6 million primarily reflect $1.2 million in sales of resort/residential lots in Michigan and $1.9 million of residential sales at the Company's Oceanside Hills project in San Diego County, California. The $3.6 million of asset sales during the third quarter of 1995 primarily reflect residential sales at the Wentworth project in New Hampshire and the sale of a leasehold interest in Grand Caribe Island in Coronado, California, along with $.5 million in residential sales at the Oceanside project. The $.9 improvement in gross margin on asset sales reflects the lower cost of sales of Michigan lots.

     Revenues from operations in 1996 reflect a $.6 million increase in the commercial development business which was more than offset by a $1.3 million decrease  due  to  the absence of Wentworth marina and Eagle Crest
Golf  Course revenues in the recent quarter due to the sale of these assets.

     The $.3 million increase in general and administrative expense from $1.8 million in 1995 to $2.1 million in 1996 primarily reflects costs related to the evaluation of recapitalization alternatives with respect to the subordinated debentures.

     The $.4 million increase in interest expense from $5.9 million in 1995 to $6.3 million in 1996 primarily reflects compounded noncash interest on the Company's subordinated debentures.

     The $8.6 million decrease in other expense, net from $8.9 million in 1995 to $.3 million in 1996 primarily reflects $7.5 million in asset write-downs in 1995 on the Company's Wentworth project and Eagle Crest Golf Course at
Rancho San Pasqual to reflect estimated net realizable values and $1.0 million of non-recurring income in 1996 from a reduction in litigation reserves due to a recent settlement.

     The benefit for income taxes for the three months ended September 30, 1996 has been offset by a corresponding valuation allowance.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995


     The $4.7 million increase in asset sales revenues from $12.9 million in 1995 to $17.6 million in 1996 and the related $4.0 million increase in costs of asset sales from $10.9 million in 1995 to $14.9 million in 1996 primarily reflect the sale of the residential lots and Eagle Crest Golf
Course at Rancho San Pasqual and sales of resort/residential lots in Michigan during the nine months ended September 30, 1996. These increases were partially offset by the absence in 1996 of Wentworth residential sales as a result of the sale of the entire Wentworth project in the fourth quarter of 1995. The $.7 million improvement in gross margin on asset sales primarily reflects gains on sales of Michigan lots, partially offset by the absence in 1996 of the gains on sales of the Coronado wharfage rights and leasehold interest in 1995.

     The $1.5 million and $1.9 million increases in revenues and gross margin, respectively, from operations primarily reflect higher revenues in the Company's commercial development business during the nine months ended September 30, 1996, partially offset by the absence of Wentworth marina revenues throughout 1996 and the sale of the Eagle Crest Golf Course in June 1996.

     The $1.9 million increase in interest expense from $16.8 million in 1995 to $18.7 million in 1996 principally reflects compounded noncash interest on the Company's subordinated debentures.

     The $5.6 million decrease in other expense, net primarily reflects the absence of 1995 asset write-downs described above, partially offset by $3.0 million of non-recurring income in 1995 from a reduction in excess environmental reserves.

     The benefit for income taxes for the nine months ended September 30, 1996 has been offset by a corresponding valuation allowance.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Certain of the foregoing information is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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


                                       KOLL REAL ESTATE GROUP, INC.



Date:  November 14, 1996                /s/  Raymond J. Pacini
                                        ----------------------------
                                        RAYMOND J. PACINI
                                        Executive Vice President and
                                        Chief Financial Officer