Form 10-K
period 1996-12-31
KOLL REAL ESTATE GROUP INC
filed 1997-02-20
CIK 840216

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JANUARY 31, 1997 WAS $6,069,279.

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF JANUARY 31, 1997 WAS 48,938,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    The Company is a real estate development company with properties principally in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential real estate development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, the Company's immediate strategic goals are to (i) obtain new financing for development of the Bolsa Chica mesa; (ii) successfully defend against the litigation challenging the California Coastal Commission's approval of the Bolsa Chica project; (iii) complete the secondary permitting for development of the Bolsa Chica mesa; (iv) commence infrastructure construction on the Bolsa Chica mesa in the fourth quarter of 1997; (v) continue the growth of the Company's commercial development business on a national and international basis; and (vi) complete the proposed recapitalization of the Company to deleverage the Company's capital structure, which proposed recapitalization includes a combination and reclassification of the Company's Class A Common Stock and Series A Convertible Preferred Stock through the issuance of 1.75 shares of Common Stock for each outstanding share of Preferred Stock, a one for one hundred (1:100) reverse stock split of the reclassified Common Stock and the exchange, pursuant to a registered exchange offer, of reclassified Common Stock for all of the Company's outstanding senior subordinated debentures and subordinated debentures (collectively the "Recapitalization"). There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company's executive offices are located at 4343 Von Karman Avenue, Newport Beach, California 92660 (telephone: (714) 833-3030).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    BOLSA CHICA. The Bolsa Chica property is the principal property in the Company's portfolio. Following completion of the Company's recent sale of approximately 880 lowland acres of its Bolsa Chica property to the State of California on February 14, 1997, as described below, the Company owns approximately 310 acres of the 1,600 acres of undeveloped Bolsa Chica land, approximately 1,200 acres of which will be devoted to the restoration, creation and preservation of wetlands, open space, parks and trails. Bolsa Chica is located adjacent to the Pacific Ocean in northwestern Orange County, California. Bolsa Chica is bordered on the north and east by residential development, to the south by open space and residential development, and to the west by the Pacific Coast Highway and the Bolsa Chica State Beach. Bolsa Chica is one of the last large undeveloped coastal properties in Southern California, and is located approximately 35 miles south of downtown Los Angeles.

    The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices. In December 1994, the Orange County Board of Supervisors unanimously approved a Local Coastal Program ("LCP") for up to 3,300 units of residential development and a wetlands restoration plan for this property. The 3,300-unit LCP provides for development of up to 2,500 homes on the mesa (high ground) portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate.

The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The California Coastal Commission approved the LCP in January 1996 subject to suggested modifications. These suggested modifications were approved by the Orange County Board of Supervisors in June 1996, and on July 11, 1996 the California Coastal Commission certified the LCP for the Company's Bolsa Chica property.

    On February 14, 1997, the Company completed the sale of approximately 880 lowland acres owned by the Company at Bolsa Chica to the California State Lands Commission for $25 million, and will, therefore, forego opportunities to develop up to 900 homes in the lowland. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica lowlands utilizing escrowed funds from the Ports of Los Angeles and Long Beach. A reserve of $1.5 million has been included in the Company's Balance Sheet as of December 31, 1996, with respect to potential costs payable by the Company under agreements negotiated with the State Lands Commission and certain oil field operators regarding environmental clean-up at the Bolsa Chica lowlands. See Note 5 to Financial Statements. In connection with the lowlands sale, the Company paid $833,333 of these costs at closing, leaving a reserve balance of $700,000 on its financial statements for potential additional clean-up costs.

    The Company is now pursuing the secondary permitting process for the mesa through the County of Orange in order to implement the approved development plan for up to 2,500 homes. This process is currently expected to be completed in the fourth quarter of 1997. The Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining the secondary permits, to commence infrastructure construction on the mesa in the fourth quarter of 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed. In this regard, on March 6, 1996 and March 11, 1996, two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project and are currently scheduled to be tried in April 1997. Given the recent sale of the Bolsa Chica lowlands described above, the primary issues which were the subject of this litigation have been eliminated. Furthermore, the plaintiffs in one of these lawsuits have informed the Company that given the sale of the lowlands, they will work with the Company in an effort to resolve the remaining issues of their lawsuit. The Company believes that the remaining litigation issues which challenge development of the Bolsa Chica mesa are without merit. Furthermore, the Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however, there can be no assurance in this regard or that these suits will not result in delays.

    Realization of the Company's investment in Bolsa Chica will depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry. See Notes 2 and 5 of Notes to Financial Statements.

    RANCHO SAN PASQUAL (FORMERLY EAGLE CREST). In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course which the Company operated from May 1993 to June 1996. The Company sold its Eagle Crest Golf Course at Rancho San Pasqual in June 1996, to a nationally recognized owner/operator of high-end daily fee golf courses and private country clubs for $6.1 million. On-going infrastructure construction was partially financed in 1995 and 1996 with a major financial institution which provided a total of $10 million in construction loans for the project. During the year ended December 31, 1996, the Company completed sales of 218 residential lots at Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $10.1 million. These four homebuilders have rolling options which if exercised would result in the sale of an additional 230 lots over the next eighteen (18) months for aggregate gross proceeds approximating

$10.4 million. Under loan agreements with Nomura Asset Capital Corporation, the Company utilized 90% of such sales proceeds and proceeds from formation of the Fairbanks Highlands joint venture described below, along with 50% of the net proceeds from Rancho San Pasqual assessment district reimbursements, to prepay approximately $18.2 million of outstanding senior bank debt during the year ended December 31, 1996. As of December 31, 1996, the Company had fully utilized its availability under the construction loan.

    FAIRBANKS HIGHLANDS. This property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. In December 1995 the Company received approval of a vesting tentative map from the City of San Diego's City Council. The approved plan includes 93 single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property. Under the terms of the joint venture agreement, the Company contributed its land to the venture at market value of $7.6 million in exchange for an initial cash payment of $4 million, a preferred return on its $3.6 million capital contribution and a continuing partnership interest in the venture. The Company's partner will manage the day-to-day operations of the venture, provide all construction financing and expects to build the majority of the homes at the site.

    ALISO VIEJO. Through a subsidiary, the Company owns a 49% general partnership interest in a 230-acre project, planned for approximately 1,200 single family residential units in southern Orange County. The property is well located, within close proximity to transportation infrastructure, employment centers and other attractions, including the Orange County (John Wayne) Airport (approximately 15 miles), the San Joaquin Hills Transportation Corridor (a quarter mile) and Laguna Beach (approximately 10 minutes). Homes are now offered for sale at seven of twelve planned communities, and a total of 254 homes have been sold and 58 homes were in escrow as of February 9, 1997. However, due to a significant shortfall in sales during 1995 versus forecast, the financial structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and established a reserve in 1995 as discussed below in Note 3 to Financial Statements.

    OTHER PROPERTIES. The Company owns land zoned for commercial/industrial use in Signal Hill, California, and resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions. A portion of the Signal Hill property has been improved with a 45,000 square foot distribution building, which is currently in escrow and scheduled to be sold during March 1997. In addition, during 1996, the Company acquired property in Phoenix, Arizona and Allen, Texas and is constructing a corporate headquarters facility and office/distribution center, respectively, on a build-to-suit basis. The Company has contracted for the sale of each of these buildings, which sales are expected to close in the third quarter of 1997.

    PROPERTY DISPOSITIONS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1994, 1995 and 1996.

    ENVIRONMENTAL AND REGULATORY MATTERS. Before the Company can develop a property, it must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging recently obtained governmental approvals.

    As more fully described above, in July 1996, the California Coastal Commission certified Orange County's residential development plan for Bolsa Chica. The Company now has the necessary primary approvals to proceed with development of up to 2,500 homes on the Bolsa Chica mesa. Secondary approvals of the details of the development plan, such as tentative tract maps and grading approvals from the County of Orange's planning staff, as well as a master coastal development permit from the County of Orange, must still be obtained. Nevertheless, the approval process for the Bolsa Chica property remains subject to the litigation described above, and there can be no assurance that such litigation will not result in delays.

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

    CORPORATE INDEMNIFICATION MATTERS. The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. See Notes to Financial Statements. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

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

    EMPLOYEES. As of December 31, 1996 the Company and its subsidiaries had approximately 125 employees.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information as well as certain information set forth in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including pending litigation challenging the California Coastal Commission's approval of the Bolsa Chica project) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Certain of the executive officers of the Company are also executive officers of The Koll Company ("Koll") and its affiliates. Accordingly, they will devote less than all of their working time to the businesses of the Company. Set forth below is information with respect to each executive officer.

        NAME AND TITLE          AGE*             BUSINESS EXPERIENCE
------------------------------  ----  ------------------------------------------
Donald M. Koll                   63   Chairman of the Board of the Company since
 Chairman of the Board and            March 1993 and Chief Executive Officer
 Chief Executive Officer              since October 1996. Managing Director --
                                      President and Director of the Company
                                      since prior to July of 1992. Chairman of
                                      the Board and Chief Executive Officer of
                                      Koll (general contracting and
                                      international real estate development
                                      since prior to 1992) and Chairman of the
                                      Board of Koll Management Services, Inc.,
                                      also known as Koll Real Estate Services
                                      ("KRES") (real estate management) since
                                      prior to 1992. Also a Director of Fidelity
                                      National Financial, Inc. since March 1995.

Richard M. Ortwein               55   President of the Company since October
 President                            1993. President, Southern California
                                      Division of Koll since prior to 1992.
                                      Executive Vice President of KRES from
                                      prior to 1992, and Director of KRES from
                                      1992 to March 1994.

Raymond J. Pacini                41   Executive Vice President and Secretary of
 Executive Vice President,            the Company since 1993; Chief Financial
 Chief Financial Officer,             Officer and Treasurer of the Company since
 Treasurer and Secretary              June of 1992. Managing Director of the
                                      Company prior to June of 1992. Executive
                                      Vice President and Chief Financial Officer
                                      of KRES from March to November 1993.

------------------------

* As of December 31, 1996

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

          PROPERTY                     LOCATION             ACRES            PRESENT OR PLANNED USE
----------------------------  --------------------------  ---------  --------------------------------------
Newport Beach*                Newport Beach, CA              --      Headquarters
Bolsa Chica                   Huntington Beach, CA              310  Oceanfront residential community
Rancho San Pasqual            Escondido, CA                     650  Residential community
Fairbanks Highlands**         San Diego, CA                     390  Residential community
Aliso Viejo**                 Aliso Viejo, CA                   230  Residential community
Michigan Land                 Upper Peninsula, MI             1,100  Resort/residential lots
Signal Hill                   Signal Hill, CA                     3  Commercial/industrial land and
                                                                       distribution facility
PetsMart                      Phoenix, AZ                        20  Corporate headquarters
EDS***                        Allen, TX                          14  Office/distribution center

------------------------

  * Leased

 ** Minority interest in partnership or limited liability company

*** Majority interest in partnership

ITEM 3.  LEGAL PROCEEDINGS

    On January 13, 1995, two lawsuits challenging the Orange County Board of Supervisors' approval of the Bolsa Chica project were filed in Orange County Superior Court (the "Court"). Although the lawsuits differed in the particular issues they raised, generally they each alleged, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. One lawsuit, which was brought by the school districts, has been settled with an agreement regarding school fees to be paid to the plaintiff districts. In the other "environmental lawsuit," the plaintiffs did not seek monetary damages, but instead asked the Court to set aside the approval of the Bolsa Chica project. In February 1996, the Court ruled on the "environmental lawsuit," rejecting all but one of the arguments, and requiring an additional 45-day public review and comment period regarding the tidal inlet portion of the wetlands restoration plan, which was completed in the second quarter of 1996. The County reapproved the plan without change in June 1996 and the Court approved a judgment dismissing the lawsuit on January 24, 1997.

    On March 6, 1996 and March 11, 1996 two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project and are currently scheduled to be tried in April 1997. Given the recent sale of the Bolsa Chica lowlands described above, the primary issues which were the subject of this litigation have been eliminated. Furthermore, the plaintiffs in one of these lawsuits have informed the Company that given the sale of the lowlands, they will work with the Company in an effort to resolve the remaining issues of their lawsuit. The Company believes that the remaining litigation issues which challenge development of the Bolsa Chica mesa are without merit. Furthermore, the Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however, there can be no assurance in this regard or that these suits will not result in delays. See "Business--Environmental and Regulatory Matters," and "--Corporate Indemnification Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following tables set forth information with respect to bid quotations for the Common Stock of the Company for the periods indicated as reported by NASDAQ. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                             HIGH        LOW
                                                           ---------  ---------
1996
First Quarter............................................  $    .531  $    .313
Second Quarter...........................................       .250       .156
Third Quarter............................................       .250       .156
Fourth Quarter...........................................       .250       .125

1995
First Quarter............................................  $    .500  $    .344
Second Quarter...........................................       .469       .313
Third Quarter............................................       .594       .344
Fourth Quarter...........................................       .469       .250

1994
First Quarter............................................  $    .531  $    .250
Second Quarter...........................................       .406       .125
Third Quarter............................................       .344       .188
Fourth Quarter...........................................       .625       .281

    The number of holders of record of the Company's Common Stock as of December 31, 1996 was approximately 25,000. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock. Such dividend policy is and will continue to be subject to prohibitions on the declaration or payment of dividends contained in debt agreements of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below is selected financial data of the Company and its consolidated subsidiaries. The following information should be read in conjunction with the financial statements beginning on page F-2 of this Form 10-K.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1992       1993       1994       1995       1996
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments (a)..........  $    41.6  $    43.5  $    13.0  $     4.9  $     2.1
  Total assets (a)...............................................      486.1      436.0      414.0      272.4      272.2
  Senior bank debt (b)...........................................       65.4        7.0     --           16.6        7.1
  Project debt...................................................     --         --         --         --           12.5
  Subordinated debentures (b)....................................      165.1      134.9      152.9      173.2      195.9
  Total stockholders' equity (c).................................  $   149.6  $   163.5  $   145.5  $    29.6  $     1.1
  Fully diluted shares outstanding at end of period (g)..........       86.4       91.4      102.5      102.4      102.4
  Book value per fully diluted share.............................  $    1.73  $    1.79  $    1.42  $     .29  $     .01
STATEMENT OF OPERATIONS DATA:
  Revenues (d),(e)...............................................  $    28.3  $    16.7  $    21.4  $    34.0  $    44.8
  Loss from continuing operations (e),(f)........................      (41.9)     (20.1)     (18.7)    (116.9)     (28.9)
  Net income (loss) (f)..........................................      (38.4)      14.3      (18.0)    (116.9)     (28.9)
Per common share:
  Loss from continuing operations (c),(e),(f)....................      (1.44)      (.24)      (.43)     (2.48)      (.60)
  Net income (loss) (f),(g)......................................  $   (1.32) $     .17  $    (.41) $   (2.48) $    (.60)
  Weighted average shares outstanding (g)........................       29.0       83.0       43.8       47.1       48.3

------------------------

(a) The decrease in total assets at December 31, 1993 is primarily due to the disposition of the Company's investment in Deltec Panamerica S.A. ("Deltec") and the sale of Lake Superior Land Company ("Lake Superior"). The decrease in total assets and cash, cash equivalents and short-term investments at December 31, 1994 is primarily attributable to the funding of project development costs and general and administrative expenses, as well as funds deposited into a restricted cash account to secure a $25 million letter of credit facility related to the Abex litigation. The decreases in cash, cash equivalents and short term investments at December 31, 1995 and 1996 are primarily attributable to the funding of project development and infrastructure costs and general and administrative expenses, partially offset by sales of real estate held for development or sale. The decrease in total assets at December 31, 1995 is primarily due to the asset revaluation of Bolsa Chica and the decrease in cash described above.

(b) The decrease in debt at December 31, 1993 reflects principal repayments on senior bank debt and the exchange of subordinated debentures in connection with the sale of Lake Superior and the issuance of 3.4 million shares of Class A Common Stock of the Company to Libra. The increase in debt at December 31, 1995 reflects borrowings under new credit agreements to settle the Abex litigation and construct infrastructure improvements at Rancho San Pasqual. The decrease in senior bank debt at December 31, 1996 reflects principal repayments in excess of borrowings for construction of infrastructure improvements at Rancho San Pasqual. The increase in project debt at December 31, 1996 reflects borrowings from banks for build-to-suit projects.

(c) The increase in equity at December 31, 1993 primarily reflects net income for the year then ended. The decrease in equity at December 31, 1995 reflects the net loss for the year then ended, including the asset revaluation of Bolsa Chica. The decrease in equity at December 31, 1996 reflects the net loss for the year then ended, primarily due to interest expense on subordinated debentures.

(d) The decrease in 1993 revenues is principally due to a decrease in land sales and the absence of revenues from a hotel disposed of in 1992, partially offset by revenues from the Eagle Crest Golf Course which opened in May 1993, and development fees generated by the business acquired from The Koll Company in September 1993. The increase in 1995 revenues is due to an increase in land sales and Wentworth By The Sea residential and marina sales. The increase in 1996 revenues reflects the sale of residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, the formation of the Fairbanks Highlands joint venture and the sale of resort/residential lots in Michigan.

(e) Amounts have been reclassified to present Lake Superior and Deltec as discontinued operations.

(f) The loss from continuing operations for the year ended December 31, 1993 reflects lower interest expense related to lower debt outstanding, as well as nonrecurring income of $3 million received upon termination of a put option agreement with Abex Inc. and a $2 million insurance reimbursement related to costs incurred in 1992. Net income and net income per common share for 1993 reflect gains on the dispositions of Lake Superior and Deltec and an extraordinary gain on debt extinguishment. The loss from continuing operations, net loss and loss per common share for the year ended December 31, 1995 reflect approximately $121.1 million of charges related to write-downs of real estate properties, including Bolsa Chica. The loss from continuing operations, net loss and loss per common share for the year ended December 31, 1996 is primarily the result of noncash interest charged on the subordinated debentures.

(g) In July 1992, approximately 19.7 million shares of Class A Common Stock and
    42.5 million shares of Series A Preferred Stock were issued in connection with the merger of a subsidiary of Henley Properties with and into the Henley Group. The Preferred Stock is not included in the loss per share calculations except for 1993 since the effect is antidilutive. In December 1993, the Company issued 3.4 million shares of its Common Stock in exchange for all of Libra's approximately $10.6 million in aggregate principal amount plus accrued interest of Subordinated Debentures issued by the Company. The 1993 earnings per share calculation includes these newly issued shares, along with the Preferred Stock and stock options outstanding. In November 1994, the Company issued 2.0 million shares (along with warrants for the purchase of an additional 2.0 million shares) of its Common Stock in connection with the acquisition of the Kathryn G. Thompson Company. The 1994, 1995 and 1996 amounts reflect conversion of 1.2 million, an additional
    1.0 million and an additional 1.4 million shares, respectively of Preferred Stock to Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, the Company's immediate strategic goals are to (i) obtain new financing for development of the Bolsa Chica mesa; (ii) successfully defend against the litigation challenging the California Coastal Commission's approval of the Bolsa Chica project; (iii) complete the secondary permitting for development of the Bolsa Chica mesa; (iv) commence infrastructure construction on the Bolsa Chica mesa in the fourth quarter of 1997; (v) continue the growth of the Company's commercial development business on a national and international basis; and

(vi) complete the Recapitalization to deleverage the Company's capital structure. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

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

    LIQUIDITY AND CAPITAL RESOURCES. The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

    During the year ended December 31, 1996, the Company borrowed $8.7 million under its construction loan agreement with Nomura Asset Capital Corporation ("Nomura") to fund infrastructure improvements at its Rancho San Pasqual golf and residential community in San Diego county. During the year ended December 31, 1996, the Company also completed sales of 218 residential lots at Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $10.1 million. These four homebuilders have rolling options which if exercised would result in the sale of an additional 230 lots over the next eighteen (18) months for aggregate gross proceeds approximating $10.4 million. In June 1996, the Company sold its Eagle Crest Golf Course at Rancho San Pasqual to a nationally recognized owner/ operator of high-end daily fee golf courses and private country clubs for $6.1 million. After paying termination related costs to the operator of the golf course and closing costs, the Company realized net proceeds of approximately $5 million. During 1996, the Company also formed a joint venture to develop the Fairbanks Highlands property. Under the terms of the joint venture agreement, the Company contributed its land to the venture at market value of $7.6 million in exchange for an initial cash payment of $4 million, a preferred return on its $3.6 million capital contribution and a continuing partnership interest in the venture. The Company's partner will manage the day-to-day operations of the venture, provide all construction financing and expects to build the majority of the homes at the site. Under loan agreements with Nomura, the Company utilized 90% of such sales and joint venture proceeds, along with 50% of the net proceeds from Rancho San Pasqual assessment district reimbursements, to prepay approximately $18.2 million of outstanding senior bank debt during the year ended December 31, 1996. As of December 31, 1996, the Company had fully utilized its availability under the construction loan. On February 18, 1997, the Company repaid the remaining balance of its senior bank debt with a portion of the proceeds from the sale of the Bolsa Chica lowlands and the Nomura credit facility was terminated.

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. While a significant portion of such losses is attributable to non-cash asset revaluations and non-cash interest expense on the Company's subordinated debentures, the Company's capital expenditures for project development and infrastructure are significant. The Company will continue to be dependent primarily on real estate asset sales, and cash and cash equivalents on-hand to fund project development costs for Bolsa Chica and general and administrative expenses during 1997. Following completion of the sale of the Bolsa Chica lowlands in February 1997 and utilization of $6.6 million to repay Nomura, the Company's cash balance exceeded $15 million. The Company is also seeking new financing for development of Bolsa Chica and implementing the Recapitalization to deleverage the Company's capital structure.

    FINANCIAL CONDITION.

    DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995. The $2.8 million decrease in cash and cash equivalents primarily reflects spending for Bolsa Chica project development costs, and general and administrative expenses, partially offset by approximately $3.6 million in proceeds from land sales at the Company's resort/residential property in Michigan during the year ended December 31, 1996, as well as other activity presented in the Statement of Cash Flows. Restricted cash of $.2 million at December 31, 1996 reflects funds remaining in escrow accounts for funding certain infrastructure costs at Rancho San Pasqual.

    The $2.9 million decrease in real estate held for development or sale primarily reflect the sales of residential lots at Rancho San Pasqual, formation of the Fairbanks Highlands joint venture and the disposition of Oceanside Hills, partially offset by construction costs for build-to-suit projects in Signal Hill, California, Phoenix, Arizona and Allen, Texas. The Company has contracted for these buildings to be sold upon completion of construction in the first quarter, third quarter and third quarter, respectively, of 1997.

    The $4.8 million decrease in operating properties reflects the June 1996 sale of the Eagle Crest Golf Course at Rancho San Pasqual.

    The $4.3 million increase in other assets primarily reflects the Company's $3.6 million joint venture interest in Fairbanks Highlands.

    The $6.8 million increase in accounts payable and accrued liabilities primarily reflects accruals related to the sale of the Bolsa Chica lowlands and the Recapitalization, along with contractor payments on build-to-suit projects.

    The $9.5 million decrease in senior bank debt reflects net prepayments on the Nomura loans, resulting primarily from sales of 218 residential lots and the Eagle Crest Golf Course at Rancho San Pasqual and formation of the Fairbanks Highlands joint venture, partially offset by construction borrowings during the year ended December 31, 1996.

    The $12.5 million increase in project debt reflects borrowings from banks for the three build-to-suit projects discussed above by subsidiaries of the Company. The Company has entered into purchase and sale agreements for the sale of each building upon completion.

    The $9.0 million decrease in other liabilities primarily reflects a $4.3 million decrease in accrued pensions and benefits and a $4.2 million decrease related to the disposition of the Company's interest in the Oceanside Hills partnership (see Note 7 of Notes to Financial Statements).

    DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994. Cash and cash equivalents aggregated $4.9 million at December 31, 1995 compared with $13.0 million at December 31, 1994. The decrease in cash and cash equivalents primarily reflects continued investments in Bolsa Chica and Rancho San Pasqual along with general and administrative expenses, partially offset by proceeds from asset sales, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $2.5 million at December 31, 1995 reflects funds deposited into escrow accounts for funding infrastructure costs at Rancho San Pasqual. Restricted cash of $7.5 million at December 31, 1994 reflects funds on deposit to secure a $25 million letter of credit facility arranged to finance the settlement of the Abex litigation described above (see Notes 6 and 8 to the Financial Statements).

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

    The $6.9 million decrease in other assets primarily reflects the March 1995 collection of a note receivable from AV Partnership, the reclassification of a note receivable to real estate held for development or sale upon acquisition of title to industrial property in Ontario, California and the refund of a deposit upon termination of a purchase contract for property adjacent to the Bolsa Chica site.

    The $23.2 million decrease in accounts payable and accrued liabilities primarily reflects the $22 million settlement of the Abex litigation (see Notes 6 and 8 to the Financial Statements) in February 1995.

    The $16.6 million increase in senior bank debt reflects the borrowing of $15.5 million to fund the Abex settlement (see Note 8 to the Financial Statements) and $1.1 million of net borrowings to fund infrastructure construction at Rancho San Pasqual.

    The $39.4 million decrease in other liabilities primarily reflects the recognition of $25.4 million of deferred tax benefits and a reduction of $10.0 million of other tax liabilities during 1995.

    RESULTS OF OPERATIONS. The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

    1996 COMPARED WITH 1995. The $10.1 million increase in asset sales revenues from $23.5 million in 1995 to $33.6 million in 1996 and the related $8.6 million increase in costs of asset sales from $21.6 million in 1995 to $30.2 million in 1996 primarily reflect the sale of the residential lots and Eagle Crest Golf Course at Rancho San Pasqual, formation of the Fairbanks Highlands joint venture and sales of resort/ residential lots in Michigan during the year ended December 31, 1996. These increases were partially offset by the absence in 1996 of Wentworth residential sales as a result of the sale of the entire Wentworth project in the fourth quarter of 1995. The $1.5 million improvement in gross margin on asset sales primarily reflects gains on sales of Michigan lots, partially offset by the absence in 1996 of the gains on sales of the Coronado wharfage rights and leasehold interest in 1995.

    The $.7 million and $1.0 million increases in revenues and gross margin, respectively, from operations primarily reflect higher revenues in the Company's commercial development business during the year ended December 31, 1996, partially offset by the absence of Wentworth marina revenues throughout 1996 and the sale of the Eagle Crest Golf Course in June 1996.

    The $1.9 million increase in general and administrative expenses primarily reflects costs incurred in connection with the Recapitalization and the sale of the Bolsa Chica lowlands.

    The $2.3 million increase in interest expense from $22.6 million in 1995 to $24.9 million in 1996 principally reflects compounded noncash interest on the Company's senior subordinated debentures and subordinated debentures.

    The $4.2 million decrease in other expense, net primarily reflects the absence in 1996 of a $3.0 million reserve recorded in 1995 related to the Company's investment in AV Partnership, and a decrease in accrued pensions and benefits approximating $4.3 million, primarily due to termination of certain group annuity contracts for the pension plan of a discontinued operation, partially offset by a $1.5 million reserve for environmental clean up costs for the Bolsa Chica lowlands.

    The benefit for income taxes for the year ended December 31, 1996 has been offset by a corresponding valuation allowance.

    1995 COMPARED WITH 1994. The $12.6 million increase in revenues from $21.4 in 1994 to $34.0 in 1995 and the increase in cost of sales from $20.2 million in 1994 to $31.9 million in 1995 was primarily due to the sale of residential property and the marina at Wentworth, along with the sale of industrial property in Murietta, California, and the sale of wharfage rights in Coronado, California.

    The write-down of real estate properties of $121.1 million in 1995 reflects the valuation adjustments recorded to reflect current estimates of net realizable value for the Company's Bolsa Chica property (see Note 5 to the Financial Statements) as well as the Wentworth project and the golf course at Rancho San Pasqual.

    The change in other expense (income), net from $2.1 million of expense in 1994 to $3.1 million of expense for 1995 primarily reflects a loss reserve of approximately $3 million related to the Company's investment in AV Partnership (see Note 3 to the Financial Statements).

    The improvement in provision (benefit) for income taxes of $25.2 million primarily reflects the benefit related to the write-down of real estate properties (see Note 8 to the Financial Statements).

    1994 COMPARED WITH 1993. The $4.7 million increase in revenues from $16.7 million in 1993 to $21.4 million in 1994 and the increase in cost of sales from $16.3 million in 1993 to $20.2 million in 1994 were both principally related to operations of the domestic real estate development business acquired from The Koll Company in September 1993, as well as residential home sales and the golf course sale at the Company's Wentworth By The Sea project during 1994, offset by the absence in 1994 of the Company's November 1993 sale of two office buildings in La Jolla, California.

    The decrease in interest expense from $24.4 million in 1993 to $19.4 million in 1994 reflects both the reductions in outstanding subordinated debt in connection with the Libra transaction in December 1993 and prepayments of senior bank debt principally during 1993 (see Note 6 to the Financial Statements).

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

    The gain on disposition of discontinued operations, net of income taxes in 1994 reflects the receipt of cash for the February 1994 termination of the contingent payment provision of a December 1993 agreement with Libra whereby the Company exchanged its Lake Superior Land Company subsidiary for approximately $42.4 million face amount of the Company's senior subordinated debentures held by Libra and other consideration. (see Note 3 to the Financial Statements).

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including pending litigation challenging the California Coastal Commission's approval of the Bolsa Chica project) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The Board of Directors of the Company consists of Donald M. Koll (Chairman), Ray Wirta, Harold A. Ellis, Jr., Paul C. Hegness, J. Thomas Talbot, and Marco F. Vitulli. Under the Restated Certificate of Incorporation and the Amended By Laws of the Company, the members of the Board of Directors are divided into three classes with each class having a term of three years.

    Information about the directors is set forth below:

          NAME             AGE*                BUSINESS EXPERIENCE
-------------------------  ----  -----------------------------------------------
Donald M. Koll              63   See "Executive Officers of the Company" in Item
                                 1 of this Annual Report. Mr. Koll's director
                                 class will be up for election in connection
                                 with the Company's 1997 Annual Meeting.

Ray Wirta                   52   Director of the Company since March 1993. Chief
                                 Executive Officer of the Company from March
                                 1993 until October 1996. President and Chief
                                 Operating Officer of Koll since prior to 1992.
                                 Vice Chairman of the Board and Chief Executive
                                 Officer of KRES since prior to 1992. Mr.
                                 Wirta's director class will be up for election
                                 in connection with the Company's 1997 Annual
                                 Meeting.

Harold A. Ellis             65   Director of the Company since August 1993.
                                 Managing Partner of Ellis Partners, Inc., a
                                 real estate asset management and consulting
                                 firm since 1992. Chairman and Chief Executive
                                 Officer of Grubb & Ellis Company, a diversified
                                 real estate service company prior to 1992. Mr.
                                 Ellis's director class will be up for election
                                 in connection with the Company's 1997 Annual
                                 Meeting.

Paul C. Hegness             49   Director of the Company since March 1993.
                                 Partner in the law firm of Good, Wildman,
                                 Hegness & Walley since prior to 1992. Also a
                                 Director of Walter Foster Publishing, a
                                 publisher and marketer of art instructional
                                 materials. Mr. Hegness's director class will be
                                 up for election in connection with the
                                 Company's 1997 Annual Meeting.

J. Thomas Talbot            61   Director of the Company since August 1993.
                                 Owner of The Talbot Company, an investment and
                                 asset management company since prior to 1992.
                                 Chief Executive Officer of HAL, Inc., the
                                 parent company of Hawaiian Airlines prior to
                                 1992. Also a Director of The Baldwin Company, a
                                 developer of residential real estate; The
                                 Hallwood Group, Inc., a corporate rescue firm;
                                 Showbiz Pizza Time, Inc., a restaurant chain;
                                 and Fidelity National Financial, Inc. a title
                                 company. Mr. Talbot's term expires in 1998.

Marco F. Vitulli            61   Director of the Company since March 1993.
                                 President of Vitulli Ventures, Ltd., a real
                                 estate development, investment management and
                                 consulting services company since prior to
                                 1992. Chairman of Elk River Enterprises, a
                                 lumber company, and Director of Pope Resources,
                                 a land, timber, mineral and recreational
                                 properties company. Mr Vitulli's term expires
                                 in 1998.

------------------------

* As of December 31, 1996

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

    Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that there was compliance for the fiscal year ended December 31, 1996 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owner.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table summarizes the compensation paid during the previous three fiscal years to the Chief Executive Officer and the Company's other executive officers whose salary and bonus during 1996 exceeded $100,000 (the "Named Executives") for services in all capacities to the Company.

                                                                                                LONG TERM COMPENSATION AWARDS
                                            ANNUAL COMPENSATION                           -----------------------------------------
                                   -------------------------------------                                   1993
                                                                              OTHER       RESTRICTED       PLAN           ALL
                                                                              ANNUAL         STOCK       OPTIONS         OTHER
                                                 SALARY        BONUS       COMPENSATION      AWARD        (# OF       COMPENSATION
NAME AND PRINCIPAL POSITION                      ($)(1)         ($)            ($)            ($)        SHARES)          ($)
---------------------------------             ------------  ------------  --------------  -----------  ------------  --------------
Donald M. Koll ..................       1996    330,200       275,000(3)        --            --            --             --
Chairman of the Board and               1995    325,000          --             --            --            --             --
  Chief Executive Officer               1994    325,000          --             --            --            --             --

Ray Wirta .......................       1996    103,750(2)    125,000(3)        --            --            --             --
Former Chief Executive                  1995    225,000          --             --            --            --             --
  Officer                               1994    225,000          --             --            --            --             --

Richard Ortwein .................       1996    359,600       250,000(3)      13,841(5)       --            --             --
President                               1995    359,858          --             --            --            --             --
                                        1994    274,197        18,500           --            --            --             --
                                                                 --

Raymond J. Pacini ...............       1996    268,000       100,000(3)        --            --            --           76,725(6)
Executive Vice President                1995    268,000       200,000(4)        --            --            --             --
  and Chief Financial                   1994    268,000       150,000           --            --            --             --
  Officer

------------------------

(1) Includes auto allowance and amounts electively deferred by each Named Executive under the Company's 401(k) Savings and Profit Sharing Plan. Mr. Koll and Mr. Wirta are also executive officers of The Koll Company and its affiliates and accordingly devote less than all of their working time to the Company's business matters.

(2) Reduced to $95,000 per year effective April 1, 1996 and to $0 effective October 1, 1996 to reflect a reduction in his day-to-day involvement with the Company in view of his commitment to devote a greater percentage of his time to the business of an affiliate of the Company. Effective October 1, 1996, Mr. Wirta receives a consulting fee equivalent to $50,000 per year.

(3) Bonuses for 1996 were paid following the closing of the Bolsa Chica lowlands sale in February 1997.

(4) In the first quarter of 1996, Mr. Pacini voluntarily elected to defer consideration of his 1995 bonus given the Company's liquidity situation. In September 1996, the Compensation Committee of the Company's Board of Directors approved Mr. Pacini's bonus for accomplishments during 1995, which was paid following the closing of the Bolsa Chica lowlands sale in February 1997.

(5) Partnership distributions.

(6) Reflects a one-time payment representing Mr. Pacini's pro-rata share of assets distributed from a trust in connection with termination of the Company's Executive Retirement and Savings Program.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE. The following table sets forth information for each Named Executive with regard to the aggregate stock options exercised during the 1996 fiscal year, and stock options held as of December 31, 1996. On December 31, 1996, options exercisable by the Named Executives were for 2,400,000 shares, 2,000,000 shares, 2,400,000 shares and 2,200,000 shares under options granted to Messrs. Koll, Wirta, Ortwein and Pacini, respectively. No stock appreciation rights were exercised by the Named Executives during the 1996 fiscal year, nor did such individuals hold any stock appreciation rights at the end of such fiscal year.

                                                                      NUMBER OF SECURITIES        VALUE OF
                                                                           UNDERLYING            UNEXERCISED
                                                           VALUE           UNEXERCISED          IN-THE-MONEY
                                      SHARES ACQUIRED    REALIZED         OPTIONS/SARS          OPTIONS/SARS
NAME                                  ON EXERCISE (#)     ($)(1)            AT FY-END         AT FY-END ($)(2)
------------------------------------  ---------------  -------------  ---------------------  -------------------
Donald M. Koll......................        --              --               2,400,000               --
Ray Wirta...........................        --              --               2,000,000               --
Richard Ortwein.....................        --              --               2,400,000               --
Raymond J. Pacini...................        --              --               2,200,000           $    27,490

------------------------

(1) Market value of underlying securities on exercise date, minus the exercise price.

(2) Based upon market value of $.1250 for the Class A Common Stock and $.28125 for the Preferred Stock as of December 31, 1996 less the aggregate exercise price payable for such shares. Includes the value of the 2,400,000 shares, 2,000,000 shares, 2,400,000 shares and 2,200,000 shares subject to currently exercisable options by Messrs. Koll, Wirta, Ortwein and Pacini, respectively.

EXECUTIVE RETIREMENT AND SAVINGS PROGRAM

    The Company maintains two retirement benefit programs, one of which was terminated in 1996: a tax-qualified defined benefit pension plan which was available generally to all employees (the "Pension Plan") and the Retirement and Savings Program, a non-qualified supplemental benefit plan pursuant to which retirement benefits were provided to executive officers and other eligible key management employees who were designated by the Compensation Committee, which determined the service recognized under the program in calculating a participant's vested interest and retirement income (the "Supplemental Plan" and, together with the Pension Plan the "Retirement Program"). As of December 31, 1993, all benefits under the Pension Plan were frozen, and no further compensation or years of service will be taken into account for additional benefit accrual purposes, under the Pension Plan. The Supplemental Plan was terminated effective November 15, 1996 through the distribution of assets held in trust to the beneficiaries of the Supplemental Plan in exchange for the beneficiaries release of all claims to any future benefits under the Supplemental Plan.

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

    CASH COMPENSATION. Non-employee directors of the Company receive compensation of $30,000 per year, with no additional fees for attendance at Board or committee meetings. Messrs. Ellis, Hegness and Vitulli were paid an additional $10,000, $20,000 and $7,000, respectively, for consulting services rendered during 1996. Employee directors are not paid any fees or additional compensation for service as members of the Board or any of its committees. All directors are reimbursed for expenses incurred in attending Board and committee meetings. Pursuant to the Deferred Compensation Plan for Non-Employee Directors, a non-employee director may elect, generally prior to the commencement of any calendar year, to have all or any portion of the director's compensation for such calendar year credited to a deferred compensation account. Amounts credited to the director's account will accrue interest based upon the average quoted rate for ten-year U.S. Treasury Notes. Deferred amounts will be paid in a lump sum or in installments commencing on the first business day of the calendar year following the year in which the director ceases to serve on the Board, or of a later calendar year specified by the director.

    1993 STOCK OPTION/STOCK ISSUANCE PLAN. The Company's 1993 Stock Option/Stock Issuance Plan (the "1993 Plan") contains three separate equity incentive programs in which members of the Board may be eligible to participate:
(i) a Discretionary Option Grant Program, under which eligible non-employee members of the Board, along with officers, key employees and consultants, may be granted options to purchase shares of Preferred Stock and Class A Common Stock,
(ii) a Director Fee Program, under which each non-employee member of the Board may elect to apply all or any portion of his or her annual retainer fee (currently $30,000) to the acquisition of unvested shares of Preferred Stock or Class A Common Stock, and (iii) an Automatic Option Grant Program, under which option grants will be made to non-employee members of the Board.

    Options granted under the Discretionary Option Grant Program may be either incentive stock options designed to meet the requirements of Section 422 of the Internal Revenue Code or non-statutory options not intended to satisfy such requirements. All grants under the Automatic Option Grant Program will be non-statutory options.

    No individual participating in the 1993 Plan may be granted stock options or separately exercisable stock appreciation rights for more than 5,000,000 shares of Class A Common Stock and Preferred Stock in the aggregate over the term of the 1993 Plan.

    PLAN ADMINISTRATION. The Discretionary Option Grant Program is administered by the Compensation Committee of the Board, which is comprised of two or more non-employee Board members appointed by the Board. The Compensation Committee, as "Plan Administrator," has complete discretion (subject to the express provisions of the 1993 Plan) to authorize stock option grants. All grants under the Automatic Option Grant and Director Fee Programs are made in strict compliance with the express provisions of those programs, and no administrative discretion is exercised by the Plan Administrator with respect to the grants or stock issuances made under those programs.

    DISCRETIONARY OPTION GRANT PROGRAM. The principal features of the Discretionary Option Grant Program may be summarized as follows:

    The exercise price per share of the Preferred Stock or Class A Common Stock subject to a stock option will not be less than 100% of the fair market value per share of that security on the grant date. No option will have a maximum term in excess of ten years measured from the grant date. The Plan

Administrator has complete discretion to grant options (i) which are immediately exercisable for vested shares, (ii) which are immediately exercisable for unvested shares subject to the Company's repurchase rights, or (iii) which become exercisable in installments for vested shares over the optionee's period of service. Non-employee members of the Board who serve as Plan Administrator are not eligible to participate in the Discretionary Option Grant Program.

    The exercise price may be paid in cash or in shares of Preferred Stock or Class A Common Stock valued at fair market value on the exercise date. The option may also be exercised for vested shares through a same-day sale program pursuant to which the purchased shares are to be sold immediately and a portion of the sale proceeds applied to the payment of the exercise price for those shares on the settlement date.

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

    Any unvested shares of Preferred Stock and Class A Common Stock are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in those shares. The Plan Administrator has complete discretion in establishing the vesting schedule for any such unvested shares and has full authority to cancel the Company's outstanding repurchase rights with respect to those shares in whole or in part at any time.

    The optionee is not to have any stockholder rights with respect to the option shares until the option is exercised and the exercise price is paid for the purchased shares. Options are not assignable or transferable other than by will or by the laws of inheritance following the optionee's death, and the option may, during the optionee's lifetime, be exercised only by the optionee.

    The Plan Administrator may grant options with stock appreciation rights. Stock appreciation rights provide the holders with the right to surrender their options for an appreciation distribution from the Company equal in amount to the excess of (i) the fair market value of the vested shares of Preferred Stock or Class A Common Stock subject to the surrendered option over (ii) the aggregate exercise price payable for such vested shares. Such appreciation distribution may, in the discretion of the Plan Administrator, be made in cash or in shares of the Preferred Stock or Class A Common Stock.

    DIRECTOR FEE PROGRAM. Under the Director Fee Program, each individual serving as a non-employee Board member is eligible to elect to apply all or any portion of the annual retainer fee otherwise payable in cash to such individual (currently $30,000) to the acquisition of unvested shares of Preferred Stock and/or Class A Common Stock. The non-employee Board member must make the stock election prior to the start of the calendar year for which the election is to be in effect. On the first trading day in January of the calendar year for which the election is in effect, the portion of the retainer fee subject to such election will be applied to the acquisition of the selected shares of Preferred Stock and/or Class A Common Stock by dividing the elected dollar amount by the closing selling price per share of Preferred Stock or Class A Common Stock (as the case may be) on that trading day. The issued shares will be held in escrow by the Company until the individual vests in those shares. The non-employee Board member will have full stockholder rights, including voting and dividend rights, with respect to all issued shares held in escrow on his or her behalf.

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

    In 1996 no shares were received in lieu of the cash retainer fee.

    AUTOMATIC OPTION GRANT PROGRAM. Under the Automatic Option Grant Program which will be terminated if the Recapitalization is consummated, each individual who was serving as a non-employee Board member on November 29, 1993 (the "Effective Date") was automatically granted a non-statutory option to purchase 125,000 shares of Preferred Stock and a non-statutory option to purchase 125,000 shares of Class A Common Stock. In addition, each individual who first becomes a non-employee Board member on or after the Effective Date, whether through election by the Company's stockholders or appointment by the Board, will be automatically granted at the time of such election or appointment a non-statutory option to purchase 125,000 shares of Preferred Stock and a non-statutory option to purchase 125,000 shares of Common Stock. However, no non-employee Board member who has previously been in the employ of the Company or any parent or subsidiary corporation will be eligible to receive these automatic stock option grants.

    Each option granted under the Automatic Option Grant Program is subject to the following terms and conditions:

        (1) The exercise price per share of the Preferred Stock or Class A Common Stock subject to an automatic option grant will be equal to 100% of the fair market value per share of that security on the automatic option grant date.

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

        (5) Should the optionee die or become permanently disabled while serving as a Board member, then the shares of the Preferred Stock and Class A Common Stock subject to any automatic option grant held by that optionee will immediately vest in full, and those vested shares may be purchased at any time within the twelve-month period following the date of the optionee's cessation of Board service.

        (6) The shares subject to each automatic option grant will vest in full upon the occurrence of certain changes in control or ownership of the Company, as explained in more detail below in the subsection entitled Option/Vesting Acceleration.

        (7) Upon the successful completion of a hostile tender offer for securities possessing more than 50% of the combined voting power of the Company's outstanding securities, each automatic option grant which has been outstanding for at least six months may be surrendered to the Company for a cash distribution per surrendered option share in an amount equal to the excess of (i) the highest price per share of the Preferred Stock or Class A Common Stock paid in such tender offer over (ii) the exercise price payable for such share.

        (8) The remaining terms and conditions of the option will in general conform to the terms described above for option grants made under the Discretionary Option Grant Program and will be incorporated into the option agreement evidencing the automatic option grant.

    FINANCIAL ASSISTANCE. The Plan Administrator may institute a loan program in order to assist one or more optionees in financing their exercise of outstanding options under the Discretionary Option Grant Program. The form in which such assistance is to be made available (including loans or installment payments) and the terms upon which such assistance is to be provided will be determined by the Plan Administrator. However, the maximum amount of financing provided any individual may not exceed the amount of cash consideration payable for the issued shares plus all applicable Federal, state and local income and employment taxes incurred in connection with the acquisition of the shares. Any such financing may be subject to forgiveness in whole or in part, at the discretion of the Plan Administrator, over the individual's period of service.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee, and its members are named below. No member of the Compensation Committee was at any time during the 1996 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Good, Wildman, Hegness & Walley, a law firm with which Mr. Hegness is a senior partner, provides legal services to the Company.

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

    ANNUAL INCENTIVE COMPENSATION AWARDS. The variable compensation payable annually to executive officers is intended to consist principally of annual incentive compensation awards, based on various factors, including both corporate and individual performance, established by the Compensation Committee each fiscal year. The executive officer bonuses for 1996 were paid upon completion of the Bolsa Chica lowlands sale in February 1997 in recognition of such officers' accomplishments during 1996, particularly with respect to obtaining the California Coastal Commission's approval of the Bolsa Chica project and progress made towards the ultimate sale of the lowlands.

    OTHER INCENTIVE COMPENSATION. Participation of executives in equity-based compensation programs is reviewed annually, and awards under such programs, primarily in the form of stock option grants under the Company's 1993 Stock Option/Stock Issuance Plan, are made periodically to the executives. Each option grant is designed to align the interests of the executive with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the executive's tenure, level of responsibility and relative position in the Company. The Compensation Committee has established certain general guidelines in making option grants to the executives in an attempt to target a fixed number of option shares based upon the individual's position with the Company and his existing holdings of options. However, the Company does not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as it feels the circumstances warrant. In connection with the Recapitalization, the Compensation Committee approved the grant of options effective upon the consummation of the Recapitalization equivalent to 2.5%, .5%, 1.5% and 1.5% of the Company's fully diluted equity to Messrs. Koll, Wirta, Ortwein and Pacini, respectively. The price of such options will be determined by the 20-day average closing price following completion of the Recapitalization. Each grant allows the executive to acquire shares of the Company's stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). The options vest in periodic installments over a three-year period, generally contingent upon the executive officer's continued employment with the Company, provided, that if the executive is terminated without cause, such options shall immediately become 100% vested. Accordingly, the option will generally provide a return to the executive only if he remains in the Company's employ and the market price of the Common Stock and Preferred Stock appreciates over the option term.

    CEO COMPENSATION. The base salary established for the Company's current and former Chief Executive Officer, Messrs. Koll and Wirta, respectively, reflects the Committee's policy to maintain a relative level of stability and certainty with respect to the CEO's base salary from year to year. In setting the CEO's base salary, the Committee sought to accomplish three objectives: provide a level of base salary competitive to that paid to other chief executive officers in the industry (recognizing that Messrs. Koll and Wirta are each an executive officer of affiliate companies and accordingly devote less than all of their working time to the Company's business matters), maintain internal comparability and have their base salary play a less central role in their overall compensation package by reason of the option grants made to them in lieu of a more substantial increase in their level of base salary. The CEO's current base salary is below the average of the surveyed compensation data for similarly situated chief executive officers in the industry. The CEO's bonus for 1996 was paid upon completion of the Bolsa Chica lowlands sale in February 1997 in recognition of such officer's accomplishments during 1996, particularly with respect to obtaining the California Coastal Commission's approval of the Bolsa Chica project and progress made towards the ultimate sale of the lowlands.

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

                                          The Compensation Committee
                                          of the Board of Directors:
                                          J. Thomas Talbot, Chairman
                                          Harold A. Ellis, Jr.
                                          Paul C. Hegness
                                          Marco F. Vitulli

STOCK PRICE PERFORMANCE COMPARISON

    The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 1991 in each of (i) the Company's Class A Common Stock, (ii) the Media General Composite Market Value Index ("Media General Index"), and (iii) the Wilshire Real Estate Securities Index of Real Estate Operating Companies ("Real Estate Index") which consists of 12 real estate operating and development companies.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
             THE COMPANY, REAL ESTATE INDEX AND MEDIA GENERAL INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

            THE COMPANY    REAL ESTATE INDEX  MEDIA GENERAL INDEX
12/31/91          $100.00            $100.00               $100.00
12/31/92           $36.36             $90.61               $104.00
12/31/93           $63.64            $108.18               $119.39
12/31/94           $68.19            $102.10               $118.39
12/31/95           $45.45            $125.34               $153.50
12/31/96           $18.18            $171.55               $185.38

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 1996, the name and address of each person believed to be a beneficial interest holder of more than 5% of the Common Stock, the number of shares beneficially owned and the percentage so owned. Except as set forth below, management knows of no person who, as of December 31, 1996, owned beneficially more than 5% of the Company's outstanding Class A Common Stock.

                                                NAME AND ADDRESS OF             AMOUNT AND NATURE OF     PERCENT OF
TITLE OF CLASS                               BENEFICIAL INTEREST HOLDER         BENEFICIAL OWNERSHIP      CLASS(1)
-------------------------------------  --------------------------------------  -----------------------  -------------
Class A Common Stock.................  Bridge Partners, L.P.                   17,518,200 shares(2)           28.8(2)
                                       115 East Putnam Avenue
                                       Greenwich, CT 06830

Class A Common Stock.................  Wheelabrator Technologies Inc.          5,097,207 shares(3)             9.8(3)
                                       Liberty Lane
                                       Hampton, NH 03842

Class A Common Stock.................  Asher B. Edelman                        3,477,700 shares(4)             6.6(4)
                                       717 Fifth Avenue
                                       New York, NY 10022

Class A Common Stock.................  Mentor Partners, L.P.                   3,162,500 shares(5)             6.1(5)
                                       500 Park Avenue
                                       New York, NY 10022

Class A Common Stock.................  Merrill Lynch & Co., Inc.               2,851,692 shares(6)             5.6(6)
                                       World Financial Center
                                       North Tower
                                       250 Vesey Street
                                       New York, NY 10281

------------------------

(1) These percentages are calculated assuming the conversion of all securities convertible within 60 days into the Company's Class A Common Stock which are held by the individual beneficial interest holder of more than 5% listed in the table above, but not those held by others.

(2) According to Schedule 13D dated July 14, 1995 filed jointly with the Securities and Exchange Commission (the "SEC") by Mr. John W. Gildea ("Gildea"), Carson Street Partners, Inc. ("Carson"), and Bridge Partners, L.P. ("Bridge"). Carson is the sole general partner of Bridge and has the power to vote and dispose of shares. Gildea is the Chairman of the Board of Directors, Chief Executive Officer, President and controlling stockholder of Carson. As a result, Gildea and Carson may be deemed to be the indirect beneficial interest holders of the shares held by Bridge, a partnership whose general partner is controlled by Gildea. Gildea disclosed that through Bridge and Carson, as of that date, he was the beneficial interest holder of 17,518,200 shares of Class A Common Stock, as to which he had sole voting and dispositive power. This number includes 11,878,800 shares of Preferred Stock which shares are generally nonvoting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

(3) According to the Company's records, including shares held by wholly-owned subsidiaries. This number includes 3,339,198 shares of Preferred Stock which shares are generally nonvoting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

(4) According to Schedule 13D (Amendment No. 1) dated December 5, 1996 filed jointly with the SEC by Mr. Asher B. Edelman; Edelman Value Partners, L.P.; Edelman Value Fund, Ltd.; and A.B. Edelman Management Company, Inc. (collectively, "Edelman"). Edelman is the beneficial owner of 3,477,700 shares of Preferred Stock which shares are generally non-voting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

(5) According to Schedule 13D (Amendment No. 3) dated October 31, 1996. Mentor Partners, L.P. is the beneficial owner of an aggregate of 3,162,500 shares, including 530,000 shares of Class A Common Stock and 2,632,500 shares of Preferred Stock which shares are generally non-voting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

(6) According to Schedule 13G dated February 11, 1994 filed jointly with the SEC by Merrill Lynch & Co., Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated (collectively "Merrill"). Merrill beneficially owns an aggregate of 2,851,692 shares, including 957,246 shares of Class A Common Stock and 1,894,446 shares of Preferred stock which shares are generally non-voting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

    Information about the beneficial ownership of the Common Stock as of December 1, 1996 by each nominee, director, executive officer named in the Summary Compensation Table, and all directors and executive officers of the Company as a group is set forth below:

                                                                 SHARES OF CLASS A   PERCENT OF
NAME OF BENEFICIAL INTEREST HOLDER                                COMMON STOCK(1)     CLASS(2)
---------------------------------------------------------------  -----------------  -------------
Donald M. Koll(3)..............................................        2,436,701            4.7
Ray Wirta(4)...................................................        2,040,000            4.0
Harold A. Ellis, Jr.(5)........................................          293,263          *
Paul C. Hegness(5).............................................          360,571          *
J. Thomas Talbot(5)............................................          252,000          *
Marco F. Vitulli(5)............................................          371,000          *
Richard Ortwein(3).............................................        2,407,340            4.7
Raymond J. Pacini(6)...........................................        2,223,434            4.3
Directors and Executive Officers as a group (8 persons
 including the above named)....................................       10,384,309           17.6

------------------------

(1) Except as otherwise indicated in the notes below, the persons indicated have sole voting and investment power with respect to shares listed. In addition to the specific shares indicated in the following footnotes, this column includes shares held directly and shares subject to stock options which are currently exercisable.

(2) These percentages are calculated assuming the conversion of all securities convertible within 60 days into Class A Common Stock, which are held by the executive officer or director listed above but not those held by others. Asterisks indicate beneficial ownership of 1% or less of the class.

(3) Includes vested options to purchase 1,200,000 shares each of Class A Common Stock and Series A Convertible Preferred Stock granted pursuant to the Company's 1993 Stock Option/Stock Issuance Plan and which options are subject to certain restrictions on disposition.

(4) Includes vested options to purchase 1,000,000 shares each of Class A Common Stock and Preferred Stock granted pursuant to the Company's 1993 Stock Option/Stock Issuance Plan and which options are subject to certain restrictions on disposition.

(5) Includes 2,000 shares of Common Stock granted pursuant to the Company's Restricted Stock Plan for Non-Employee Directors, and vested options to purchase 125,000 shares each of Class A Common Stock and Preferred Stock granted pursuant to the Company's Automatic Option Grant Program which shares and options are subject to certain restrictions on disposition.

(6) Includes vested options to purchase 1,100,000 shares each of Class A Common Stock and Series A Convertible Preferred Stock granted pursuant to the Company's 1993 Stock Option/Stock Issuance Plan which options are subject to certain restrictions on disposition.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                            PAGE
                                                                            ----
Index to Financial Statements and Supplementary Data......................   F-1
Independent Auditors' Report..............................................   F-2
Balance Sheets as of December 31, 1995 and 1996...........................   F-3
Statements of Operations for the Years Ended December 31, 1994, 1995 and
 1996.....................................................................   F-4
Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
 1996.....................................................................   F-5
Statements of Changes in Stockholders' Equity for the Three Years Ended
 December 31, 1996........................................................   F-6
Notes to Financial Statements.............................................   F-7

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

  10.05 Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's
          Registration Statement on Form 10.
  10.06   Retirement Plan of the Registrant, incorporated by reference to
          Exhibit 10.16 to Amendment No. 3 on Form 8 to the Registrant's
          Registration Statement on Form 10.
  10.06A  Amendment to Retirement Plan of the Registrant dated December 8,
          1993, incorporated by reference to Exhibit 10.07A to the Registrant's
          Annual Report on Form 10-K for 1993.
  10.07   The Koll Company 401(k) Plus Plan and Trust Agreement dated July 1,
          1989 under which the Registrant elected to participate as an employer effective as of October 1, 1993, incorporated by reference to Exhibit
          10.08 to the Registrant's Annual Report on Form 10-K for 1993.
  10.08 Restated Environmental Matters Agreement dated as of July 28, 1989, among a predecessor to the Registrant, Allied-Signal, New Hampshire
          Oak, Fisher Scientific Group Inc. ("Fisher Group") and the
          Registrant, incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
          30, 1989 as amended by the Assignment, Assumption and Indemnification
          Agreement dated as of December 21, 1989, among the Registrant, Henley
          Group, New Hampshire Oak, Fisher Group, WTI and Allied-Signal, incorporated by reference to Exhibit 10.21 to the Registrant's Annual
          Report on Form 10-K for 1989.
  10.09 Environmental Expenditures Agreement dated as of July 28, 1989, among the Registrant, WTI, New Hampshire Oak and Fisher Group, incorporated by reference to Exhibit 10(b) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1989 as amended by Assignment and Assumption Agreement dated as of January 1, 1990, among the Registrant, Henley Group, New Hampshire Oak, Fisher Group,
          WTI and Henley Holdings, Inc., incorporated by reference to Exhibit
          10.22 to the Registrant's Annual Report on Form 10-K for 1989.
  10.10   Transition Agreement dated as of July 16, 1992 ("Transition
          Agreement"), among the Registrant, Henley Group and Abex Inc., incorporated by reference to Exhibit 10.14 to the Registrant's Annual
          Report on Form 10-K for 1992.
  10.10A Amendment to Transition Agreement dated April 1, 1993, incorporated by reference to Exhibit 10.12A to the Registrant's Annual Report on Form 10-K for 1993.
  10.11 Tax Sharing Agreement dated as of June 10, 1992, between Henley Group and Abex Inc., incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for 1992.
  10.12   Conditional Guarantee dated as of July 9, 1992, among the Registrant,
          Abex Inc., Henley Group and Allied-Signal, incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for
          1992.
  10.13   Reimbursement Agreement dated as of July 16, 1992, among the
          Registrant, Henley Group and Abex Inc., incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for
          1992.
  10.14   Pension Agreement dated as of July 16, 1992, among the Registrant,
          Henley Group and Abex Inc., incorporated by reference to Exhibit
          10.18 to the Registrant's Annual Report on Form 10-K for 1992.
  10.15 Stock Purchase Agreement ("Stock Agreement") dated December 17, 1993 between the Registrant, certain of its subsidiaries and Libra Invest
          & Trade Ltd. ("Libra") incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for 1993.
  10.15A Amendment No. 1 to the Stock Agreement dated as of February 15, 1994, incorporated by reference to Exhibit 10.19A to the Registrant's
          Annual Report on Form 10-K for 1993.
  10.16 Exchange Agreement dated December 17, 1993, between the Registrant and Libra, incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for 1993.

  10.17   Financing and Accounting Services Agreement dated as of September 30,
          1993 between the Registrant and The Koll Company, incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form
          10-K for 1993.
  10.18 Management Information Systems and Human Resources Services Agreement dated as of September 30, 1993 between the Registrant and Koll
          Management Services, Inc., incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for 1993.
  10.19   License Agreement dated September 30, 1993 between the Registrant,
          The Koll Company and Mr. Donald M. Koll, incorporated by reference to
          Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
  10.20 Sublease Agreement dated September 30, 1993 between the Registrant and the Koll Company, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for 1993.
  10.21 Netting Agreement dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed therewith, incorporated by reference to Exhibit
          10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
  10.22 Agreement of Limited Partnership dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed therewith, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1994.
  10.23 Agreement Respecting Vesting of Rights dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed therewith, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1994.
  10.24 Promissory Note Agreement dated April 29, 1995 between the Registrant and AV Partnership, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1995.
  10.25   Koll Asia Pacific Development Services Amended and Restated Pacific
          Rim Joint Business Opportunity Agreement, dated as of May 24, 1996, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1996.
  10.26   Bargain Purchase and Sale Agreement and Escrow Instructions dated as
          February 14, 1997 between a subsidiary of the Registrant and the State of California, acting by and through the State Lands
          Commission.*
  21.01   Subsidiaries of the Registrant.*
  27.01   Financial Data Schedule.*

------------------------

* Filed herewith.

(b) Reports on Form 8-K:

    On November 26, 1996, the Company filed a report on Form 8-K reporting, under Item 5 thereof, that it had been informed by the representatives of certain holders of its outstanding senior subordinated debentures and its subordinated debentures that they intended to support the Company's proposed Recapitalization. The report also included a disclosure of certain confidential financial and other information received by the representatives of the holders of the Company's Debentures.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 1997                        KOLL REAL ESTATE GROUP, INC.

                                          By: /s/__RAYMOND J. PACINI____________
                                             Raymond J. Pacini
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                        TITLE                             DATE
-----------------------------------------------  -------------------------------------------  --------------------

                                                 Chairman of the Board and
               /s/DONALD M. KOLL                  Chief Executive Officer                      February 20, 1997
               (Donald M. Koll)                   (Principal Executive Officer)

                                                 Executive Vice President and Chief
             /s/RAYMOND J. PACINI                 Financial Officer (Principal Financial and   February 20, 1997
              (Raymond J. Pacini)                 Accounting Officer)

                 /s/RAY WIRTA                    Director                                      February 20, 1997
                  (Ray Wirta)

            /s/HAROLD A. ELLIS, JR.              Director                                      February 20, 1997
            (Harold A. Ellis, Jr.)

              /s/PAUL C. HEGNESS                 Director                                      February 20, 1997
               (Paul C. Hegness)

              /s/J. THOMAS TALBOT                Director                                      February 20, 1997
              (J. Thomas Talbot)

              /s/MARCO F. VITULLI                Director                                      February 20, 1997
              (Marco F. Vitulli)

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                             ---------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
  Independent Auditor's Report.............................................................................        F-2
  Financial Statements.....................................................................................        F-3
  Notes to Financial Statements............................................................................        F-7

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Koll Real Estate Group, Inc.:

    We have audited the accompanying balance sheets of Koll Real Estate Group, Inc. as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Koll Real Estate Group, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The Company carries its real estate properties at cost, net of impairment losses. As discussed in Note 2, the estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 5, the development of the Company's Bolsa Chica project is dependent upon various governmental approvals and various economic factors. Accordingly, the amount ultimately realized from such project may differ materially from the current estimate of fair value.

Deloitte & Touche LLP

Costa Mesa, California
February 18, 1997

                          KOLL REAL ESTATE GROUP, INC.

                                 BALANCE SHEETS

                                                                                                   1995       1996
                                                                                                 ---------  ---------
                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                    (IN MILLIONS)
                                                       ASSETS
Cash and cash equivalents......................................................................  $     4.9  $     2.1
Restricted cash................................................................................        2.5         .2
Real estate held for development or sale.......................................................       28.1       25.2
Operating properties, net......................................................................        4.8     --
Land held for development......................................................................      220.0      223.5
Other assets...................................................................................       16.9       21.2
                                                                                                 ---------  ---------
                                                                                                 $   277.2  $   272.2
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities...................................................  $     4.9  $    11.7
    Senior bank debt...........................................................................       16.6        7.1
    Project debt...............................................................................     --           12.5
    Subordinated debentures....................................................................      173.2      195.9
    Other liabilities..........................................................................       52.9       43.9
                                                                                                 ---------  ---------
      Total liabilities........................................................................      247.6      271.1
                                                                                                 ---------  ---------
Commitments and Contingencies

Stockholders' equity:
    Series A (convertible redeemable nonvoting) Preferred Stock--$.01 par value; 42,505,504
      shares authorized; 40,290,735 and 38,886,626 shares outstanding, respectively............         .4         .4
    Class A (voting) Common Stock--$.05 par value; 625,000,000 shares authorized; 47,534,472
      and 48,938,543 shares outstanding, respectively..........................................        2.4        2.4
    Class B (convertible nonvoting) Common Stock--$.05 par value; 25,000,000 shares authorized
      and no shares outstanding................................................................     --         --
    Capital in excess of par value.............................................................      229.9      229.2
    Deferred proceeds from stock issuance......................................................       (1.1)       (.4)
    Minimum pension liability..................................................................       (1.0)       (.6)
    Accumulated deficit........................................................................     (201.0)    (229.9)
                                                                                                 ---------  ---------
      Total stockholders' equity...............................................................       29.6        1.1
                                                                                                 ---------  ---------
                                                                                                 $   277.2  $   272.2
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                                                             FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1994       1995       1996
                                                                                       ---------  ---------  ---------
                                                                                        (IN MILLIONS EXCEPT PER SHARE
                                                                                                  AMOUNTS)
Revenues:
  Asset sales........................................................................  $    11.1  $    23.5  $    33.6
  Operations.........................................................................       10.3       10.5       11.2
                                                                                       ---------  ---------  ---------
                                                                                            21.4       34.0       44.8
                                                                                       ---------  ---------  ---------
Costs of:
  Asset sales........................................................................       10.7       21.6       30.2
  Operations.........................................................................        9.5       10.3       10.0
                                                                                       ---------  ---------  ---------
                                                                                            20.2       31.9       40.2
                                                                                       ---------  ---------  ---------
Gross operating margin...............................................................        1.2        2.1        4.6
General and administrative expenses..................................................        8.7        7.7        9.6
Interest expense.....................................................................       19.4       22.6       24.9
Write-down of real estate properties.................................................     --          121.1     --
Other expense (income), net..........................................................        2.1        3.1       (1.1)
                                                                                       ---------  ---------  ---------
Loss from continuing operations before income taxes..................................      (29.0)    (152.4)     (28.8)
Provision (benefit) for income taxes.................................................      (10.3)     (35.5)        .1
                                                                                       ---------  ---------  ---------
Loss from continuing operations......................................................      (18.7)    (116.9)     (28.9)
Discontinued operations:
  Gain on disposition, net of income taxes of $.3....................................         .7     --         --
                                                                                       ---------  ---------  ---------
Net loss.............................................................................  $   (18.0) $  (116.9) $   (28.9)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings (loss) per common share:
  Continuing operations..............................................................  $   (0.43) $   (2.48) $    (.60)
  Discontinued operations............................................................       0.02     --         --
                                                                                       ---------  ---------  ---------
Net loss per common share............................................................  $   (0.41) $   (2.48) $    (.60)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1994       1995       1996
                                                                                       ---------  ---------  ---------
                                                                                                (IN MILLIONS)
Cash flows from operating activities:
  Net loss...........................................................................  $   (18.0) $  (116.9) $   (28.9)
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization....................................................        1.2        1.2        1.2
    Non-cash interest expense........................................................       18.0       20.5       23.2
    Write-down of real estate properties.............................................     --          121.1     --
    Gains on asset sales.............................................................        (.4)      (1.9)      (3.4)
    Gains on dispositions of discontinued operations.................................        (.7)    --         --
    Proceeds from asset sales, net...................................................       10.5       22.5       31.5
    Investments in real estate held for development or sale..........................       (6.1)     (18.2)     (20.4)
    Investment in land held for development..........................................       (9.9)      (7.8)      (3.5)
    Decrease (increase) in other assets..............................................        (.6)      11.9       (5.5)
    Decrease in accounts payable, accrued and other liabilities......................       (9.7)     (61.8)      (2.7)
    Other, net.......................................................................        (.1)    --             .4
                                                                                       ---------  ---------  ---------
      Cash used by operating activities..............................................      (15.8)     (29.4)      (8.1)
                                                                                       ---------  ---------  ---------
Cash flows from investing activities:
  Sale of short-term investments.....................................................       21.7     --         --
  Proceeds from disposition of discontinued operation................................        1.0     --         --
  Acquisitions.......................................................................       (1.2)       (.3)    --
                                                                                       ---------  ---------  ---------
      Cash provided (used) by investing activities...................................       21.5        (.3)    --
                                                                                       ---------  ---------  ---------
Cash flows from financing activities:
  Borrowings of senior bank debt.....................................................     --           21.6        8.7
  Repayments of senior bank debt.....................................................       (7.0)      (5.0)     (18.2)
  Borrowings of project debt.........................................................     --         --           12.5
  Use of restricted cash.............................................................     --           10.0        2.3
  Deposits of restricted cash........................................................       (7.5)      (5.0)    --
                                                                                       ---------  ---------  ---------
      Cash provided (used) by financing activities...................................      (14.5)      21.6        5.3
                                                                                       ---------  ---------  ---------
Net decrease in cash and cash equivalents............................................       (8.8)      (8.1)      (2.8)
Cash and cash equivalents--beginning of year.........................................       21.8       13.0        4.9
                                                                                       ---------  ---------  ---------
Cash and cash equivalents--end of year...............................................  $    13.0  $     4.9  $     2.1
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                       DEFERRED
                                                            CAPITAL    PROCEEDS
                                                           IN EXCESS     FROM       MINIMUM
                                     PREFERRED   COMMON     OF PAR       STOCK      PENSION     ACCUMULATED
                                      STOCK      STOCK       VALUE     ISSUANCE    LIABILITY      DEFICIT      TOTAL
                                     --------   --------   ---------   ---------   ---------   -------------   ------
                                                                      (IN MILLIONS)
Balance January 1, 1994............  $   .4     $  2.2     $ 230.0     $  (1.5)    $  (1.5)    $     (66.1)    $163.5
  Net Loss.........................    --         --         --          --          --              (18.0)     (18.0)
  Minimum pension liability........    --         --         --          --            (.5)        --             (.5)
  Valuation adjustment to deferred
    proceeds from stock issuance...    --         --            .1         (.1)      --            --            --
  Issuance of stock related to
    acquisition....................    --           .1          .4       --          --            --              .5
                                        ---        ---     ---------   ---------   ---------   -------------   ------
Balance December 31, 1994..........      .4        2.3       230.5        (1.6)       (2.0)          (84.1)     145.5
  Net loss.........................    --         --         --          --          --             (116.9)    (116.9)
  Minimum pension liability........    --         --         --          --            1.0         --             1.0
  Valuation adjustment to deferred
    proceeds from stock issuance...    --         --           (.5)         .5       --            --            --
  Conversion of preferred to
    common.........................    --           .1         (.1)      --          --            --            --
                                        ---        ---     ---------   ---------   ---------   -------------   ------
Balance December 31, 1995..........      .4        2.4       229.9        (1.1)       (1.0)         (201.0)      29.6
  Net loss.........................    --         --         --          --          --              (28.9)     (28.9)
  Minimum pension liability........    --         --         --          --             .4         --              .4
  Valuation adjustment to deferred
    proceeds from stock issuance...    --         --           (.7)         .7       --            --            --
                                        ---        ---     ---------   ---------   ---------   -------------   ------
Balance December 31, 1996..........  $   .4     $  2.4     $ 229.2     $   (.4)    $   (.6)    $    (229.9)    $  1.1
                                        ---        ---     ---------   ---------   ---------   -------------   ------
                                        ---        ---     ---------   ---------   ---------   -------------   ------

              See the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BASIS OF PRESENTATION

    The principal activities of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company", formerly known as The Bolsa Chica Company and Henley Properties Inc.) include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential real estate development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

    REAL ESTATE

    Real estate held for development and land held for development (real estate properties) are carried at cost net of impairment losses based on undiscounted cash flows. Real estate held for sale is carried at cost, net of impairment losses and selling costs based on undiscounted cash flows. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future

                          KOLL REAL ESTATE GROUP, INC.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996 which did not have any effect on its financial statements. Any potential future revaluation of the Bolsa Chica property that could result if a recapitalization is implemented by the Company would be based on the facts and circumstances at that time.

    The cost of sales of multi-unit projects is generally computed using the relative sales value method, with direct construction costs and property taxes accumulated by phase, using the specific identification method. Interest cost is capitalized to real estate projects during their development and construction period.

    Operating properties are generally depreciated utilizing the straight-line method over estimated lives ranging principally from 5 to 7 years. Accumulated depreciation amounted to $1.1 million and $1.0 million at December 31, 1995 and 1996, respectively.

    INTANGIBLE ASSETS

    Goodwill, which represents the difference between the purchase price of a business acquired in 1993 and the related fair value of net assets acquired, is amortized on a straight-line basis over 15 years. Goodwill of $7.9 million and $7.3 million as of December 31, 1995, and 1996, respectively, is included in other assets. The carrying value of goodwill is reviewed periodically based on projected cash flows to be received from related operations over the remaining amortization period of the goodwill. If such projected cash flows were less than the carrying value of the goodwill, the difference would be charged to operations.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company accounted for the cost of post-retirement benefits other than pensions, which are primarily health care related, during each employee's active working career under a plan which was frozen in 1993. As of December 31, 1995, and 1996, the accrued unfunded costs totaled $1.3 million and $.9 million, respectively.

    INCOME TAXES

    The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECOGNITION OF REVENUES

    Sales are recorded using the full accrual method when title to the real estate sold is passed to the buyer and the buyer has made an adequate financial commitment. When it is determined that the earning process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which required the Company to adopt disclosure provisions for stock-based compensation effective January 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. This standard encourages rather than requires adoption of the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and net income per share as if the new method of accounting had been applied. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and no pro forma disclosure was required as of and for the year ended December 31, 1996.

    EARNINGS PER COMMON SHARE

    The weighted average numbers of common shares outstanding for the years ended December 31, 1994, 1995 and 1996 were 43.8 million, 47.1 million, and 48.3 million, respectively. The Series A Preferred Stock, as well as outstanding stock options are not included in the loss per share calculation for each year because the effect is antidilutive. The earnings per share calculations include the effect of 2.0 million shares of Class A Common Stock issued on November 9, 1994, in connection with the acquisition of the Kathryn G. Thompson Company (Note 3). The 1994, 1995 and 1996 earnings per share calculations reflect the conversion of 1.2 million shares, an additional 1.0 million shares, and an additional 1.4 million shares, respectively, of Series A Preferred Stock to an equal number of shares of Class A Common Stock.

NOTE 3--ACQUISITIONS AND DISPOSITIONS

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business are residential real estate development and homebuilding, focusing on the entry-level and first time move-up market segments. The principal project of the acquired business is a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares of Class A Common Stock and warrants to purchase an additional 2 million shares. The Company guaranteed approximately $4.8 million of capital contribution notes related to the Aliso Viejo partnership interest, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are not due until the earlier of the completion of the project or April 1999. In addition, in November 1994, Ms. Kathryn G. Thompson, who was appointed as a director of the Company,

                          KOLL REAL ESTATE GROUP, INC.

NOTE 3--ACQUISITIONS AND DISPOSITIONS (CONTINUED) entered into a covenant not to compete with the Company with respect to real estate development, subject to certain limited exceptions. Ms. Thompson resigned as an officer and director of the Company effective November 1, 1996. In conjunction with her resignation, the covenant of Ms. Thompson was released.

    Summarized financial information of AV Partnership is presented below at December 31, 1995 and 1996 and for the years then ended (in millions):

                                                                           1995         1996
                                                                        -----------  -----------
Balance Sheet Data:
  Total assets........................................................   $   111.9    $   102.5
  Total project debt and other liabilities............................       107.9        110.5
                                                                        -----------  -----------
  Partners' capital...................................................   $     4.0    $    (8.0)
                                                                        -----------  -----------
                                                                        -----------  -----------
Statement of Operations Data:
  Revenues............................................................   $  --        $    44.3
  Expenses............................................................        (4.1)       (55.3)
                                                                        -----------  -----------
  Net loss............................................................   $    (4.1)   $   (11.0)
                                                                        -----------  -----------
                                                                        -----------  -----------

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes a $.1 million loss for the period from the acquisition date through December 31, 1994, and losses of $2.0 million and $1.2 million, respectively, for the years ended December 31, 1995 and 1996. Due to a significant shortfall in sales during 1995 versus forecast, the financial structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and in 1995 reserved for its guaranty of $4.8 million of capital contribution notes. The liability relating to the guaranteed capital contribution notes, including accrued interest, for this partnership of $4.8 million and $6.0 million at December 31, 1995 and 1996, respectively, are included in other liabilities.

    In December 1993, the Company completed a transaction with Libra whereby it exchanged the Company's Lake Superior Land Company subsidiary for approximately $42.4 million in aggregate face amount of Senior Subordinated Debentures held by Libra, and net cash proceeds to be generated by Libra's periodic sale of up to approximately 3.4 million shares of the Company's Class A Common Stock held by Libra through a series of transactions to be effected in an orderly manner. The Company also completed a separate transaction with Libra in December 1993, whereby the Company exchanged approximately 3.4 million newly issued shares of its Class A Common Stock for approximately $10.6 million in aggregate face amount of Subordinated Debentures held by Libra. The shares issued to Libra were deposited in a custodial account for periodic sale in accordance with instructions from the Company. In February 1994, the Company received $1 million in cash from Libra in exchange for the immediate termination of a contingent payment provision of the December 1993 transaction with Libra.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 4--REAL ESTATE HELD FOR DEVELOPMENT OR SALE

    Real estate held for development or sale consists of the following at December 31 (in millions):

                                                                                 1995       1996
                                                                               ---------  ---------
Residential..................................................................  $    26.3  $    12.4
Commercial/industrial........................................................        1.8       12.8
                                                                               ---------  ---------
                                                                               $    28.1  $    25.2
                                                                               ---------  ---------
                                                                               ---------  ---------

NOTE 5--LAND HELD FOR DEVELOPMENT

    Following completion of the Company's sale of approximately 880 lowland acres of its Bolsa Chica property to the State of California on February 14, 1997 as described below, land held for development consists of approximately 310 acres located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica").

    The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices. In December 1994, the Orange County Board of Supervisors unanimously approved a Local Coastal Program ("LCP") for up to 3,300 units of residential development and a wetlands restoration plan for this property. The 3,300-unit LCP provides for development of up to 2,500 homes on the mesa (high ground) portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate. The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The California Coastal Commission approved the LCP in January 1996 subject to suggested modifications. These suggested modifications were approved by the Orange County Board of Supervisors in June 1996, and on July 11, 1996 the California Coastal Commission certified the LCP for the Company's Bolsa Chica property.

    On February 14, 1997, the Company completed the sale of approximately 880 lowland acres owned by the Company at Bolsa Chica to the California State Lands Commission for $25 million and will, therefore, forego opportunities to develop 900 homes in the lowland. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica lowlands utilizing escrowed funds from the Ports of Los Angeles and Long Beach. A reserve of $1.5 million has been included in other liabilities as of December 31, 1996, with respect to potential costs payable by the Company under agreements negotiated with the State Lands Commission and certain oil field operators regarding environmental clean-up at the Bolsa Chica lowlands. In connection with the lowlands sale, the Company paid $833,333 of these costs at closing, leaving a reserve balance of $700,000 on its financial statements for potential additional clean-up costs.

    The Company is now pursuing the secondary permitting process for the mesa through the County of Orange in order to implement the approved development plan for up to 2,500 homes. This process is currently expected to be completed in the fourth quarter of 1997. The Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining the secondary permits, to commence infrastructure construction on the mesa in the fourth quarter of 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed. In this regard, on January 13, 1995, two lawsuits

                          KOLL REAL ESTATE GROUP, INC.

NOTE 5--LAND HELD FOR DEVELOPMENT (CONTINUED) challenging the Orange County Board of Supervisors' approval of the Bolsa Chica project were filed in Orange County Superior Court (the "Court"). Although the lawsuits differed in the particular issues they raised, generally they each alleged, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. One lawsuit, which was brought by the school districts, has been settled with an agreement regarding school fees to be paid to the plaintiff districts. In the other "environmental lawsuit", the plaintiffs did not seek monetary damages, but instead asked the Court to set aside the approval of the Bolsa Chica project. In February 1996, the Court ruled on the "environmental lawsuit", rejecting all but one of the arguments, and requiring an additional 45-day public review and comment period regarding the tidal inlet portion of the wetlands restoration plan, which was completed in the second quarter of 1996. The County reapproved the plan without change in June 1996. On January 24, 1997 this lawsuit was dismissed by the Court. In filing the judgement, the Court ruled that the County had fulfilled all requirements for approval of the Bolsa Chica development plans, without the Court requiring any change to the plans.

    In addition, on March 6, 1996 and March 11, 1996 two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project, and are currently scheduled to be tried in April 1997. Given the recent sale of the Bolsa Chica lowlands described above, the primary issues which were the subject of this litigation have been eliminated. Furthermore, the plaintiffs in one of these lawsuits have informed the Company that given the sale of the lowlands, they will work with the Company in an effort to resolve the remaining issues of their lawsuit. The Company believes that the remaining litigation issues which challenge development of the Bolsa Chica mesa are without merit. Furthermore, the Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however, there can be no assurance in this regard or that these suits will not result in delays.

    In 1995, in accordance with Statement of Financial Accounting Standard No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), the Company carried real estate properties, including Bolsa Chica, at the lower of cost or net realizable value, with net realizable value defined as the undiscounted estimated future cash flows from the project. As of December 31, 1995, the Company's review of the current estimated cash flows for Bolsa Chica indicated that a reserve of approximately $113.6 million was required to adjust the carrying value of Bolsa Chica to its then estimated net realizable value of $220 million pursuant to SFAS 67. The valuation reserve primarily reflects management's decision in the fourth quarter of 1995 (following the approval of additional funding by the Ports) to make completing the sale of the lowlands to a government agency a strategic goal of the Company, along with updated estimates of future cash flows for the mesa portion of the project reflecting recent market conditions. During 1995, the Southern California residential real estate market continued to decline, affecting estimated sale pricing, housing mix and number of units planned. The Company's decision in 1995 to pursue a sale of the lowlands was expected to, and subsequently has, resulted in the elimination of up to 900 units previously planned in the lowlands, which, in turn, resulted in a significant reduction as of December 31, 1995 in projected future cash flows previously anticipated from the Bolsa Chica project. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 6--DEBT

    SENIOR BANK DEBT

    In December 1994, the Company entered into a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation ("Nomura") to fund payment of the settlement of the Abex litigation in excess of $7.5 million to be funded by the Company. In February 1995, the Company paid an aggregate of $22 million to settle the litigation, of which $15.5 million was funded by borrowings under the letter of credit and reimbursement agreement and the balance of $6.5 million from restricted cash. Since this financing agreement was solely for the purpose described above, no additional funds are available under this facility. The Company repaid $8.4 million of such borrowings during 1996. In December 1994, the Company also entered into a construction loan agreement with Nomura to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County. The Company borrowed $1.3 million and $8.7 million during 1995 and 1996, respectively, under this loan agreement. As required under the construction loan agreement, the Company deposited $5 million into an escrow account in January 1995 to be used solely for the funding of infrastructure construction costs at Rancho San Pasqual, of which $2.5 million was included in restricted cash on December 31, 1995. The Company repaid $.2 million and $9.8 million of borrowings under the construction loan agreement during 1995 and 1996, respectively.

    The remaining borrowings outstanding as of December 31, 1996 under the letter of credit and reimbursement agreement were principally secured by a deed of trust on Rancho San Pasqual and a pledge and security interest in the Company's interest in Fairbanks Highlands, LLC, a joint venture with Taylor Woodrow Homes, Inc. formed on December 6, 1996, along with a pledge of the stock of Signal Bolsa Corporation. Amounts outstanding under the letter of credit and reimbursement agreement bear interest at 30 Day LIBOR plus 4%, which was 9.69% as of December 31, 1996. The agreements initially required principal prepayments equal to 80% of the net proceeds from any sales at Rancho San Pasqual, Fairbanks Highlands, and principal prepayments equal to 50% of the net proceeds from Rancho San Pasqual assessment district reimbursements. After March 12, 1996, the agreements require principal repayments equal to 90% of the net proceeds from any sales at Rancho San Pasqual, Fairbanks Highlands and Bolsa Chica. The agreements contain certain restrictive covenants that limit, among other things,
(i) the incurrence of indebtedness, (ii) the making of investments and (iii) the creation or incurrence of liens on existing and future assets of the Company. The agreements also contain various financial covenants and events of default customary for such agreements. In December 1996, the Company exercised its option to extend the initial maturity date under the loans from December 20, 1996 to December 22, 1997. On February 18, 1997 the outstanding Nomura loan balance was fully repaid with a portion of the proceeds from the sale of the Bolsa Chica lowlands and the loan agreements were terminated.

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

                          KOLL REAL ESTATE GROUP, INC.

NOTE 6--DEBT (CONTINUED)
    PROJECT DEBT

    During 1996, the Company entered into several contracts to develop and construct commercial properties on a build-to-suit basis. Subsidiaries of the Company have entered into three construction loan agreements aggregating $31.9 million, which have been guaranteed by the parent, to finance these projects. As of December 31, 1996, a total of $12.5 million was drawn and $19.4 million was available under these construction loan agreements. The loans bear interest at prime plus .75% or 30-day LIBOR +2% and have maturity dates between June and August 1997.

    In addition, as of December 31, 1996, one development project is owned by an unconsolidated partnership in which a subsidiary of the Company is the general partner. The partnership has entered into a construction loan agreement for $3.5 million, which has also been guaranteed by the parent. Under this construction loan agreement, $1.3 million was drawn and $2.2 million was available as of December 31, 1996.

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

    The Debentures were comprised of the following as of December 31 (in millions):

                                                                               1995       1996
                                                                             ---------  ---------
Senior Subordinated Debentures.............................................  $   138.2  $   155.3
Subordinated Debentures....................................................       34.6       38.8
                                                                             ---------  ---------
  Total face amount........................................................      172.8      194.1
Less unamortized discount..................................................       (5.6)      (5.0)
Plus accrued interest......................................................        6.0        6.8
                                                                             ---------  ---------
                                                                             $   173.2  $   195.9
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    In November 1996, representatives of certain holders of the Debentures indicated to the Company that they intend to support a de-leveraging of the Company's capital structure through a voluntary exchange of the Debentures for equity (the "Exchange Offer"). Under the proposed Exchange Offer,

                          KOLL REAL ESTATE GROUP, INC.

NOTE 6--DEBT (CONTINUED)
Senior-Subordinated holders and Subordinated holders would, subject to the successful completion of the Exchange Offer, receive 56 shares and 28 shares, respectively, (after consolidation of the preferred and common stock and the proposed reverse split discussed below) for each $1,000 of principal amount outstanding as of March 15, 1997, after taking into account the next scheduled "in-kind" interest payment. The solicitation of Debentureholders, as well as stockholder approval, will not commence until the Securities and Exchange Commission ("SEC") completes its review of a registration statement to be filed by the Company with the SEC in February 1997, and the entire solicitation/exchange offer process is not expected to be completed prior to June 1997.

    A 100% acceptance rate for the Exchange Offer would result in 90% of the Company's equity, in the form of newly issued shares of common stock, being held by the Debentureholders (approximately 80% by Senior-Subordinated and 10% by Subordinated). The remaining 10% of the Company's equity would be owned, in the aggregate, by current preferred and common stockholders (approximately 5.8% by preferred stockholders and 4.2% by common stockholders). A condition to closing the Exchange Offer will be that a minimum of 90% of the of the face amount outstanding of the Debentures are tendered to the Company. The Company expects to solicit the consent of its common and preferred stockholders to the Exchange Offer and to the consolidation of the preferred and common stock into a single class of common stock, through the issuance of 1.75 shares of Common Stock for each outstanding share of Preferred Stock. In addition, all stockholders will be asked to approve a one for one hundred (1:100) reverse stock split, and the common stockholders will be asked to elect six new directors who have been nominated by a committee of the Debentureholders and to elect four of the Company's existing directors to be nominated by the Company.

    At December 31, 1996 the estimated aggregate fair value of the Company's Debentures was within a range of approximately $105 million to $115 million based on quotes from certain bond traders making a market in the Debentures. However, due to the low trading volume and illiquid market for the Debentures, such quotes may not be meaningful indications of value. The carrying amount for all other debt of the Company approximates market primarily as a result of floating interest rates.

    INTEREST

    The Company made cash payments for interest on senior bank debt of $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 7--OTHER LIABILITIES

    Other liabilities were comprised of the following as of December 31 (in millions):

                                                                                 1995       1996
                                                                               ---------  ---------
Net deferred tax liabilities (Note 8)........................................  $    10.0  $    10.0
Other tax liabilities (Note 8)...............................................        4.5        4.5
Accrued pensions and benefits................................................       10.7        5.6
Guaranty of capital contribution notes.......................................        4.8        6.0
Accrued indemnity obligations................................................       18.7       17.8
Majority interest and other liabilities of consolidated partnership..........        4.2     --
                                                                               ---------  ---------
                                                                               $    52.9  $    43.9
                                                                               ---------  ---------
                                                                               ---------  ---------

                          KOLL REAL ESTATE GROUP, INC.

NOTE 7--OTHER LIABILITIES (CONTINUED)

    During 1996, the Company terminated certain group annuity contracts for the pension plan of a discontinued operation, and experienced favorable investment returns on pension assets, resulting in a significant decrease in accrued pensions and benefits.

NOTE 8--INCOME TAXES

    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                                           1995       1996
                                                                         ---------  ---------
Deferred tax assets:
  Real estate held for development or sale and operating properties
    (due to asset revaluations and interest capitalized for tax
    purposes)..........................................................  $    33.4  $    13.8
  Accruals not deductible until paid...................................        6.6        6.1
  Net operating loss carryforwards.....................................       64.7       94.1
  Other................................................................        1.7         .4
  Valuation allowance..................................................      (59.2)     (71.3)
                                                                         ---------  ---------
                                                                         $    47.2  $    43.1
                                                                         ---------  ---------
                                                                         ---------  ---------

Deferred tax liabilities:
Land held for development, (principally due to accounting for a prior business combination, partially offset by the asset revaluation in
  1995)................................................................  $    55.0  $    51.2
  Other................................................................        2.2        1.9
                                                                         ---------  ---------
                                                                         $    57.2  $    53.1
                                                                         ---------  ---------
                                                                         ---------  ---------

    Net deferred tax liabilities at December 31, 1996 are comprised entirely of state net deferred tax liabilities.

    At December 31, 1996, the Company had available tax net operating loss carryforwards of approximately $282 million which expire in the years 2004 through 2011 if not utilized. The Internal Revenue Code (the "Code") imposes an annual limitation on the use of loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). Such an ownership change occurred in connection with the Merger in 1992. As a result, approximately $23 million of the Company's net operating loss carryforwards will generally be limited to the extent that Henley Properties and its subsidiaries recognize certain gains in the five-year period following the ownership change which ends July 16, 1997. Additionally, the use of the Company's net operating loss carryforwards will be further limited if the Exchange Offer is completed.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 8--INCOME TAXES (CONTINUED)
    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations for the years ended December 31 (in millions):

                                                               1994     1995     1996
                                                              ------   ------   ------
Income Tax Provision (Benefit):
  Current...................................................  $  (.3)  $(10.1)  $   .1
  Deferred..................................................   (10.0)   (25.4)    --
                                                              ------   ------   ------
                                                              $(10.3)  $(35.5)  $   .1
                                                              ------   ------   ------
                                                              ------   ------   ------

    Cash payments for federal, state and local income taxes were approximately $.6 million, $.3 million and $.2 million for the years ended December 31, 1994, 1995 and 1996, respectively. Tax refunds received for the years ended December 31, 1994, 1995 and 1996 were approximately $.8 million, $.4 million and $.2 million, respectively.

    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows for the years ended December 31 (in millions):

                                                                      1994       1995       1996
                                                                    ---------  ---------  ---------
Benefit for income taxes at statutory rate........................  $   (10.2) $   (53.3) $   (10.1)
State income taxes, net...........................................        (.1)        .6        (.1)
Increase in valuation allowance...................................     --           28.3       12.1
Reduction in other tax liabilities................................     --          (10.0)    --
All other items, net..............................................     --           (1.1)      (1.8)
                                                                    ---------  ---------  ---------
                                                                    $   (10.3) $   (35.5) $      .1
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

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

    The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit

                          KOLL REAL ESTATE GROUP, INC.

NOTE 8--INCOME TAXES (CONTINUED)
adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could also result in a disallowance of up to $147 million of available net operating loss carryforwards, of which none are recognized, after consideration of the valuation allowance, as of December 31, 1996. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is still being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

    PRE-1989 INCOME TAXES. Under tax sharing agreements with WTI and Abex, the parties are charged with sharing responsibility for paying any increase in the federal, state or local income tax liabilities (including any interest or penalties payable with respect thereto) for any consolidated, combined or unitary tax group which included WTI, Henley Group or any of their subsidiaries for tax periods ending on or before December 31, 1988. Under the agreements, the Company was charged with the responsibility for paying $25 million, plus amounts payable with respect to liabilities which are attributable to certain of the Company's subsidiaries. The Company's $25 million limitation amount was accrued in the Company's financial statements in December 1989, and following payments made in the first quarter of 1993, $22 million remained as of December 31, 1994. In January 1993, the IRS completed its examination of the Federal tax returns of WTI for the periods May 1986 through December 1988 and asserted a material deficiency relating to the tax basis of a former subsidiary of WTI. WTI, Abex and the Company disagreed with the position taken by the IRS and WTI filed a petition with the U.S. Tax Court. In March 1994, prior to the June 1994 trial date, WTI and the IRS entered into a Stipulation of Settlement that resulted in a tax payable together with interest of approximately $72 million.

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

NOTE 9--COMMITMENTS AND CONTINGENCIES

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

                          KOLL REAL ESTATE GROUP, INC.

NOTE 10--RELATED PARTY TRANSACTIONS

    CONSTRUCTION MANAGEMENT AGREEMENTS

    In 1993, the Company entered into a construction management agreement with Koll Construction, a wholly owned subsidiary of The Koll Company, for demolition of bunkers at Bolsa Chica. In 1995, the Company also entered into a construction management agreement with Koll Construction for infrastructure construction at Rancho San Pasqual. In 1996, the Company entered into a general contractor agreement with Koll Construction in conjunction with a build-to-suit project for a third-party corporate office building in Nevada. During 1994, 1995 and 1996 the Company incurred fees aggregating approximately $100 thousand, $500 thousand and $1.7 million, respectively, to Koll Construction in consideration for these services and related reimbursements.

    SERVICE AGREEMENTS

    In September 1993, the Company entered into a Financing and Accounting Services Agreement to provide The Koll Company with financing, accounting, billing, collections and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees earned for the years ended December 31, 1994, 1995 and 1996 were approximately $400 thousand, $100 thousand and $100 thousand, respectively.

    The Company also entered into a Management Information Systems and Human Resources Services Agreement in September 1993 with Koll Management Services, Inc., also known as Koll Real Estate Services ("KRES"), a company approximately 14% owned by a subsidiary of The Koll Company. Under this agreement, KRES provides computer programming, data organization and retention, record keeping, payroll and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees and related reimbursements incurred were approximately $200 thousand for each of the years ended December 31, 1994, 1995 and 1996.

    SUBLEASE AGREEMENTS

    In September 1993, the Company entered into an annual Sublease Agreement with The Koll Company to sublease a portion of The Koll Company affiliate's office building located in Newport Beach, California. The Company also entered into lease agreements on a month-to-month basis, which were terminated in 1996, for office space in Northern California and San Diego, California with KRES. Combined lease costs on these leases were approximately $400 thousand for each of the years ended December 31, 1994, 1995, and 1996, respectively.

    DEVELOPMENT FEES

    For the years ended December 31, 1994, 1995, and 1996 the Company earned fees of approximately $3.5 million, $2.7 million, and $1.9 million respectively, for real estate development and disposition services provided to partnerships in which The Koll Company and certain directors and officers of the Company have an ownership interest. In addition, the Company paid approximately $300 thousand to, and received $100 thousand from Koll Construction for services provided to each other in conjunction with two separate development service transactions for the year ended December 31, 1994. The Company paid $100 thousand and $400 thousand to Koll Construction for construction services in the years ended December 31, 1995 and 1996, respectively.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 10--RELATED PARTY TRANSACTIONS (CONTINUED)
    JOINT BUSINESS OPPORTUNITY AGREEMENT

    The Company and The Koll Company entered into an agreement to jointly develop business opportunities in the Pacific Rim effective February 1, 1994. Effective February 1, 1995 The Koll Company assigned its interests under this agreement to KRES. Under the terms of the agreement, the Company and KRES share on a 50%-50% basis all costs and expenses incurred in connection with identifying and obtaining business opportunities and will share in all revenues generated from any such opportunities on a 50%-50% basis. The Company's share of net loss was approximately $200 thousand, $300 thousand and $100 thousand for the years ended December 31, 1994, 1995 and 1996, respectively. Service contracts entered into under this agreement in 1995 included construction services from Koll Construction, for which the venture paid approximately $100 thousand to Koll Construction for services rendered for each of the years ended December 31, 1995 and 1996. In February 1997, KRES notified the Company that it plans to terminate the venture effective March 5, 1997, and its interest will be adjusted accordingly.

    In March 1995, the Company and The Koll Company entered into an agreement to jointly develop commercial development business opportunities in Mexico. Under the terms of the agreement, the Company and The Koll Company share on a 50%-50% basis all costs and expenses incurred in connection with identifying and obtaining business opportunities and will share in all revenues generated from such opportunities on a 50%-50% basis. The Company's share of such net costs and expenses was approximately $300 thousand and $100 thousand for the ten months ended December 31, 1995, and for year ended December 31, 1996, respectively. During the first quarter of 1996, the Company determined that, given current economic conditions in Mexico, it could more efficiently service opportunities in Mexico from its offices in California and Dallas and closed its Mexico City office. The Koll Company informed the Company that effective March 1, 1996 it would no longer fund costs and expenses related to the pursuit of commercial development opportunities in Mexico, and The Koll's Company interest was diluted accordingly.

    Effective April 1, 1994, the Company and KRES entered into an agreement to combine operations in the Northwest Region in order to become a full service real estate company in that region. This agreement was terminated effective June 30, 1996. Operating profits and losses were split on a 50%-50% basis at the end of each calendar year or portion thereof. The Company's share of profits was approximately $500 thousand, $600 thousand and $200 thousand for the nine months ended December 31, 1994, the year ended December 31, 1995, and the six months ended June 30, 1996, respectively.

    STOCK PLEDGE BY DIRECTOR

    In December of 1995, the Company accepted pledges of all of the common stock and warrants convertible into the common stock of the Company owned by Ms. Kathryn G. Thompson as security against any potential construction liability which could be asserted against the Company as a result of the 1994 acquisition by the Company of KGTC and in exchange for the Company releasing Ms. Thompson from a covenant to maintain insurance with respect to such potential liability. Ms. Thompson resigned as a director of the Company and as an officer of certain wholly-owned subsidiaries of the Company effective November 1, 1996. Ms. Thompson received compensation of $300,000 during each of the years ended December 31, 1995 and 1996 for her services rendered as an officer of these subsidiaries. In connection with her resignation, Ms. Thompson received a release from certain non-competition covenants and a release of the stock pledge described above.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 10--RELATED PARTY TRANSACTIONS (CONTINUED)
    OTHER TRANSACTIONS

    See Notes 3, 8 and 9 for descriptions of other transactions and agreements with Koll, Libra, Abex and WTI.

NOTE 11--RETIREMENT PLANS

    The Company has noncontributory defined benefit retirement plans covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. In November 1996, the assets held in trust under the Company's supplemental and executive retirement plan were paid to participants in exchange for each participant's release of any future benefit claims under this plan, resulting in termination of the executive plan and the curtailment gain recorded in 1996. Net periodic pension cost for the years ended December 31 consisted of the following (in millions):

                                                               1994     1995     1996
                                                              ------   ------   ------
Service cost................................................  $ --     $ --     $ --
Interest cost...............................................      .5       .5       .5
Actual return on assets.....................................      .1     (1.4)     (.8)
Net amortization and deferral...............................     (.5)     1.0       .4
Gain on curtailment.........................................    --       --        (.3)
                                                              ------   ------   ------
Net periodic pension cost (income)..........................  $   .1   $   .1   $  (.2)
                                                              ------   ------   ------
                                                              ------   ------   ------

    The funded status and accrued pension cost at December 31, 1995 and 1996 for defined benefit plans were as follows (in millions):

                                                                                  1995       1996
                                                                                ---------  ---------
Actuarial present value of benefit obligations:
  Vested......................................................................  $    (6.9) $    (5.3)
  Nonvested...................................................................     --         --
                                                                                ---------  ---------
Accumulated benefit obligation................................................  $    (6.9) $    (5.3)
                                                                                ---------  ---------
                                                                                ---------  ---------

Projected benefit obligation..................................................  $    (6.9) $    (5.3)
Plan assets at fair value.....................................................        5.9        5.0
                                                                                ---------  ---------
Projected benefit obligation in excess of plan assets.........................       (1.0)       (.3)
Unrecognized net loss.........................................................        1.0         .7
Adjustment required to recognize additional minimum liability.................       (1.0)       (.7)
                                                                                ---------  ---------
Accrued pension cost..........................................................  $    (1.0) $     (.3)
                                                                                ---------  ---------
                                                                                ---------  ---------

    The development of the projected benefit obligation for the plans at December 31, 1994, 1995, and 1996 is based on the following assumptions: a discount rate of 7%, and an expected long-term rate of return on assets of 9%. Assets of the plans are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 12--CAPITAL STOCK

    COMMON STOCK

    Under its restated certificate of incorporation, the Company has authority to issue up to 750 million shares of common stock, par value $.05 per share, subject to approval of the Board of Directors (the "Board"), of which 625 million shares of Class A Common Stock and 25 million shares of Class B Common Stock are initially authorized for issuance and an additional 100 million shares may be issued in one or more series, and have such voting powers or other rights and limitations as the Board may authorize. During 1994, 1995 and 1996, 1.2 million, an additional 1.0 million, and an additional 1.4 million shares, respectively, of Series A Preferred Stock were converted into an equal number of shares of Class A Common Stock.

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

    The Series A Preferred Stock is redeemable at the Company's option, on 30 days' notice given at any time after the second anniversary of issuance, at the liquidation preference of $.75 per share, in cash or generally in shares of Class A Common Stock. Each share of the Series A Preferred Stock is convertible at the holder's option, at any time after the second anniversary of issuance, generally into one share of Class A Common Stock. Since the Series A Preferred Stock became convertible in July 1994, approximately 3.6 million shares have been converted into an equal number of shares of Class A Common Stock.

NOTE 13--STOCK PLANS

    1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan were incorporated into the 1993 Plan upon its approval. Under the 1993

                          KOLL REAL ESTATE GROUP, INC.

NOTE 13--STOCK PLANS (CONTINUED)
Plan, 7.5 million shares each (including 3 million shares each originally authorized under the 1988 Stock Plan) of Series A Preferred Stock and Class A Common Stock were reserved for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. Options generally become exercisable for 40% of the option shares upon completion of one year of service and become exercisable for the balance in two equal annual installments thereafter.

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

    Each non-employee Board member may also elect to apply all or any portion of his or her annual retainer fee to the acquisition of shares of Series A Preferred Stock or Class A Common Stock which vest incrementally over the individual's period of Board service during the year for which the election is in effect. During the year ended December 31, 1994, 126,856 shares were issued under this provision. No shares were issued under this provision during 1995 or 1996.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 13--STOCK PLANS (CONTINUED)
    A summary of the status of the Company's stock option plans for the three years ended December 31, 1996, follows:

                                               NUMBER OF SHARES         PRICE PER SHARE
                                            ----------------------  ------------------------
                                             CLASS A     SERIES A     CLASS A     SERIES A
                                              COMMON    PREFERRED     COMMON      PREFERRED
OPTIONS OUTSTANDING                           STOCK       STOCK        STOCK        STOCK
------------------------------------------  ----------  ----------  -----------  -----------
December 31, 1993.........................   6,350,000   6,350,000    .23 - .41    .14 - .41
  Granted.................................      --          --          --           --
  Exercised...............................      --          --          --           --
  Cancelled...............................      --          --          --           --
                                            ----------  ----------  -----------  -----------
December 31, 1994.........................   6,350,000   6,350,000    .23 - .41    .14 - .41
  Granted.................................      --          --          --           --
  Exercised...............................      --          --          --           --
  Cancelled...............................     (75,000)    (75,000)         .41          .41
                                            ----------  ----------  -----------  -----------
December 31, 1995.........................   6,275,000   6,275,000  $ .23 - .41  $ .14 - .41
  Granted.................................      --          --          --           --
  Exercised...............................      --          --          --           --
  Cancelled...............................      --          --          --           --
                                            ----------  ----------  -----------  -----------
December 31, 1996.........................   6,275,000   6,275,000  $  .23 - 41  $  .14 - 41
                                            ----------  ----------  -----------  -----------
                                            ----------  ----------  -----------  -----------

Options exercisable at December 31,
  1996....................................   6,275,000   6,275,000  $  .23 - 41  $  .14 - 41
Options available at December 31, 1996....   1,098,144   1,225,000

    In connection with the Exchange Offer, the outstanding options set forth above will be cancelled and new options comprising 6% of the Company's fully diluted equity will be granted based on the average trading price for 20-days following completion of the Exchange Offer.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 14--UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1995 and 1996 (in millions, except per share amounts):

                                                   FIRST      SECOND       THIRD     FOURTH     FULL YEAR
                                                 ---------  -----------  ---------  ---------  -----------
1996
  Revenues (a).................................  $     2.7   $    16.0   $     6.4  $    19.7   $    44.8
  Cost of sales (a)............................        2.5        14.3         5.2       18.2        40.2
  Loss from continuing operations..............       (7.9)       (6.7)       (7.6)      (6.7)      (28.9)
  Net loss.....................................       (7.9)       (6.7)       (7.6)      (6.7)      (28.9)
  Loss per common share........................       (.17)       (.14)       (.16)      (.14)       (.60)
  Weighted average common shares
    outstanding (b)............................       47.7        48.0        48.5       48.9        48.3
1995
  Revenues (c).................................  $     6.4   $     5.7   $     6.8  $    15.1   $    34.0
  Cost of sales (c)............................        7.3         5.2         5.9       13.5        31.9
  Loss from continuing operations (d)..........       (5.7)       (2.6)       (8.5)    (100.1)     (116.9)
  Net loss (d).................................       (5.7)       (2.6)       (8.5)    (100.1)     (116.9)
  Loss per common share........................       (.12)       (.06)       (.18)     (2.11)      (2.48)
  Weighted average common shares
    outstanding (b)............................       46.6        47.0        47.3       47.5        47.1

------------------------

(a) The Company recorded revenues and cost of sales of approximately $10.1 million from residential lot sales at Rancho San Pasqual primarily during the second and fourth quarters. In addition, the second quarter includes the sale of the Eagle Crest golf course at Rancho San Pasqual, and the fourth quarter includes the sale of Fairbanks Highlands as a result of the formation of a joint venture in which the Company has a continuing interest.

(b) The Series A Preferred Stock is not included in the calculation of weighted average shares outstanding because the effect is antidilutive.

(c) The Company recorded revenues and cost of sales of approximately $8.0 million and $8.1 million, respectively, in the fourth quarter of 1995 from the sale of residential land and the marina at its Wentworth By The Sea project in New Hampshire.

(d) The Company recorded asset revaluations of $7.5 million and $116.6 million, which were partially offset by income tax benefits of $2.6 million and $24.0 million, respectively, in the third and fourth quarters of 1995.