Form 10-K/A
period 1996-12-31
KOLL REAL ESTATE GROUP INC
filed 1997-04-29
CIK 840216

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

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

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF JANUARY 31, 1997 WAS 48,938,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:
---------------------

    THE REGISTRANT IS AMENDING "NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--REAL ESTATE" AND "NOTE 3-- ACQUISITIONS AND DISPOSITIONS" TO THE AUDITED HISTORIC FINANCIAL STATEMENTS SET FORTH IN ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH NOTES, AS AMENDED, CORRESPOND TO THE TEXT OF NOTES AS SET FORTH IN THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, FILE NO. 333-22121.

--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K

                          KOLL REAL ESTATE GROUP, INC.

                 NOTES TO AUDITED HISTORIC FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    REAL ESTATE

    Real estate held for development and land held for development (real estate properties) are carried at cost net of impairment losses based on undiscounted cash flows. Real estate held for sale is carried at cost, net of impairment losses and selling costs based on undiscounted cash flows. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996 which did not have any effect on its financial statements. The Company is currently implementing an Exchange Offer to deleverage its capital structure as discussed in Note 6. Under the Exchange Offer as proposed, no revaluation of real estate properties would be required based on undiscounted cash flows. If an alternative recapitalization is implemented by the Company pursuant to Court confirmation of a Prepackaged Plan of reorganization, the Company would apply the principles required by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Accounting") and the carrying value of real estate properties would be adjusted to fair value.

    The cost of sales of multi-unit projects is generally computed using the relative sales value method, with direct construction costs and property taxes accumulated by phase, using the specific identification method. Interest cost is capitalized to real estate projects during their development and construction period.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Operating properties are generally depreciated utilizing the straight-line method over estimated lives ranging principally from 5 to 7 years. Accumulated depreciation amounted to $1.1 million and $1.0 million at December 31, 1995 and 1996, respectively.

NOTE 3--ACQUISITIONS AND DISPOSITIONS

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business are residential real estate development and homebuilding, focusing on the entry-level and first time move-up market segments. The principal project of the acquired business is a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares of Class A Common Stock and warrants to purchase an additional 2 million shares. The Company guaranteed approximately $4.8 million of capital contribution notes related to the Aliso Viejo partnership interest, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are not due until the earlier of the completion of the project or April 1999. In addition, in November 1994, Ms. Kathryn G. Thompson, who was appointed as a director of the Company, entered into a covenant not to compete with the Company with respect to real estate development, subject to certain limited exceptions. Ms. Thompson resigned as an officer and director of the Company effective November 1, 1996. In conjunction with her resignation, the covenant of Ms. Thompson was released.

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

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes a $.1 million loss for the period from the acquisition date through December 31, 1994, and losses of $2.0 million and $1.2 million, respectively, for the years ended December 31, 1995 and 1996. The loss recorded in 1996 reflects accrued interest on guaranteed capital contribution notes only, as the Company's net investment is $0 and the recorded liability reflects the Company's guaranty of capital contribution notes due to the partnership discussed below. Due to a significant shortfall in sales during 1995 versus forecast, the financial structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and in 1995 reserved for its guaranty of $4.8 million of capital contribution notes. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of $4.8 million of capital contribution notes. While the Company has reserved for this guarantee, the Company intends to dispute the enforceability of the guarantee. The reserve relating to the guaranteed capital contribution notes, including

                          KOLL REAL ESTATE GROUP, INC.

NOTE 3--ACQUISITIONS AND DISPOSITIONS (CONTINUED) accrued interest, for this partnership of $4.8 million and $6.0 million at December 31, 1995 and 1996, respectively, is included in other liabilities.

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

Date: April 29, 1997                    KOLL REAL ESTATE GROUP, INC.

                                          By: /s/ Raymond J. Pacini
                                             -----------------------------------
                                             Raymond J. Pacini
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                          SIGNATURE                                         TITLE                    DATE
--------------------------------------------------------------  ------------------------------  --------------
                           /s/ Donald M. Koll                   Chairman of the Board and
            -------------------------------------                Chief Executive Officer        April 29, 1997
                       (Donald M. Koll)                          (Principal Executive Officer)

                                                                Executive Vice President and
                         /s/ Raymond J. Pacini                   Chief Financial Officer
            -------------------------------------                (Principal Financial           April 29, 1997
                     (Raymond J. Pacini)                         and Accounting Officer)

                              /s/ Ray Wirta
            -------------------------------------               Director                        April 29, 1997
                         (Ray Wirta)

                       /s/ Harold A. Ellis, Jr.
            -------------------------------------               Director                        April 29, 1997
                    (Harold A. Ellis, Jr.)

                          /s/ Paul C. Hegness
            -------------------------------------               Director                        April 29, 1997
                      (Paul C. Hegness)

                         /s/ J. Thomas Talbot
            -------------------------------------               Director                        April 29, 1997
                      (J. Thomas Talbot)

                          /s/ Marco F. Vitulli
            -------------------------------------               Director                        April 29, 1997
                      (Marco F. Vitulli)