Form 10-K/A
period 1996-12-31
KOLL REAL ESTATE GROUP INC
filed 1997-05-01
CIK 840216

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

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

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF JANUARY 31, 1997 WAS 48,938,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:
---------------------

    THE REGISTRANT IS AMENDING THE FOLLOWING ITEMS TO ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 IN ORDER THAT SUCH ITEMS ARE IDENTICAL TO THE CORRESPONDING TEXT SET FORTH IN THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4, FILE NO. 333-22121.

--------------------------------------------------------------------------------

                                     PART I

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

          PROPERTY                     LOCATION             ACRES            PRESENT OR PLANNED USE
----------------------------  --------------------------  ---------  --------------------------------------
Newport Beach*                Newport Beach, CA              --      Headquarters
Bolsa Chica                   Huntington Beach, CA              310  Oceanfront residential community
Rancho San Pasqual            Escondido, CA                     650  Residential community
Fairbanks Highlands**         San Diego, CA                     390  Residential community
Aliso Viejo**                 Aliso Viejo, CA                   230  Residential community
Michigan Land                 Upper Peninsula, MI             1,100  Resort/residential lots
Signal Hill                   Signal Hill, CA                     2  Commercial/industrial land
PetsMart                      Phoenix, AZ                        20  Corporate headquarters
EDS***                        Allen, TX                          14  Office/distribution center
Nokia****                     Irving-Las Colinas, TX             11  Office building

------------------------

   *Leased

  **Minority interest in partnership or limited liability company

 ***Majority interest in partnership

****50% interest in partnership

ITEM 3.  LEGAL PROCEEDINGS

    On January 13, 1995, the Huntington Beach City School District and the Huntington Beach Union High School District (collectively, the "School Districts") and the Bolsa Chica Land Trust, et al. each filed a lawsuit naming the County of Orange as defendant, with the Company as real party in interest, (the "School Districts Action" and the "Environmental Action," respectively) in Orange County Superior Court (the "Superior Court") challenging the Orange County Board of Supervisors' approval of the Bolsa Chica project, which lawsuits generally alleged, among other things, violations of the California Environmental Quality Act and violations of the California Government Code planning and zoning laws. The plaintiffs in the School Districts Action sought monetary damages. The School Districts Action has been settled with an agreement regarding school fees to be paid by the Company to the plaintiff districts. The plaintiffs in the "Environmental Action" did not seek monetary damages, but instead asked the Superior Court to set aside the approval of the Bolsa Chica project. In February 1996, the Superior Court ruled on the Environmental Action," rejecting all but one of the arguments, and requiring an additional 45-day public review and comment period regarding the tidal inlet portion of the wetlands restoration plan, which was completed in the second quarter of 1996. The County reapproved the plan without change in June 1996 and the Superior Court approved a judgment dismissing the lawsuit on January 24, 1997.

    On March 6, 1996 and March 11, 1996 two lawsuits were filed in the San Francisco County Superior Court by the Bolsa Chica Land Trust, et al. and the League for Coastal Protection et al., respectively, against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits, which have subsequently been transferred to, and are currently pending in, the San Diego County Superior Court, seek to set aside the approval of the Bolsa Chica project. These lawsuits are currently scheduled to be tried on May 27, 1997. Given the recent sale of the Bolsa Chica lowlands described above, the primary issues which were the subject of this litigation have been eliminated. Furthermore, the plaintiffs in one of these lawsuits have informed the Company that given the sale of the lowlands, they will work with the Company in an effort to resolve the remaining issues of their lawsuit. The Company believes that there is no factual basis to support the remaining litigation issues which challenge development of the Bolsa Chica mesa. Furthermore, the Company does not believe that these lawsuits will be successful in permanently preventing the Company from completing the Bolsa Chica project, however, there can be no assurance in this regard or that these suits will not result in delays. See also "Business and Properties of the Company--Environmental and Regulatory Matters, and--Corporate Indemnification Matters."

    On March 31, 1994, Svedala Industries, Inc. ("Svedala") filed a lawsuit naming Nichols Engineering & Research Corporation ("Nichols"), as well as several other unrelated companies, as defendants in New Jersey Superior Court in Morris County, New Jersey. Svedala filed a Second Amended Complaint on August 16, 1994. The lawsuit seeks recovery of the costs of clean-up of a property in Mt. Olive, New Jersey (the "Property"). Svedala has asserted that the clean-up costs total approximately $10 million. The lawsuit alleges that Nichols, which is a wholly-owned subsidiary of New Henley Holdings Inc., which is a direct wholly-owned subsidiary of the Company, is responsible, in whole or in part, for contaminating the Property with hazardous substances during Nichols' operations there from the 1940's to the 1970's. Nichols has not engaged in business operations since approximately 1983. New Henley Holdings Inc. acquired the stock of Nichols in 1989, after Nichols was no longer operational. On February 9, 1995, Nichols filed for Chapter 7 bankruptcy protection. On July 19, 1995, the Nichols' bankruptcy plan was approved and the case was closed. On or about October 11, 1995, Svedala served a Third Amended Complaint on The Henley Group, Inc., which was the parent company of New Henley Holdings Inc. and was a direct wholly-owned subsidiary of the Company, alleging that they are liable for the purported acts of Nichols that allegedly resulted, in whole or in part, in Svedala's cleanup costs. Neither the Company, The Henley Group, Inc. nor New Henley Holdings Inc. (collectively, "Henley") has been ordered by any federal, state or local agency to undertake any remediation at the Property. On December 15, 1995, Henley moved to dismiss Svedala's action for lack of jurisdiction and on the basis that Henley is not liable as a successor for Nichols' liability. The Superior Court denied the motion without prejudice and ordered discovery on these defenses. Subsequent thereto The Henley Group, Inc. was merged into the Company. Pursuant to the Superior Court's most recent decision on these issues, discovery will run until August 15, 1997. The Company anticipates renewing the motions on the issues of personal jurisdiction and successor liability before August 15, 1997. As the action is still in the early stages, it is difficult to predict the outcome of the anticipated motion and the case.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, naming, among others, WT/HRC Corporation and KREG-OC, Inc., which are direct and indirect subsidiaries of the Company, as defendants in a complaint for declaratory judgment and breach of contract and indemnification. The complaint seeks indemnification for approximately 70 asbestos cases pending in New York and Michigan and two cases pending in Pennsylvania as well as for any similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. The lawsuit alleges that, pursuant to an Asset Purchase Agreement dated December 30, 1983, the seller, Whiting-Illinois, sold certain assets, properties and businesses of its "Whiting Engineered Products Group" to the plaintiff's predecessor-in-interest, Gask Corporation. Under the Asset Purchase Agreement, the plaintiff contends that seller agreed to indemnify it for personal injury, sickness, death or property damage claims which arise from occurrences prior to the closing date (December 30, 1983). The complaint further alleges that WT/HRC Corporation and KREG-OC, Inc. are the successors-in-interest to and/or the owners of Whiting-Illinois, the seller. The Company's subsidiaries deny any and all liability and will vigorously defend the action.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, the Company's immediate strategic goals are to (i) obtain new financing for development of the Bolsa Chica Mesa; (ii) successfully defend against the litigation challenging the California Coastal Commission's approval of the Bolsa Chica project; (iii) complete the secondary permitting for development of the Bolsa Chica Mesa; (iv) commence infrastructure construction on the Bolsa Chica Mesa in the fourth quarter of 1997; (v) continue the growth of the Company's commercial development business on a national and international basis; and (vi) complete the Exchange Offer to deleverage the Company's capital structure. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company has been over-leveraged since its December 1989 spin-off from The Henley Group, Inc. when it had $290 million of debt (including $144 million of subordinated debt due to The Henley Group, Inc.) and $268 million of accounts payable and other liabilities against $707 million of assets and stockholders equity of $149 million. This excessive leverage was exacerbated by continual delays between 1990 and 1996 in obtaining the governmental approvals necessary to develop the Company's principal asset, the Bolsa Chica property. At the time of the 1989 spin-off from The Henley Group, Inc., the Company expected that the Bolsa Chica property would be fully entitled and under construction as early as 1991. During the last seven years, the Company has generated approximately $300 million in cash from asset sales. The Company has utilized the majority of the proceeds of such asset sales to repay approximately $131 million of senior debt, to pay various liabilities, and to fund project development and infrastructure costs for its principal residential development projects, including Bolsa Chica. With the California Coastal Commission's approval of the LCP for Bolsa Chica in 1996 and the sale of the Bolsa Chica lowlands in February 1997 to the California State Lands Commission, the Company is proceeding with residential development on the Bolsa Chica Mesa and expects to commence infrastructure construction in the fourth quarter of 1997. While litigation challenging the Coastal Commission's approval of Bolsa Chica remains outstanding, the Company does not expect such litigation to delay the start of infrastructure construction.

    The Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets are residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. While future land sales are also expected to approximate, or only modestly exceed, break-even, the net cash flow to be generated by residential land development and sales is expected to exceed $200 million in the aggregate over the next three to five years. In addition, the continuing real estate recovery has increased the demand for the Company's commercial real estate development services. Accordingly, the Company expects that these operations will make a greater contribution to gross operating margins over the next several years. Despite the expected greater contribution from commercial development services, total gross margins in 1997 are expected to be less than 1996 due to lower margins on asset sales. Absent a write-down of Bolsa Chica (which would reduce future cost of sales) under Fresh Start Accounting in the event the Recapitalization is implemented through the Prepackaged Plan, the Company does not expect to be profitable until 1999 when it expects to generate income by reinvesting cash to be generated by the Bolsa Chica project in other development activities.

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

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. However, a significant portion of such losses is attributable to non-cash asset revaluations and non-cash interest expense on the Company's subordinated debentures. The Company will continue to be dependent primarily on real estate asset sales, and cash and cash equivalents on-hand to fund project development costs for Bolsa Chica and general and administrative expenses during 1997. Following completion of the sale of the Bolsa Chica lowlands in February 1997 and utilization of

$6.6 million to repay Nomura, the Company's cash balance exceeded $15 million. The Company is also seeking new financing for development of Bolsa Chica and implementing the Recapitalization to deleverage the Company's capital structure.

    If the Recapitalization is not completed, the Company will continue to incur in excess of $20 million of interest expense on the Debentures per year. However, since the Debentures do not mature until March 2002, it is possible that the Company could continue to operate without facing a liquidity problem until 2002. Nevertheless, the Company believes the current capital structure restricts its ability to maximize asset values and grow its business. If the Company does not receive valid tenders of at least the 90% Requisite Exchange Acceptance, the Company intends to pursue the Recapitalization through the Prepackaged Plan.

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

    The $9.0 million decrease in other liabilities primarily reflects a $4.3 million decrease in accrued pensions and benefits and a $4.2 million decrease related to the disposition of the Company's interest in the Oceanside Hills partnership. See Note 7 to "Audited Historic Financial Statements."

    DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994. Cash and cash equivalents aggregated $4.9 million at December 31, 1995 compared with $13.0 million at December 31, 1994. The decrease in cash and cash equivalents primarily reflects continued investments in Bolsa Chica and Rancho San Pasqual along with general and administrative expenses, partially offset by proceeds from asset sales, as well as other activity presented in the Statements of Cash Flows. Restricted cash of $2.5 million at December 31, 1995 reflects funds deposited into escrow accounts for funding infrastructure costs at Rancho San Pasqual. Restricted cash of $7.5 million at December 31, 1994 reflects funds on deposit to secure a $25 million letter of credit facility arranged to finance the settlement of the Abex litigation described above. See Notes 6 and 8 to "Audited Historic Financial Statements."

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

    The $23.2 million decrease in accounts payable and accrued liabilities primarily reflects the $22 million settlement of the Abex litigation in February 1995. See Notes 6 and 8 to "Audited Historic Financial Statements."

    The $16.6 million increase in senior bank debt reflects the borrowing of $15.5 million to fund the Abex settlement and $1.1 million of net borrowings to fund infrastructure construction at Rancho San Pasqual. See Note 8 to "Audited Historic Financial Statements."

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

    The $2.3 million increase in interest expense from $22.6 million in 1995 to $24.9 million in 1996 principally reflects compounded noncash interest on the Company's Senior Debentures and Subordinated Debentures.

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

    The write-down of real estate properties of $121.1 million in 1995 reflects the valuation adjustments recorded to reflect current estimates of net realizable value for the Company's Bolsa Chica property as well as the Wentworth project and the golf course at Rancho San Pasqual. See Note 5 to "Audited Historic Financial Statements."

    The change in other expense (income), net from $2.1 million of expense in 1994 to $3.1 million of expense for 1995 primarily reflects a loss reserve of approximately $3 million related to the Company's investment in AV Partnership. See Note 3 to "Audited Historic Financial Statements."

    The improvement in provision (benefit) for income taxes of $25.2 million primarily reflects the benefit related to the write-down of real estate properties. See Note 8 to "Audited Historic Financial Statements."

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

    The decrease in interest expense from $24.4 million in 1993 to $19.4 million in 1994 reflects both the reductions in outstanding subordinated debt in connection with the Libra transaction in December 1993 and prepayments of senior bank debt principally during 1993. See Note 6 to "Audited Historic Financial Statements."

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

    The gain on disposition of discontinued operations, net of income taxes in 1994 reflects the receipt of cash for the February 1994 termination of the contingent payment provision of a December 1993 agreement with Libra whereby the Company exchanged its Lake Superior Land Company subsidiary for approximately $42.4 million face amount of the Company's Senior Debentures held by Libra and other consideration. See Note 3 to "Audited Historic Financial Statements."

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

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1997, the name and address of each person believed to be a beneficial interest holder of more than 5% of the Common Stock, the number of shares beneficially owned and the percentage so owned. Except as set forth below, management knows of no person who, as of March 31, 1997, owned beneficially more than 5% of the Company's outstanding Class A Common Stock.

                                                NAME AND ADDRESS OF             AMOUNT AND NATURE OF     PERCENT OF
TITLE OF CLASS                               BENEFICIAL INTEREST HOLDER         BENEFICIAL OWNERSHIP      CLASS(1)
-------------------------------------  --------------------------------------  -----------------------  -------------
Class A Common Stock.................  Bridge Partners, L.P.                   17,518,200 shares(2)           28.8(2)
                                       115 East Putnam Avenue
                                       Greenwich, CT 06830

Class A Common Stock.................  Wheelabrator Technologies Inc.          5,097,207 shares(3)             9.8(3)
                                       Liberty Lane
                                       Hampton, NH 03842

Class A Common Stock.................  Asher B. Edelman                        3,477,700 shares(4)             6.6(4)
                                       717 Fifth Avenue
                                       New York, NY 10022

Class A Common Stock.................  Merrill Lynch & Co., Inc.               2,851,692 shares(5)             5.6(5)
                                       World Financial Center
                                       North Tower
                                       250 Vesey Street
                                       New York, NY 10281

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

(5) According to Schedule 13G dated February 11, 1994 filed jointly with the SEC by Merrill Lynch & Co., Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated (collectively "Merrill"). Merrill beneficially owns an aggregate of 2,851,692 shares, including 957,246 shares of Class A Common

    Stock and 1,894,446 shares of Preferred stock which shares are generally non-voting and are currently convertible into shares of the Class A Common Stock on a share-for-share basis.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    EMPLOYMENT AND CONSULTING AGREEMENTS. In April of 1997, the Company entered into employment agreements with each of Messrs. Koll, Ortwein and Pacini which provide for employment terms of three (3) years. The Company also entered into a consulting agreement with Mr. Wirta. Under the employment agreements each of Messrs. Koll, Ortwein and Pacini has agreed to serve in their current capacities as the Company's Chief Executive Officer, President and Chief Financial Officer, respectively, at their current base salaries. The employment agreements provide that if an officer is terminated without cause (as defined) during such three
(3) year period, the officer shall receive a severance payment equal to his current annual salary for twelve (12) months plus the amount of his most recent annual bonus for the prior fiscal year, and any unvested stock options shall immediately become 100% vested. The employment agreements also provide for bonuses payable upon completion of the Recapitalization. The consulting agreement with Mr. Wirta calls for him to provide services for an annual fee of $50,000. The consulting agreement is subject to termination upon 30 days' prior notice. If the agreement is terminated without cause (as defined), Mr. Wirta is entitled to a $50,000 severance payment and immediate vesting of any unvested stock options. Given the significance to the Company of completing the Recapitalization, the Compensation Committee has approved bonuses of $275,000, $125,000, $100,000, and $250,000 payable upon completion of the Recapitalization to Messrs. Koll, Wirta, Ortwein and Pacini, respectively. These bonuses are intended to (i) retain these individuals during the pendency of the Recapitalization; (ii) incentivize the completion of the Recapitalization on a timely basis; and (iii) to reward these individuals for their substantial efforts during the past several years, which efforts have been necessary prerequisites to completing the Recapitalization. In the event the Company pursues a prepackaged plan of bankruptcy in order to effect the Recapitalization, as part of such prepackaged plan confirmation process, the Company would seek approval of these employment and consulting agreements and the bonuses pursuant to Section 365 of the Bankruptcy Code. To the extent applicable, the Company would also seek approval of the bonuses pursuant to Section 1129(a)(4) of the Bankruptcy Code.

    LICENSE AND NON-COMPETITION AGREEMENTS. A wholly-owned subsidiary of the Company has amended certain agreements with Donald M. Koll, the Chairman of the Board and Chief Executive Officer of the Company, which agreements include a license to use the "Koll" name and which contain certain non-compete provisions. Pursuant to such amendments, upon completion of the Recapitalization, and the occurrence of any one of the following (i) the resignation of Mr. Koll as an officer and director of the Company after the first anniversary of the Recapitalization, (ii) the resignation of Mr. Koll as an officer and director of the Company at any time following the completion of the Recapitalization in the event the Board duly resolves to authorize any sale of all or substantially all of the properties or interests in the properties of the Company, any merger or consolidation of the Company with any other entity, other than a merger or consolidation in which the Company will control the merged or consolidated entity, any dissolution of the Company, any cessation of a present operation of the Company or any other extraordinary corporate transaction involving properties or interests in property of the Company, (iii) the removal of Mr. Koll from his positions as an officer or director of the Company, or (iv) the failure to elect Mr. Koll to such offices at any future meeting of stockholders held after completion of the Recapitalization, Mr. Koll will be released from currently existing covenants not to compete with the Company, the Company and its subsidiaries will be obligated to change their respective names to delete all usage of the name "Koll". These agreements have been amended (i) in order to delete an event of default which would occur under the License Agreement if it becomes necessary to complete the Recapitalization through a prepackaged plan of bankruptcy, and (ii) in order to retain Mr. Koll following the Recapitalization in light of the changed circumstances with respect to corporate goverance and control of the Company which will result from the completion of the Recapitalization, which circumstances did not exist at the time these agreements were originally negotiated and executed.

    Information in answer to this item also appears in Note 10 to the Financial Statements included in this Annual Report.

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

                          KOLL REAL ESTATE GROUP, INC.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

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

NOTE 3--ACQUISITIONS AND DISPOSITIONS

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business are residential real estate development and homebuilding, focusing on the entry-level and first time move-up market segments. The principal project of the acquired business is a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2

                          KOLL REAL ESTATE GROUP, INC.

NOTE 3--ACQUISITIONS AND DISPOSITIONS (CONTINUED) million shares of Class A Common Stock and warrants to purchase an additional 2 million shares. The Company guaranteed approximately $4.8 million of capital contribution notes related to the Aliso Viejo partnership interest, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are not due until the earlier of the completion of the project or April 1999. In addition, in November 1994, Ms. Kathryn G. Thompson, who was appointed as a director of the Company, entered into a covenant not to compete with the Company with respect to real estate development, subject to certain limited exceptions. Ms. Thompson resigned as an officer and director of the Company effective November 1, 1996. In conjunction with her resignation, the covenant of Ms. Thompson was released.

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

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes a $.1 million loss for the period from the acquisition date through December 31, 1994, and losses of $2.0 million and $1.2 million, respectively, for the years ended December 31, 1995 and 1996. The loss recorded in 1996 reflects accrued interest on guaranteed capital contribution notes only, as the Company's net investment is $0 and the recorded liability reflects the Company's guaranty of capital contribution notes due to the partnership discussed below. Due to a significant shortfall in sales during 1995 versus forecast, the financial structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and in 1995 reserved for its guaranty of $4.8 million of capital contribution notes. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of $4.8 million of capital contribution notes. While the Company has reserved for this guarantee, the Company intends to dispute the enforceability of the guarantee. A reserve relating to the guaranteed capital contribution notes, including accrued interest, for this partnership of $4.8 million and $6.0 million at December 31, 1995 and 1996, respectively, is included in other liabilities.

    In December 1993, the Company completed a transaction with Libra whereby it exchanged the Company's Lake Superior Land Company subsidiary for approximately $42.4 million in aggregate face amount of Senior Subordinated Debentures held by Libra, and net cash proceeds to be generated by Libra's periodic sale of up to approximately 3.4 million shares of the Company's Class A Common Stock held by Libra through a series of transactions to be effected in an orderly manner. The Company also completed a separate transaction with Libra in December 1993, whereby the Company exchanged

                          KOLL REAL ESTATE GROUP, INC.

NOTE 3--ACQUISITIONS AND DISPOSITIONS (CONTINUED) approximately 3.4 million newly issued shares of its Class A Common Stock for approximately $10.6 million in aggregate face amount of Subordinated Debentures held by Libra. The shares issued to Libra were deposited in a custodial account for periodic sale in accordance with instructions from the Company. In February 1994, the Company received $1 million in cash from Libra in exchange for the immediate termination of a contingent payment provision of the December 1993 transaction with Libra.

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

                          KOLL REAL ESTATE GROUP, INC.

NOTE 5--LAND HELD FOR DEVELOPMENT (CONTINUED)

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

    In 1995, in accordance with Statement of Financial Accounting Standard No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), the Company carried real estate properties, including Bolsa Chica, at the lower of cost or net realizable value, with net realizable value defined as the undiscounted estimated future cash flows from the project. As of December 31, 1995, the Company's review of the current estimated cash flows for Bolsa Chica indicated that a reserve of approximately $113.6 million was required to adjust the carrying value of Bolsa Chica to its then estimated net realizable value of $220 million pursuant to SFAS 67. The valuation reserve primarily reflects management's decision in the fourth quarter of 1995 (following the approval of additional funding by the Ports) to make completing the sale of the lowlands to a government agency a strategic goal of the Company, along with updated estimates of future cash flows for the mesa portion of the project reflecting recent market conditions. During 1995, the Southern California residential real estate market continued to

                          KOLL REAL ESTATE GROUP, INC.

NOTE 5--LAND HELD FOR DEVELOPMENT (CONTINUED) decline, affecting estimated sale pricing, housing mix and number of units planned. The Company's decision in 1995 to pursue a sale of the lowlands was expected to, and subsequently has, resulted in the elimination of up to 900 units previously planned in the lowlands, which, in turn, resulted in a significant reduction as of December 31, 1995 in projected future cash flows previously anticipated from the Bolsa Chica project. Realization of the Company's investment in Bolsa Chica will also depend upon various economic factors, including the demand for residential housing in the Southern California market and the availability of credit to the Company and to the housing industry.

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

                          KOLL REAL ESTATE GROUP, INC.

NOTE 6--DEBT (CONTINUED)
The Company borrowed $4.8 million under this loan agreement and applied $4.2 million in proceeds from sales of residential homes from Wentworth to satisfy required prepayments, resulting in an outstanding balance of $.6 million on November 2, 1995, when the Company sold all of its interest in the Wentworth residential land to its development manager for $4.1 million in cash plus the buyer's prepayment of the outstanding balance under the Bank of Boston credit agreement, which terminated this credit facility.

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

    The Debentures give the Company the right to pay interest in-kind, in cash or, subject to certain conditions, in the Company's common stock. It is currently anticipated that interest on the Debentures will be paid in-kind. The Debentures, which are due March 15, 2002, do not require any sinking fund payments and may be redeemed by the Company at any time in cash only, or at maturity in cash or stock, subject to

                          KOLL REAL ESTATE GROUP, INC.

NOTE 6--DEBT (CONTINUED)
certain conditions. The Debentures prohibit the payment of any dividends or other distributions on the Company's equity securities.

    In November 1996, representatives of certain holders of the Debentures indicated to the Company that they intend to support a de-leveraging of the Company's capital structure through a voluntary exchange of the Debentures for equity (the "Exchange Offer"). Under the proposed Exchange Offer, Senior-Subordinated holders and Subordinated holders would, subject to the successful completion of the Exchange Offer, receive 56 shares and 28 shares, respectively, (after consolidation of the preferred and common stock and the proposed reverse split discussed below) for each $1,000 of principal amount outstanding as of March 15, 1997, after taking into account the next scheduled "in-kind" interest payment. The solicitation of Debentureholders, as well as stockholder approval, will not commence until the Securities and Exchange Commission ("SEC") completes its review of a registration statement to be filed by the Company with the SEC in February 1997, and the entire solicitation/exchange offer process is not expected to be completed prior to June 1997.

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

                          KOLL REAL ESTATE GROUP, INC.

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

    At December 31, 1996, the Company had available tax net operating loss carryforwards of approximately $282 million which expire in the years 2004 through 2011 if not utilized. The Internal Revenue Code (the "Code") imposes an annual limitation on the use of loss carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). Such an ownership change occurred in connection with the Merger in 1992. As a result, approximately $23 million of the Company's net operating

                          KOLL REAL ESTATE GROUP, INC.

NOTE 8--INCOME TAXES (CONTINUED)
loss carryforwards will generally be limited to the extent that Henley Properties and its subsidiaries recognize certain gains in the five-year period following the ownership change which ends July 16, 1997. Additionally, the use of the Company's net operating loss carryforwards will be further limited if the Exchange Offer is completed.

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

                          KOLL REAL ESTATE GROUP, INC.

NOTE 8--INCOME TAXES (CONTINUED)
    The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could also result in a disallowance of up to $147 million of available net operating loss carryforwards, of which none are recognized, after consideration of the valuation allowance, as of December 31, 1996. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is still being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

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

NOTE 13--STOCK PLANS

    1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Stock Option Plan") was approved at the 1994 Annual Meeting of Stockholders as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan were incorporated into the 1993 Stock Option Plan

                          KOLL REAL ESTATE GROUP, INC.

NOTE 13--STOCK PLANS (CONTINUED)
upon its approval. Under the 1993 Stock Option Plan, 7.5 million shares each (including 3 million shares each originally authorized under the 1988 Stock
Plan) of Series A Preferred Stock and Class A Common Stock were reserved for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. Options generally become exercisable for 40% of the option shares upon completion of one year of service and become exercisable for the balance in two equal annual installments thereafter.

    The 1993 Stock Option Plan includes an automatic option grant program, pursuant to which each individual serving as a non-employee Board member on the November 29, 1993 effective date of the 1993 Stock Option Plan received an option grant for 125,000 shares each of Series A Preferred Stock and Class A Common Stock with an exercise price of $.4063 per share, equal to the fair market value of the underlying securities on the grant date. Each individual who first joins the Board as a non-employee director after such effective date will receive a similar option grant. Of the shares subject to each option, 40% will vest upon completion of one year of Board service measured from the grant date, and the balance will vest in two equal annual installments thereafter. Each automatic grant will have a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of Board service.

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

Date: May 1, 1997                       KOLL REAL ESTATE GROUP, INC.

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

                          SIGNATURE                                         TITLE                    DATE
--------------------------------------------------------------  ------------------------------  --------------
                           /s/ Donald M. Koll                   Chairman of the Board and
            -------------------------------------                Chief Executive Officer         May 1, 1997
                       (Donald M. Koll)                          (Principal Executive Officer)

                                                                Executive Vice President and
                         /s/ Raymond J. Pacini                   Chief Financial Officer
            -------------------------------------                (Principal Financial            May 1, 1997
                     (Raymond J. Pacini)                         and Accounting Officer)

                              /s/ Ray Wirta
            -------------------------------------               Director                         May 1, 1997
                         (Ray Wirta)

                       /s/ Harold A. Ellis, Jr.
            -------------------------------------               Director                         May 1, 1997
                    (Harold A. Ellis, Jr.)

                          /s/ Paul C. Hegness
            -------------------------------------               Director                         May 1, 1997
                      (Paul C. Hegness)

                         /s/ J. Thomas Talbot
            -------------------------------------               Director                         May 1, 1997
                      (J. Thomas Talbot)

                          /s/ Marco F. Vitulli
            -------------------------------------               Director                         May 1, 1997
                      (Marco F. Vitulli)