Form 10-Q
period 1997-03-31
KOLL REAL ESTATE GROUP INC
filed 1997-05-14
CIK 840216

             This Form 10-Q consists of 17 sequentially numbered pages.

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                  --------------------------------------------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended MARCH 31, 1997
                                                   --------------

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

The number of shares of Class A Common Stock outstanding at April 30, 1997 was 48,938,543.

                           KOLL REAL ESTATE GROUP, INC.

                                   FORM 10-Q

                        FOR THE QUARTER ENDED MARCH 31, 1997

                                    I N D E X
                                ------------------


                                                                       PAGE NO.
                                                                       -------
PART I - Financial Information:

         Item 1 -  Financial Statements

              Introduction to the Financial Statements..................  3

              Balance Sheets -
              December 31, 1996 and March 31, 1997.....................   4

              Statements of Operations -
              Three Months Ended March 31, 1996 and 1997...............   5

              Statements of Cash Flows -
              Three Months Ended March 31, 1996 and 1997..............    6

              Notes to Financial Statements...........................    7


         Item 2 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................   12

PART II -     Other Information:


         Item 1 - Legal Proceedings...................................   16

         Item 6 - Exhibits and Reports on Form 8-K....................   16

SIGNATURE............................................................    17

                             KOLL REAL ESTATE GROUP, INC.

                            PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

    INTRODUCTION TO THE FINANCIAL STATEMENTS

    The condensed financial statements included herein have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

    The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                         KOLL REAL ESTATE GROUP, INC.

                               BALANCE SHEETS

                               (in millions)

                                                       December 31,   March 31,
                                                          1996          1997
                                                       -----------    ---------
ASSETS

Cash and cash equivalents                                $ 2.1         $ 16.4
Restricted cash                                             .2            --
Real estate held for development or sale                  25.2           30.3
Land held for development                                223.5          199.3
Other assets                                              21.2           18.6
                                                        ------         ------
                                                        $272.2         $264.6
                                                        ------         ------
                                                        ------         ------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities            $  11.7         $  4.1
   Senior bank debt                                        7.1             --
   Project debt                                           12.5           18.6
   Subordinated debentures                               195.9          201.9
   Other liabilities                                      43.9           43.8
                                                        ------         ------
   Total liabilities                                     271.1          268.4
                                                        ------         ------

Stockholders' equity:
   Series A Preferred Stock                                 .4             .4
   Class A Common Stock                                    2.4            2.4
   Capital in excess of par value                        229.2          229.3
   Deferred proceeds from stock issuance                   (.4)           (.5)
   Minimum pension liability                               (.6)           (.6)
   Accumulated deficit                                  (229.9)        (234.8)

   Total stockholders' equity                              1.1           (3.8)
                                                        ------         ------
                                                        $272.2         $264.6
                                                        ------         ------
                                                        ------         ------

                See accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.
                           STATEMENTS OF OPERATIONS
                   (in millions, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                       1996        1997
                                                      ------      ------
REVENUES:
   Asset Sales                                         $ .5       $ 28.9
   Operations                                           2.2          2.0
                                                       ----       ------
                                                        2.7         30.9
                                                       ----       ------
COSTS OF:
   Asset Sales                                           .3         28.7
   Operations                                           2.2          2.1
                                                       ----       ------
                                                        2.5         30.8
                                                       ----       ------
   Gross operating margin                                .2           .1

General and administrative expenses                     1.6          1.7
Interest expense                                        6.1          6.3
Other expense (income), net                              .4         (3.1)
                                                       ----       ------

Loss before income taxes                               (7.9)        (4.8)

Provision for income taxes                              ---           .1
                                                       ----       ------

Net loss                                              $(7.9)       $(4.9)
                                                       ----       ------
                                                       ----       ------

Net loss per common share                             $(.17)       $(.10)
                                                       ----       ------
                                                       ----       ------


           See the accompanying notes to financial statements.

                    KOLL REAL ESTATE GROUP, INC.

                     STATEMENTS OF CASH FLOWS

                         (in millions)

                                                               Three Months Ended
                                                                    March 31,
                                                               1996          1997
                                                              ------       ------
Cash flows from operating activities:
   Net loss                                                   $(7.9)        $(4.9)
   Adjustments to reconcile to cash (used)
    provided by operating activities:
       Depreciation and amortization                             .2            .2
       Non-cash interest expense                                5.5           6.2
       Gains on asset sales                                     (.2)          (.2)
       Proceeds from asset sales, net                            .5          28.8
       Investments in real estate held for
        development or sale                                    (1.9)         (8.8)
       Investments in land held for development                (1.2)          (.8)
       Decrease in other assets                                  .5           2.4
       Decrease in accounts payable, accrued and
        other liabilities                                       (.4)         (7.8)

          Cash (used) provided by operating activities         (4.9)         15.1

Cash flows from financing activities:
   Borrowings of senior bank debt                               2.5            --
   Repayments of senior bank debt                                --          (7.1)
   Borrowings of project debt                                    --           8.1
   Repayments of project debt                                    --          (2.0)
   Use of restricted cash                                        .4            .2
                                                               ----         -----
          Cash provided (used) by financing activities          2.9           (.8)
                                                               ----         -----

Net (decrease) increase in cash and cash equivalents           (2.0)         14.3

Cash and cash equivalents - beginning of period                 4.9           2.1
                                                               ----         -----

Cash and cash equivalents - end of period                      $2.9         $16.4
                                                               ----         -----
                                                               ----         -----

             See the accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K, as amended, of Koll Real Estate Group, Inc. (the "Company") for the year ended December 31, 1996.

NOTE 2 - LOSS PER COMMON SHARE

   The weighted average number of common shares outstanding for the three months ended March 31, 1996 and 1997 were 47.7 million shares and 48.9 million shares, respectively. The Series A Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive.

NOTE 3 - LAND HELD FOR DEVELOPMENT

   Land held for development is carried at cost net of impairment losses based on undiscounted cash flows. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996, which did not have any effect on its financial statements. The Company is currently implementing Exchange Offers to deleverage its capital structure as discussed in Note 4. Under the Exchange Offers as proposed, no revaluation of real estate properties would be required based on undiscounted cash flows. If an alternative recapitalization is implemented by the Company pursuant to court confirmation of a prepackaged plan of reorganization (the "Prepackaged Plan"), the Company would apply the principles required by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Accounting") and the carrying value of real estate properties would be adjusted to fair value.

   Following completion of the Company's sale of approximately 880 lowland acres of its Bolsa Chica property to the State of California on February 14, 1997 as described below, land held for development consists of approximately 310 acres located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The planned community of up to 2,500 homes on the Bolsa Chica mesa (high ground) is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices.

   In December 1994, the Orange County Board of Supervisors unanimously approved a Local Coastal Program ("LCP") for up to 3,300 units of residential development and a wetlands restoration plan for this property. The 3,300-unit LCP provides for development of up to 2,500 homes on the mesa portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate. The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The California Coastal Commission approved the LCP in January 1996 subject to suggested modifications. These suggested modifications were approved by the Orange County Board of Supervisors in June 1996, and in July 1996 the California Coastal Commission certified the LCP for the Company's Bolsa Chica property.

   On February 14, 1997, the Company completed the sale of approximately 880 lowland acres owned by the Company at Bolsa Chica to the California State Lands Commission for $25 million and will, therefore, forego opportunities to develop 900 homes in the lowland. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica lowlands utilizing escrowed funds from the Ports of Los Angeles and Long Beach. In connection with the lowlands sale, the Company paid $833,333 to certain oil field operators under agreements negotiated with the State Lands Commission and the oil field operators regarding environmental clean-up of any oil and gas related contamination at the Bolsa Chica lowlands. A reserve balance of $700,000 is included in other liabilities as of March 31, 1997 for potential environmental clean-up costs for non-oil and gas related contamination.

   The Company is now pursuing the secondary permitting process for the mesa through the County of Orange in order to implement the approved development plan for up to 2,500 homes. This process is currently expected to be completed in the fourth quarter of 1997. The Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining the secondary permits, to commence infrastructure construction on the mesa in the fourth quarter of 1997. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed. In this regard, on March 6, 1996 and March 11, 1996 two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits seek to set aside the approval of the Bolsa Chica project, and are currently scheduled to be tried on May 27, 1997. Given the recent sale of the Bolsa Chica lowlands described above, the primary issues which were the subject of this litigation have been eliminated. Consequently, the plaintiffs in one of these lawsuits have been working with the Company towards an agreement that would settle their lawsuit. The Company believes that there is no factual basis to support the remaining litigation issues which challenge development of the Bolsa Chica mesa. Furthermore, the Company does not believe that this litigation will be successful in permanently preventing the Company from completing the Bolsa Chica project, however, there can be no assurance in this regard or that this litigation will not result in delays.

NOTE 4 - DEBT

   SENIOR BANK DEBT

   During the first quarter of 1997, the Company fully repaid the outstanding loan balance of approximately $7.1 million under a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation. A prepayment of $.6 million was made in January in connection with a sale of Rancho San Pasqual lots, and the remaining balance was repaid upon the sale of the Bolsa Chica lowlands.

   Cash payments for interest on senior bank debt were approximately $.4 million and $.1 million for the three months ended March 31, 1996 and 1997, respectively.


   PROJECT DEBT

   The Company and certain of its subsidiaries have entered into several contracts to develop and construct commercial properties on a build-to-suit basis. To finance certain of these projects, the Company's subsidiaries have entered into construction loan agreements which have been guaranteed by the parent. The Company has entered into purchase and sale agreements for the sale, upon completion of construction, of each of the projects with an outstanding balance at March 31, 1997. For the office campus project with a $48.1 million facility due in October 1998, the Company has entered into a long-term lease with a third-party tenant, and is negotiating a purchase and sale agreement with an institutional purchaser.

   Project debt is summarized as follows (in millions):

                                                                         OUTSTANDING BALANCE
                                                                       ------------------------
                                INTEREST       MATURITY    FACILITY    DECEMBER 31,   MARCH 31,
   PROPERTY                       RATE           DATE       AMOUNT        1996          1997
   --------                    -----------    ---------    -------    -----------    ---------
   Distribution center         Prime + 3/4%   Aug. 1997    $   2.0        $ 1.1         $ ---
   Corporate headquarters      LIBOR +2%      July 1997       20.0          9.6          13.9
   Office/distribution center  LIBOR +2%      June 1997        9.9          1.8           3.2
   Office building             LIBOR +2%      Feb. 1998       27.0          ---           1.5
   Office campus               LIBOR +1 1/2%  Oct. 1998       48.1          ---           ---
                                                            ------        -----         -----
                                                            $107.0        $12.5         $18.6
                                                            ------        -----         -----

   In addition, as of March 31, 1997, two development projects are owned by unconsolidated limited liability companies in which a subsidiary of the Company is the general partner. The companies have entered into construction loan agreements for $3.5 and $9.2 million, respectively, which have also been guaranteed by the parent. Under these construction loan agreements, an aggregate of $2.8 million was drawn and $9.9 million was available as of March 31, 1997.

   SUBORDINATED DEBT

   Subordinated debt was comprised of the following (in millions):

                                                 December 31,      March 31,
                                                    1996              1997
                                                 ------------      ---------
   Senior subordinated debentures                  $155.3            $164.6
   Subordinated debentures                           38.8              41.1
                                                   ------            ------
   Total face amount                                194.1             205.7

   Less unamortized discount                         (5.0)             (4.8)
   Plus accrued interest                              6.8               1.0
                                                   ------            ------
                                                   $195.9            $201.9
                                                   ------            ------

   The Senior-Subordinated and Subordinated debentures (collectively, the "Debentures") give the Company the right to pay interest in-kind, in cash or, subject to certain conditions, in the Company's common stock. It is currently anticipated that interest on the Debentures will be paid in-kind. The Debentures, which are due March 15, 2002, do not require any sinking fund payments and may be redeemed by the Company at any time in cash only, or at maturity in cash or stock, subject to certain conditions.

   In November 1996, representatives of certain holders of the Debentures indicated to the Company that they intend to support a de-leveraging of the Company's capital structure through a voluntary exchange of the Debentures for equity (the "Exchange Offers"). Under the proposed Exchange Offers, Senior-Subordinated holders and Subordinated holders would, subject to the successful completion of the Exchange Offers, receive 56 shares and 28 shares, respectively (after consolidation of the preferred and common stock and the proposed reverse split discussed below), for each $1,000 of principal amount of their Debentures outstanding as of March 15, 1997. The solicitation of Debentureholders, as well as stockholder approval (discussed below) commenced on May 6, 1997 and the Exchange Offers are currently scheduled to expire on June 23, 1997.

   A 100% acceptance rate for the Exchange Offers would result in approximately 90% of the Company's equity, in the form of newly issued shares of common stock, being held by the Debentureholders (approximately 80% by Senior-Subordinated and 10% by Subordinated). The remaining 10% of the Company's equity would be owned, in the aggregate, by current preferred and common stockholders (approximately 5.8% by preferred stockholders and 4.2% by common stockholders). A condition to closing the Exchange Offers is that a minimum of 90% of the face amount outstanding of the Debentures are tendered to the Company. The Company is soliciting the consent of its common and preferred stockholders to the Exchange Offers and to the consolidation of the preferred and common stock into a single class of stock, through the issuance of 1.75 shares of common stock for each outstanding share of preferred stock. In addition, all stockholders are being asked to approve a one for one hundred (1:100) reverse stock split, and the common stockholders are being asked to elect six new directors who have been nominated by a committee of the Debentureholders and to elect four of the Company's existing directors to be nominated by the Company. The Annual Meeting of Stockholders of the Company will be held on June 19, 1997.

NOTE 5 - INCOME TAXES

   The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $147 million of available net operating loss carryforwards, of which none are recognized after consideration of the valuation allowance, as of March 31, 1997. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

   Utilization of the Company's net operating losses and certain other tax attributes is expected to be limited under Section 382 of the Internal Revenue Code if the Recapitalization is implemented pursuant to the Exchange Offers. The annual limitation calculation assumes a value of the old loss corporation of approximately $15.0 million (the approximate recent stock market value) times the long-term tax-exempt bond rate of 5.50% (for April
1997), for an annual limitation of approximately $.8 million per annum (plus recognized "built-in gains"), which would result in a write-off of $17.3 million of deferred tax assets as of December 31, 1996.

   Cash payments for federal, state and local income taxes were less than $.1 million and approximately $.1 million for the three months ended March 31, 1996 and 1997, respectively.


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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, the Company's immediate strategic goals are to (i) obtain new financing for development of the Bolsa Chica mesa; (ii) successfully defend against the litigation challenging the California Coastal Commission's approval of the Bolsa Chica project; (iii) complete the secondary permitting for development of the Bolsa Chica mesa;
(iv) commence infrastructure construction on the Bolsa Chica mesa in the fourth quarter of 1997; (v) continue the growth of the Company's commercial development business on a national and international basis; and (vi) complete the recapitalization through the Exchange Offers or the Pre-Packaged Plan (the "Recapitalization"), to deleverage the Company's capital structure. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

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

   The Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets are residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. While future land sales are also expected to approximate, or only modestly exceed, break-even, the net cash flow to be generated by residential land development and sales is expected to approximate $200 million in the aggregate over the next three to five years. In addition, the continuing real estate recovery has increased the demand for the Company's commercial real estate development services. Accordingly, the Company expects that these operations will make a greater contribution to gross operating margins over the next several years. Despite the expected greater contribution from commercial development services, total gross margins in 1997 are expected to be less than 1996 due to lower margins on asset sales. Absent a write-down of Bolsa Chica (which would reduce future costs of sales) under Fresh Start Accounting in the event the Recapitalization is implemented through the Prepackaged Plan, the Company does not expect to be profitable until 1999 when it expects to generate income by reinvesting cash to be generated by the Bolsa Chica project in other development activities.

   Real estate held for development or sale and land held for development (real estate properties) are carried at cost net of impairment losses based on undiscounted cash flows. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. The state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties. However, over the past year, the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased.

LIQUIDITY AND CAPITAL RESOURCES

   The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

   Following completion of the sale of the Bolsa Chica lowlands in February 1997 and utilization of $7.1 million to repay Nomura, as well as other first quarter activity, the Company's unrestricted cash and cash equivalents aggregated $16.4 million at March 31, 1997.

   The Company has executed option agreements with four homebuilders which are scheduled to purchase an aggregate of 230 remaining Phase I residential lots at Rancho San Pasqual in Escondido, California for approximately $10.4 million during 1997, and the first six months of 1998. During the first quarter of 1997, the Company completed one sale of 19 residential lots at Rancho San Pasqual to a homebuilder for approximately $.6 million, leaving 211 residential lots subject to option agreements.

   Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and expects to report losses in the foreseeable future. However, a significant portion of such losses is attributable to non-cash asset revaluations and non-cash interest expense on the Debentures. The Company will continue to be dependent primarily on real estate asset sales, and cash and cash equivalents on-hand to fund project development costs for Bolsa Chica and general and administrative expenses during 1997. The Company is also seeking new financing for development of Bolsa Chica and implementing the Recapitalization to deleverage the Company's capital structure.

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

FINANCIAL CONDITION

   MARCH 31, 1997 COMPARED WITH DECEMBER 31, 1996

   The $14.3 million increase in cash and cash equivalents primarily reflects the sale of the Bolsa Chica lowlands in February 1997 for $25.0 million, partially offset by repayments of $7.1 million to Nomura, payments of certain liabilities, spending for project development costs primarily at Bolsa Chica, and general and administrative expenses during the first quarter of 1997, as well as other activity presented in the Statements of Cash Flows.

   The $5.1 million increase in real estate held for development or sale primarily reflects investments in build-to-suit projects of approximately $8.1 million, partially offset by sales of one build-to-suit project on a portion of the Company's Signal Hill property and residential lots at Rancho San Pasqual.

   The $24.2 million decrease in land held for development reflects the sale of the Bolsa Chica lowlands, partially offset by investment in the Bolsa Chica project during the first quarter.

   The $2.6 million decrease in other assets primarily reflects the collection of commercial development receivables.

   The $7.6 million decrease in accounts payable and accrued liabilities primarily reflects contractor payments on build-to-suit projects, and payments of accrued expenses related to the Recapitalization and the sale of the Bolsa Chica lowlands.

   The $7.1 million decrease in senior bank debt reflects the repayment of the outstanding loan balance due to Nomura Asset Capital Corporation.

   The $6.1 million increase in project debt reflects borrowings on build-to-suit projects, offset by repayment of project debt upon the sale of the Company's Signal Hill build-to-suit project.


RESULTS OF OPERATIONS

   The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED
 MARCH 31, 1996

   The increase in revenues from asset sales of $.5 million in 1996 to $28.9 million in 1997 and the increase in the related costs of sales from $.3 million to $28.7 million reflect the sale of the Bolsa Chica lowlands and the Signal Hill build-to-suit project in 1997.

   General and administrative expenses in the first quarter of 1997 include approximately $.4 million of non-recurring costs related to the Recapitalization.

   The $3.1 million in other income, net for the three months ended March 31, 1997 primarily reflects income from the sale of a minority interest in a privately held company, and a reduction in a reserve for an indemnity obligation for which the Company has entered into a settlement agreement.

   The benefit for income taxes for the three months ended March 31, 1997 has been offset by a corresponding valuation allowance.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
 OF 1995

   Certain of the foregoing information as well as certain information set forth in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, the ability of the Company to successfully complete the Recapitalization, litigation or appeals of regulatory approvals (including pending litigation challenging the California Coastal Commission's approval of the Bolsa Chica project) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

                             PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

   See "Item 3--Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

   On March 6, 1996 and March 11, 1996 two lawsuits were filed in the San Francisco County Superior Court by the Bolsa Chica Land Trust, et al. and the League for Coastal Protection el al., respectively, against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits, which have subsequently been transferred to, and are currently pending in the San Diego County Superior Court, seek to set aside the approval of the Bolsa Chica project. These lawsuits are currently scheduled to be tried on May 27, 1997. Given the recent sale of the Bolsa Chica lowlands described above, the primary issues which were the subject of this litigation have been eliminated. Consequently, the plaintiffs in the League for Coastal Protection lawsuit have been working with the Company towards an agreement that would settle their lawsuit. The Company believes that there is no factual basis to support the remaining litigation issues which challenge development of the Bolsa Chica mesa. Furthermore, the Company does not believe that this litigation will be successful in permanently preventing the Company from completing the Bolsa Chica project, however, there can be no assurance in this regard or that this litigation will not result in delays.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

   27.1   Financial Data Schedule.

   (b)    Reports on Form 8-K:
          None.

                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOLL REAL ESTATE GROUP, INC.


Date  MAY 14,  1997                    /s/ RAYMOND J. PACINI
                                       ---------------------
                                       RAYMOND J. PACINI
                                       Executive Vice President and
                                       Chief Financial Officer