Form 10-Q
period 1997-06-30
KOLL REAL ESTATE GROUP INC
filed 1997-08-08
CIK 840216

             This Form 10-Q consists of 23 sequentially numbered pages.

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                  -------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 1997
                                                    -------------

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


The number of shares of Class A Common Stock outstanding at August 1, 1997 were 48,938,507.

                             KOLL REAL ESTATE GROUP, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1997

                                      I N D E X
                              --------------------------

                                                                        Page No.
                                                                        --------
PART I - Financial Information:

         Item 1 -  Financial Statements

                   Balance Sheets -
                   December 31, 1996 and June 30, 1997. . . . . . . . . . . .  3

                   Statements of Operations -
                   Three Months and Six Months Ended June 30, 1996 and 1997 .  4

                   Statements of Cash Flows -
                   Six Months Ended June 30, 1996 and 1997. . . . . . . . . .  5

                   Notes to Financial Statements. . . . . . . . . . . . . . .  6


         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations. . . . . . . . . . . . 15


PART II- Other Information:

         Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 20

         Item 4 - Submission of Matters to a Vote of Security Holders . . . . 20

         Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 23

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                             KOLL REAL ESTATE GROUP, INC.

                                    BALANCE SHEETS
                                    --------------

                                    (in millions)

                                                          December 31,  June 30,
                                                              1996        1997
                                                             ------      ------
  ASSETS

Cash and cash equivalents                                    $  2.1    $ 11.7
Restricted cash                                                  .2        --
Real estate held for development or sale                       25.2      50.2
Land held for development                                     223.5     200.7
Other assets                                                   21.2      19.2
                                                             ------    ------

                                                             $272.2    $281.8
                                                             ------    ------
                                                             ------    ------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities                   $ 11.7    $  4.3
  Senior bank debt                                              7.1        --
  Project debt                                                 12.5      42.1
  Subordinated debentures and other liabilities subject to
    compromise under reorganization proceedings               200.3     212.7
  Other liabilities                                            39.5      36.0
                                                             ------    ------

  Total liabilities                                           271.1     295.1
                                                             ------    ------


Stockholders' equity:
  Series A Preferred Stock                                       .4        .4
  Class A Common Stock                                          2.4       2.4
  Capital in excess of par value                              229.2     229.1
  Deferred proceeds from stock issuance                         (.4)      (.3)
  Minimum pension liability                                     (.6)      (.6)
  Accumulated deficit                                        (229.9)   (244.3)
                                                             ------    ------

  Total stockholders' equity                                    1.1     (13.3)
                                                             ------    ------

                                                             $272.2    $281.8
                                                             ------    ------
                                                             ------    ------


                   See accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.
                               STATEMENTS OF OPERATIONS
                       (in millions, except per share amounts)

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                             1996      1997      1996    1997
                                             ----      ----      ----    ----
REVENUES:
  Asset Sales                              $ 13.5    $  4.5    $ 14.0  $ 33.4
  Operations                                  2.5       2.7       4.7     4.7
                                             ----      ----      ----    ----
                                             16.0       7.2      18.7    38.1
                                             ----      ----      ----    ----

COSTS OF:
  Asset Sales                                12.4       4.3      12.7    33.0
  Operations                                  1.9       2.6       4.1     4.7
                                             ----      ----      ----    ----
                                             14.3       6.9      16.8    37.7
                                             ----      ----      ----    ----

  Gross operating margin                      1.7        .3       1.9      .4

General and administrative expenses           1.8       1.0       3.3     2.4
Interest expense                              6.3       6.5      12.4    12.7
Other expense (income), net                   (.1)       .5        .3    (2.6)
                                             ----      ----      ----    ----

Loss before income taxes and
 reorganization costs                        (6.3)     (7.7)    (14.1)  (12.1)

Reorganization costs                           .3       1.7        .4     2.1
                                             ----      ----      ----    ----

Loss before income taxes                     (6.6)     (9.4)    (14.5)  (14.2)

Provision for income taxes                     .1        .1        .1      .2
                                             ----      ----      ----    ----

Net loss                                    $(6.7)    $(9.5)   $(14.6) $(14.4)
                                            -----     -----    ------  ------
                                            -----     -----    ------  ------

Net loss per common share                   $(.14)    $(.19)    $(.31)  $(.29)
                                            -----     -----    ------  ------
                                            -----     -----    ------  ------


                 See the accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.

                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                    (in millions)

                                                              Six Months Ended
                                                                   June 30,
                                                               1996      1997
                                                               ----      ----
Cash flows from operating activities:
  Net loss                                                   $(14.6)   $(14.4)
  Adjustments to reconcile to cash used by operating
   activities:
    Depreciation and amortization                                .5        .5
    Non-cash interest expense                                  11.4      12.6
    Gains on asset sales                                       (1.3)      (.4)
    Proceeds from asset sales, net                             12.5      33.0
    Investments in real estate held for development or sale    (6.2)    (32.6)
    Investments in land held for development                   (2.0)     (2.2)
    Decrease in other assets                                     .2       1.5
    Increase (decrease) in accounts payable, accrued and
     other liabilities                                          1.8     (11.1)
                                                               ----      ----

    Cash (used) provided by operating activities                2.3     (13.1)
                                                               ----      ----

Cash flows from financing activities:
  Borrowings of senior bank debt                                5.2        --
  Repayments of senior bank debt                              (10.4)     (7.1)
  Borrowings of project debt                                     --      31.6
  Repayments of project debt                                     --      (2.0)
  Use of restricted cash                                        1.2        .2
                                                               ----      ----

    Cash (used) provided by financing activitie                (4.0)     22.7
                                                               ----      ----

Net (decrease) increase in cash and cash equivalents           (1.7)      9.6

Cash and cash equivalents - beginning of period                 4.9       2.1
                                                               ----      ----

Cash and cash equivalents - end of period                     $ 3.2    $ 11.7
                                                             ------    ------
                                                             ------    ------

                   See the accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying financial statements have been prepared by Koll Real
Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the current year's previously issued Quarterly Report on Form 10-Q.

    The accompanying consolidated financial statements have been presented in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Certain prior period amounts have been reclassified to conform with their current period presentation. The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - RECAPITALIZATION

    On July 14, 1997, the Company, excluding all of its subsidiaries and affiliates, filed a voluntary petition for relief under Chapter 11 of the bankruptcy code with the U.S. Bankruptcy Court for the District of Delaware. Contemporaneously, the Company filed for court approval of a prepackaged plan of reorganization (the "Prepackaged Plan") which had previously received over 95% approval of each class of stock and bondholders that voted through a recent public solicitation process. The court confirmation hearing for the Prepackaged Plan is scheduled for August 19, 1997, and baring any unforeseen circumstances, the Company expects to complete the recapitalization in early September. Upon emergence from its Chapter 11 proceedings, the Company will follow the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities will be restated to reflect their reorganization value, approximating their fair value at the effective date of the Prepackaged Plan. In addition, the accumulated deficit of the Company will be eliminated and its capital structure recast in conformity with the Prepackaged Plan, and as such, the Company will record the effects of the Prepackaged Plan and Fresh-Start Reporting as of the effective date.

    The Prepackaged Plan provides for a restructuring of the Company's capital structure. The only impaired parties under the Prepackaged Plan are the holders of (a) the 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Senior Debentures"), (b) the 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Subordinated Debentures") (collectively, the "Debentures"), (c) liquidated, non-contingent claims, and (d) equity securities of the Company. Under the Prepackaged Plan, Senior Debenture holders and Subordinated Debenture holders will receive 56 shares and 28 shares, respectively, for each $1,000 of principal amount of their Debentures outstanding as of March 15, 1997, and holders of liquidated, non-contingent claims will receive 56 shares for each $1,000 of their claims (all after consolidation of all outstanding shares of preferred and common stock into a single class of newly issued common stock and the proposed reverse split described below). Upon confirmation of the Prepackaged Plan, approximately 90.1% of the Company's equity, in the form of newly issued shares of common stock, excluding shares of common stock underlying certain options and warrants, will be owned by holders of the Debentures and liquidated, non-contingent claims (approximately 80.3% by holders of Senior Debentures and liquidated, non-contingent claims and 9.8% by holders of Subordinated Debentures). The remaining 9.9% of the Company's equity will be owned, in the aggregate, by current holders of the Company's Class A Common Stock (the "Class A Common Stock") and Series A Preferred Stock (the "Preferred Stock") (approximately 5.8% by holders of Preferred Stock and 4.1% by holders of Class A Common Stock). Pursuant to approvals received at its 1997 Annual Meeting of Stockholders, the Company will consolidate its Class A Common Stock and Preferred Stock into a single class of stock, through the issuance of 1.75 shares of new common stock (the "Common Stock") for each outstanding share of Preferred Stock and one share of Common Stock for each outstanding share of Class A Common Stock (the "Capital Stock Combination") and effect a one for one hundred (1:100) reverse stock split of each outstanding share of the Company's capital stock upon the effective date of the Prepackaged Plan.

    The Company is conducting normal business operations as a Debtor-in-Possession subject to the jurisdiction of the Bankruptcy Court. As a Debtor-in-Possession, and without effect on any of its subsidiaries or affiliates, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing. Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of July 14, 1997, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. However, the Prepackaged Plan does not alter the Company's obligations to its other creditors, including its trade creditors, customers, employees, holders of contingent and unliquidated claims, holders of guaranty claims, and parties to contracts with the Company. The Company's directly and indirectly owned subsidiaries and affiliates have not filed for bankruptcy protection, are not involved in this proceeding and continue to operate in the ordinary course. Liabilities subject to compromise (see Note 6) in the accompanying consolidated balance sheet represent liabilities subject to adjustment under the Prepackaged Plan.

    Professional fees and expenditures directly related to the Company's recapitalization are classified as reorganization costs and are expensed as incurred. Reorganization costs during the six months ended June 30, 1997, consisted primarily of legal, financial advisors and other professional fees and costs related to the solicitation of acceptances for the Prepackaged Plan, the 1997 Annual Meeting of Stockholders and the Exchange Offers.

    The Company's Class A Common Stock and Preferred Stock were delisted from the Nasdaq National Market on July 14, 1997 pending completion of the Prepackaged Plan process. In the interim, the Company's securities continue to be traded on the Nasdaq OTC Bulletin Board and on the National Quotation Bureau's Pink Sheets, although there may be a reduction in the liquidity of and the market for the Company's Class A Common and Preferred Stock during this period of time. The Nasdaq Stock Market, Inc. has agreed to list the Company's Common Stock on the National Market following completion of the recapitalization.

    The proforma financial statements set forth below give effect to the Prepackaged Plan as if it had occurred as of June 30, 1997. The final reorganization value of the Company's common equity will be determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other applicable ratios and economic and industry information relevant to the operations of the Company. While the proforma reorganization value of the Company has been preliminarily allocated to specific asset categories pursuant to Fresh-Start Reporting, the value and its allocation are subject to further refinement or adjustment. Reorganization Value in Excess of Amounts Allocated to Net Assets reflects the difference in the Company's estimated valuation and the Company's net assets.

                             KOLL REAL ESTATE GROUP, INC.
                    HISTORIC AND UNAUDITED PRO FORMA BALANCE SHEET
                                 As of June 30, 1997
                                    (in millions)


                                                                              PRO FORMA ADJUSTMENTS
                                                                     ----------------------------------------
                                                                     Stock         Prepackaged    Fresh Start
                                                      Historical  Conversion (a)       Plan (b)    Entries (c)     Pro Forma
                                                      ----------  -------------    -----------    -----------      ---------
Cash and cash equivalents  . . . . . . . . . . .         $  11.7        $    --        $    --        $    --        $  11.7
Real estate held for
  development or sale. . . . . . . . . . . . . .            50.2             --             --             --           50.2
Land held for development. . . . . . . . . . . .           200.7             --             --          (70.7)         130.0
Reorganization value in excess of
  amounts allocated to net assets. . . . . . . .              --             --             --           10.8           10.8
Other assets . . . . . . . . . . . . . . . . . .            19.2             --             --           (7.0)          12.2
                                                         -------        -------        -------        -------        -------
                                                         $ 281.8        $    --        $    --        $ (66.9)       $ 214.9
                                                         -------        -------        -------        -------        -------
                                                         -------        -------        -------        -------        -------

Accounts payable and
  accrued liabilities. . . . . . . . . . . . . .         $   4.3        $    --        $    --        $    --        $   4.3
Project debt . . . . . . . . . . . . . . . . . .            42.1             --             --             --           42.1
Subordinated debentures and other
  liabilities subject to compromise
  under reorganization proceedings . . . . . . .           212.7             --         (212.7)            --             --
Other liabilities. . . . . . . . . . . . . . . .            36.0             --             --           (7.5)          28.5
                                                         -------        -------        -------        -------        -------
  Total liabilities. . . . . . . . . . . . . . .           295.1             --         (212.7)          (7.5)          74.9
                                                         -------        -------        -------        -------        -------

Stockholders' equity:
  Series A Preferred Stock . . . . . . . . . . .              .4            (.4)            --             --             --
  Class A Common Stock . . . . . . . . . . . . .             2.4           (2.4)            --             --             --
  Common Stock . . . . . . . . . . . . . . . . .              --             .1             .5             --             .6
  Capital in excess of par value . . . . . . . .           229.1            2.7          128.5         (220.0)         140.3
  Deferred proceeds from
    stock issuance . . . . . . . . . . . . . . .             (.3)            --             --             --            (.3)
   Minimum pension liability . . . . . . . . . .             (.6)            --             --             --            (.6)
   Accumulated deficit . . . . . . . . . . . . .          (244.3)            --           83.7          160.6             --
                                                         -------        -------        -------        -------        -------
  Total stockholders' equity . . . . . . . . . .           (13.3)            --          212.7          (59.4)         140.0
                                                         -------        -------        -------        -------        -------
                                                         $ 281.8        $    --        $    --        $ (66.9)       $ 214.9
                                                         -------        -------        -------        -------        -------
                                                         -------        -------        -------        -------        -------

--------------------------------
(a) To reflect conversion of each outstanding share of Preferred Stock to 1.75 shares of Common Stock and each outstanding share of Class A Common Stock to one share of Common Stock pursuant to the Capital Stock Combination, and the Reverse Stock Split of one share for each 100 shares of all existing issued and outstanding shares of the Company's capital stock.
(b) To reflect the issuance of Common Stock in exchange for all outstanding Debentures and other liabilities subject to compromise under reorganization proceedings and the resulting extraordinary gain on extinguishment of debt. The extraordinary gain reflected above is based on the recent market value of the outstanding Debentures, whereas the actual extraordinary gain will be based on the fair value of the Common Stock upon issuance.
(c) To reflect the write-down of Bolsa Chica to fair value of $130 million, to write-off goodwill, to value other liabilities (except for deferred taxes) based on their expected net present value, and to record "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" under "Fresh Start Reporting" upon emergence from Chapter 11.

NOTE 3 - LOSS PER COMMON SHARE

    The weighted average number of outstanding shares of Class A Common Stock for the three months ended June 30, 1996 and 1997 were 48.0 million shares and
48.9 million shares, respectively, and the weighted average number of outstanding shares of Class A Common Stock for the six months ended June 30, 1996 and 1997 were 47.8 and 48.9 million shares, respectively. The Preferred Stock is not included in the loss-per-share calculations because the effect would be anti-dilutive. Upon the effective date of the Prepackaged Plan, the interests of the holders of Class A Common Stock and Preferred Stock will be diluted as discussed in Note 2.


NOTE 4 - LAND HELD FOR DEVELOPMENT

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

    In March 1995, the Financial Accounting Standards Board issued Statement
No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996, which did not have any effect on its financial statements. The Company is currently implementing a Prepackaged Plan to deleverage its capital structure as discussed in Note 2. Upon court confirmation of the Prepackaged Plan, the Company will apply the principles required by Fresh Start Reporting, and the carrying value of real estate properties will be adjusted to fair value, as reflected in the proforma presentation of the balance sheet set forth in
Note 2.

    Following completion of the Company's sale of approximately 880 lowland acres of its Bolsa Chica property to the State of California on February 14, 1997 as described below, land held for development consists of approximately 310 acres located in Orange County, California, adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The planned community of up to 2,500 homes on the approximately 200-acre Bolsa Chica mesa (high ground) is expected to offer a broad mix of home choices, including single-family homes, townhomes and condominiums at a wide range of prices.

    In December 1994, the Orange County Board of Supervisors unanimously approved a Local Coastal Program ("LCP") for up to 3,300 units of residential development and a wetlands restoration plan for this property. The 3,300-unit LCP provided for development of up to 2,500 homes on the mesa portion of the property and up to 900 homes on the lowland portion of the property, not to exceed 3,300 homes in the aggregate. The related Development Agreement was unanimously approved by the Orange County Board of Supervisors in April 1995. The California Coastal Commission approved the LCP in January 1996 subject to suggested modifications. These suggested modifications were approved by the Orange County Board of Supervisors in June 1996, and in July 1996 the California Coastal Commission certified the LCP for the Company's Bolsa Chica property. On February 14, 1997, the Company completed the sale of approximately 880 lowland acres owned by the Company at Bolsa Chica to the California State Lands Commission for $25 million and will, therefore, forgo opportunities to develop 900 homes in the lowlands.

    The Company is now pursuing the secondary permitting process for the mesa through the County of Orange in order to implement the approved development plan for the mesa. This process is currently expected to be completed in the first quarter of 1998. The Company expects, subject to its ability to obtain financing on a commercially reasonable and timely basis, and subject to obtaining the secondary permits, to commence infrastructure construction on the mesa in the second quarter of 1998. However, due to certain factors beyond the Company's control, including possible objections of various environmental and so-called public interest groups that may be made in legislative, administrative or judicial forums, the start of construction could be delayed.

    In this regard, on March 6, 1996 and March 11, 1996 two lawsuits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP is not in compliance with the Coastal Act and other statutory requirements. These lawsuits sought to set aside the approval of the Bolsa Chica project. Given the recent sale of the Bolsa Chica lowlands described above, the plaintiffs in one of these lawsuits recently completed an agreement with the Company which settled their lawsuit. With respect to the remaining lawsuit, on June 4, 1997, the San Diego Superior Court issued a decision to return the Bolsa Chica LCP to the California Coastal Commission for further consideration in the context of two limited issues. From the Company's perspective, the court's decision was primarily focused on the lowlands, where the Company no longer has a real estate development interest. The court's decision that the Coastal Commission reconsider the LCP was based on the court's determination (i) that development of homes in the lowlands is not in compliance with the Coastal Act, and (ii) that the filling of a 1.7 acre pond on the Bolsa Chica mesa ("Warner Pond") is not in compliance with the Coastal Act.

    With respect to the Bolsa Chica mesa, the court's decision concluded that the Coastal Commission failed to weigh and resolve a conflict in Coastal Act policies related to Warner Pond. The court's decision directed that the Coastal Commission reconsider its treatment of Warner Pond. In every other respect, the court denied challenges to the Coastal Commission's approval of the plan for development of the mesa. The court specifically approved the Coastal Commission's findings with regard to (i) the relocation of raptor habitat, (ii) adequacy of a buffer between the new residential development and the lowlands, and (iii) treatment of archeological resources.

    While the Company believes that the Coastal Commission's prior action concerning Warner Pond is fully supported under the Coastal Act, the Company is pleased that its plan for the Bolsa Chica mesa development was [otherwise upheld or left undisturbed] by the court. The Company is currently considering its options for dealing with the court's concerns about the findings of the Coastal Commission concerning Warner Pond, including the possibility of filing an appeal. In addition, the Company is pursuing or considering various other options regarding the continued development process, including but not limited to the following:

    1. The Company may request that the Coastal Commission re-approve the determination that Warner Pond may be filled.

    2. The Company may determine not to pursue the filling of Warner Pond in the event the Company concludes that the economic impact on the project would be immaterial, or that it would be in the Company's interest to commence development of the Bolsa Chica mesa sooner rather than later.

    The LCP previously certified by the Coastal Commission provided for the development of up to 2,500 units on the Bolsa Chica mesa. However, in the event that the Company elects not to fill, or is not permitted to fill, Warner Pond for construction of certain county-required transportation improvements, the LCP provides that the maximum number of developable units would be reduced to 1,235, unless the Company establishes acceptable substitute improvements. In addition, the Company has 11 acres of adjacent property within the City of Huntington Beach, for which the Company intends to seek entitlements for the development of additional residential units at a later date. However, the Company has received analysis and advice from its residential real estate market consultants and advisors which indicates that the fair value to be realized by the Company from the Bolsa Chica mesa development would not be materially lessened by a reduction in developable units because residential land value is not exclusively driven by unit count. Rather, the following factors are also highly determinative of such value:

         (i)  the location and quality of the master planned community;
        (ii) the competitive condition of the real estate market at the time of development and sale;
       (iii)  the demand for various residential product types;
        (iv)  the product mix, segmentation and absorption rate;
         (v)  the number of acres available for development; and
        (vi)  the project development costs.

    Therefore, while there can be no assurance in this regard, the Company believes that a lower number of residential units would not materially reduce the project's potential fair value.

    The Company expects that the Bolsa Chica LCP will be reconsidered at the October 1997 Coastal Commission meeting. The court's ruling may delay the start of infrastructure construction until the second quarter of 1998; however, the Company is unable to predict the exact nature or length of any such delay at this time. While the Company believes that the court's ruling will not permanently prevent its planned development on the Bolsa Chica mesa, there can be no assurance in this regard.


NOTE 5 - DEBT

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

    Cash payments for interest on senior bank debt were approximately $.9 million and $.1 million for the six month periods ended June 30, 1996 and 1997, respectively.

    PROJECT DEBT

    The Company and certain of its affiliates have entered into several contracts to develop and construct commercial properties, primarily on a build-to-suit basis. To finance certain of these projects, the Company's affiliates have entered into construction loan agreements which have been guaranteed by the parent. The Company's affiliates have entered into purchase and sale agreements for the sale, upon completion of construction, of each of the projects with an outstanding loan balance at June 30, 1997.

    Project debt is summarized as follows (in millions):



                                                                                                      OUTSTANDING BALANCE
                                                                                                    ----------------------
                                       Interest            Maturity            Facility            December 31,    June 30,
  Build-to-suit Project                  Rate                Date               Amount                 1996         1997
  ---------------------                --------            --------            --------            -----------     -------
  Distribution center                  Prime + 3/4%        Prepaid              $  2.0             $  1.1       $    --
  Corporate headquarters               LIBOR +2%           Aug. 1997              20.0                9.6          18.0
  Office/distribution center           LIBOR +2%           Aug. 1997               9.9                1.8           5.6
  Office building                      LIBOR +2%           Feb. 1998              27.0                 --           3.9
  Office campus                        LIBOR +11/2%        Oct. 1998              48.1                 --           8.8
  Industrial                           LIBOR +13/4%        May 2000               13.1                 --           5.8
                                                                                ------             ------       -------
                                                                                $120.1             $ 12.5       $  42.1
                                                                                ------             ------       -------
                                                                                ------             ------       -------


    The Company capitalized approximately $1.0 million of interest costs on such construction loans for the first half of 1997.

    In addition, as of June 30, 1997, two development projects are owned by unconsolidated limited liability companies in which a subsidiary of the Company is the general partner. These affiliates have entered into construction loan agreements for $3.5 and $9.3 million, respectively, which have also been guaranteed by the parent. Under these construction loan agreements, an aggregate of $4.2 million was drawn and $8.6 million was available as of June 30, 1997.

    Subsequent to June 30, 1997, an affiliate of the Company entered into an additional construction loan agreement which has been guaranteed by the parent in the ordinary course of business. This loan agreement is on similar terms to those existing as of June 30, 1997, and is financing $8.2 million for a build-to-suit office project.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

    The Company is currently implementing a Prepackaged Plan to deleverage its capital structure as discussed in Note 2. Liabilities subject to compromise represent liabilities subject to adjustment in the reorganization process.

    Liabilities subject to comprise consist of the following (in millions):

                                                 December 31,        June 30,
                                                    1996               1997
                                                 ------------        --------
    Subordinated debt:
         Senior Debentures                         $155.3             $164.6
         Subordinated Debentures                     38.8               41.1
                                                   ------             ------
           Total face amount                        194.1              205.7
    Liquidated, non-contingent claims                 4.4                4.4
                                                   ------             ------
           Total allowed claims                     198.5              210.1

         Less unamortized discount                   (5.0)              (4.6)
         Plus accrued interest                        6.8                7.2
                                                   ------             ------
                                                   $200.3             $212.7
                                                   ------             ------
                                                   ------             ------

    While the above amounts reflect interest accrued since March 15, 1997 in accordance with generally accepted accounting principles, such accrued interest will be discharged upon confirmation of the Prepackaged Plan. The

Debentures give the Company the right to pay interest in-kind, in cash or, subject to certain conditions, in Class A Common Stock. Historically, interest on the Debentures has been paid in-kind. The Debentures, which are due March 15, 2002, do not require any sinking fund payments and may be redeemed by the Company at any time in cash only, or at maturity in cash or stock, subject to certain conditions.

    The Company has entered into mutual settlement and release agreements with the three holders of liquidated, non-contingent claims: AlliedSignal Inc. ("Allied"), The General Chemical Group Inc. ("General Chemical"), and Wolverine Tube, Inc. ("Wolverine"). These agreements provide, among other things, for the issuance of 168,000 shares, 53,760 shares and 25,200 shares of Common Stock in settlement of $3,000,000, $960,000 and $450,000 of liquidated, non-contingent claims (56 shares per $1,000) held by Allied, General Chemical and Wolverine, respectively. It is currently expected that these holders will sell all of such shares within two (2) years following their issuance in connection with the completion of the Recapitalization. Neither Allied, General Chemical nor Wolverine is currently a record or beneficial owner of any shares of the Company's capital stock.


NOTE 7 - INCOME TAXES

    Upon confirmation of the Prepackaged Plan, the Company will undergo an "ownership change" under Section 382 of the Internal Revenue Code (the "Code") defined as an increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchange debt for stock) of more than 50 percentage points at any time during a three-year period. After the ownership change occurs, the Company's annual use of its net operating losses ("NOL"s) would generally be limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate, which is currently approximately 5.6%.

    Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs in a bankruptcy, such as the Company's Prepackaged Plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the Prepackaged Plan filing on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business. The Company believes that it will qualify for the "bankruptcy exception" of
Section 382(l)(5). Under this exception, the Company would be required to reduce its "NOLs" by (1) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (2) the amount required to make the reduction equal to the difference between the tax basis and the fair market value of the debt exchanged for equity. Accordingly, the Company's NOLs of approximately $283 million as of June 30, 1997 will be reduced by approximately $86 million, resulting in remaining NOLs available of approximately $197 million. As reduced, and subject to any disallowance resulting from the proposed IRS adjustments discussed below, the Company's NOL carryovers would be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs.

    If the Company were to experience another ownership change within two years of the effective date of a bankruptcy protected ownership change as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5)(D) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the
Section 382 Limitation from and after the second ownership change would be zero and thus would eliminate the availability of any remaining unused portion of the $197 million of NOLs.

    If the Company experiences or expects a successive ownership change prior to the filing of its 1997 tax return, a determination could be made to elect out of Section 382(l)(5), which would preserve some of the NOL carryovers. The election out of Section 382(l)(5) would be irrevocable and must be made by the due date (including any extensions of time) of the Company's 1997 tax return and would bind the Company without regard to whether or not subsequent ownership changes (expected or not) occur. If the Company elects out of
Section 382(l)(5) or if the requirements of such section are not met, the general rules of Section 382 would apply. However, in determining the limitation placed on the Company's annual use of its net operating losses under those general rules, Section 382(l)(6) provides that the value of the equity of the Company immediately before the ownership change would be deemed to include the increase in the value of the Company's equity resulting from any surrender or cancellation of creditors' claims due to implementation of the Prepackaged Plan. Accordingly, assuming a post-reorganization value of approximately $140 million and a long-term tax exempt rate of 5.6%, the
Section 382(l)(6) limitation would limit the Company's utilization of its NOLs to approximately $7.8 million per year, plus any built-in gains recognized during the five year period following the ownership change. In summary, under Section 382(l)(5), the Company would have approximately $197 million of NOLs available, which the Company has estimated could be fully utilized over the next six years (1998-2003), whereas under Section 382(l)(6) only approximately $47 million of NOLs would be available to the Company during that time frame, due to the annual limitation described above.

    The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $132 million of available NOL carryforwards, of which none are recognized after consideration of the valuation allowance, as of June 30, 1997. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve. The Prepackaged Plan does not impact the Company's potential liability with respect to its dispute with the IRS.

    Cash payments for federal, state and local income taxes were approximately $.1 million for each of the six month periods ended June 30, 1996 and 1997.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of Allied, a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of $6.2 million. EPA estimates that it has spent approximately $3.9 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP pay approximately between $2.6 and $3.3 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has determined to vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

    In June 1997, the Company entered into an agreement with The Charter Township of Calumet ("the "Township"), whereby the Company has agreed to sell approximately 160 acres of its land in Michigan to the Township in exchange for the Township obtaining an agreement from EPA to release the Company, its predecessors and affiliates from any environmental liability associated with the Torch Lake Site. There can be no assurances that the Township will be successful in obtaining such a release of the Company from EPA. The Prepackaged Plan does not impact the Company's potential obligation with respect to the Torch Lake Site.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; and (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The Company intends to consider additional real estate acquisition and joint venture opportunities; however, the Company's immediate strategic goals are to
(i) obtain the California Coastal Commission's re-certification of the Bolsa Chica Local Coastal Program ("LCP"); (ii) obtain new financing for development of the Bolsa Chica mesa; (iii) complete the secondary permitting for development of the Bolsa Chica mesa; (iv) commence infrastructure construction on the Bolsa Chica mesa in the second quarter of 1998; (v) continue the growth of the Company's commercial development business on a national and international basis; and (vi) complete the recapitalization to deleverage the Company's capital structure through the Prepackaged Plan (the "Recapitalization"). There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company has been over-leveraged since its December 1989 spin-off from The Henley Group, Inc. when it had $290 million of debt (including $144 million of subordinated debt due to The Henley Group, Inc.) and $268 million of accounts payable and other liabilities against $707 million of assets and stockholders equity of $149 million. This excessive leverage was exacerbated by continual delays between 1990 and 1996 in obtaining the governmental approvals necessary to develop the Company's principal asset, the Bolsa Chica property. At the time of the 1989 spin-off from The Henley Group, Inc., the Company expected that the Bolsa Chica property would be fully entitled and under construction as early as 1991. During the last seven years, the Company has generated approximately $300 million in cash from asset sales. The Company has utilized the majority of the proceeds of such asset sales to repay approximately $131 million of senior debt, to pay various liabilities, and to fund project development and infrastructure costs for its principal residential development projects, including Bolsa Chica. With the California Coastal Commission's approval of the LCP for Bolsa Chica in 1996 and the sale of the Bolsa Chica lowlands in February 1997 to the California State Lands Commission, the Company is proceeding with its plans for residential development on the Bolsa Chica mesa and expects to commence infrastructure construction in the second quarter of 1998, subject to the California Coastal Commission's re-certification of the LCP, which is expected to occur in October 1997 as described in Note 4 of Notes to Financial Statements.

    The Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets are residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. While future land sales are also expected to approximate, or only modestly exceed, break-even, the net cash flow to be generated by residential land development and sales is expected to approximate $180 million in the aggregate over the next five years. In addition, the continuing real estate recovery has increased the demand for the Company's commercial real estate development services. Accordingly, the Company expects that these operations will make a greater contribution to gross operating margins over the next several years. Despite the expected greater contribution from commercial development services, total gross margins in 1997 are expected to be less than 1996 due to lower margins on asset sales. Pursuant to Fresh Start Accounting, implementation of the Recapitalization through the Prepackaged Plan will result in a write-down of Bolsa Chica (which will reduce future costs of sales) and therefore, subject to the re-certification of the Bolsa Chica LCP by the California Coastal Commission which is expected to occur in October 1997, the Company hopes to be able to generate profits beginning in 1998 from the Bolsa Chica project and continued growth of its commercial development business.

    Real estate held for development or sale and land held for development
(real estate properties) are carried at cost net of impairment losses based on undiscounted cash flows. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Until recently, the state of California's economy has had a negative impact on the real estate market generally, on the availability of potential purchasers for such properties and upon the availability of sources of financing for carrying and developing such properties. However, over the past year, the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased.

LIQUIDITY AND CAPITAL RESOURCES

    The principal asset in the Company's portfolio is residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and, except for gains on extinguishment of debt upon completion of the Recapitalization, expects to report losses during 1997. However, a significant portion of such losses is attributable to non-cash asset revaluations and non-cash interest expense on the Debentures. The Company will continue to be dependent primarily on real estate asset sales, and cash and cash equivalents on-hand to fund project development costs for Bolsa Chica, general and administrative expenses and reorganization costs during 1997. The Company is also seeking new financing for development of Bolsa Chica and implementing the Recapitalization through the Prepackaged Plan to deleverage the Company's capital structure.

    Following completion of the sale of the Bolsa Chica lowlands in February 1997 and utilization of $7.1 million to repay senior debt, as well as other activity presented in the Statement of Cash Flows, the Company's unrestricted cash and cash equivalents aggregated $11.7 million at June 30, 1997.

    The Company has executed option agreements with homebuilders which are scheduled to purchase an aggregate of 119 remaining Phase I residential lots at Rancho San Pasqual in Escondido, California for approximately $5.3 million during the remainder of 1997 and the first six months of 1998. During the first six months of 1997, the Company completed sales of 111 residential lots at Rancho San Pasqual to homebuilders for approximately $5.1 million.

    In recent years, the Company has incurred in excess of $20 million of interest expense on the Debentures per year. Since the Debentures do not mature until March 2002, it is possible that the Company could continue to operate without facing a liquidity problem until 2002. Nevertheless, the Company believes the current capital structure restricts its ability to maximize asset values and grow its business. Therefore, as discussed in Note 2 of Notes to Financial Statements, on July 14, 1997 the Company, excluding all of its subsidiaries and affiliates, filed for court approval of the Prepackaged Plan which received over 95% approval of each class of stock and bondholders that voted through a recent public solicitation process. The court confirmation hearing for the Prepackaged Plan is scheduled for August 19, 1997, and baring any unforeseen circumstances, the Company expects to complete the Recapitalization in early September.

FINANCIAL CONDITION

  JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996

    The $9.6 million increase in cash and cash equivalents primarily reflects the sale of the Bolsa Chica lowlands in February 1997 for $25.0 million, partially offset by repayments of $7.1 million to Nomura, payments of certain liabilities, spending for project development costs primarily at Bolsa Chica, general and administrative expenses, and reorganization costs during the first half of 1997, as well as other activity presented in the Statements of Cash Flows.

    The $25.0 million increase in real estate held for development or sale primarily reflects investments in six build-to-suit projects aggregating approximately $31.6 million, partially offset by sales of one build-to-suit project on a portion of the Company's Signal Hill property and sales of residential lots at Rancho San Pasqual.

    The $22.8 million decrease in land held for development reflects the sale of the Bolsa Chica lowlands, partially offset by investment in the Bolsa Chica project during the first half of 1997.

    The $2.0 million decrease in other assets primarily reflects the collection of commercial development receivables, partially offset by investments in pre-development costs for commercial projects.

    The $7.4 million decrease in accounts payable and accrued liabilities primarily reflects contractor payments on build-to-suit projects, payments of accrued expenses related to the sale of the Bolsa Chica lowlands and reorganization costs.

    The $7.1 million decrease in senior bank debt reflects the repayment of the outstanding loan balance due to Nomura Asset Capital Corporation.

    The $29.6 million increase in project debt reflects borrowings on six build-to-suit projects, partially offset by repayment of project debt upon the sale of the Company's Signal Hill build-to-suit project.

    The $3.5 million decrease in other liabilities primarily reflects the settlement of certain claims during the second quarter of 1997.

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30,
    1996

    The $9.0 million decrease in asset sales revenues from $13.5 million in 1996 to $4.5 million in 1997, and the $8.1 million decrease in related costs of asset sales from $12.4 million to $4.3 million primarily reflect the absence in 1997 of the 1996 sale of the Eagle Crest Golf Course at Rancho San Pasqual for $6.1 million and decreases in Rancho San Pasqual lot sales and Michigan land sales of $1.4 million and $1.3 million, respectively.

    A $.8 million increase in revenues from commercial development operations during the second quarter of 1997 as compared with the same period of 1996 was partially offset by the absence in 1997 of $.6 million of 1996 revenues from golf course operations.

    The $1.4 million decrease in gross operating margins from the 1996 to 1997 period primarily reflects the decrease in sales of Michigan land. Commercial development operations have approximated break-even despite the significant revenue growth in 1997 due to increased costs to expand the business.

    The $.8 million decrease in general and administrative expenses from the 1996 to 1997 period primarily reflects reduced costs of liability insurance premiums and overhead related to residential operations.

    The benefit for income taxes for the three months ended June 30, 1997 has been offset by a corresponding valuation allowance.

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
    1996

    The increase in revenues from asset sales of $14.0 million in 1996 to $33.4 million in 1997 and the increase in the related costs of sales from $12.7 million to $33.0 million primarily reflect the sale of the Bolsa Chica lowlands for $25.0 million and the $3.1 million sale of the Signal Hill build-to-suit project in 1997, partially offset by the 1996 sales of the Eagle Crest Golf Course at Rancho San Pasqual and Michigan land.

    A $.9 million increase in revenues from commercial development operations during the first half of 1997 as compared with the same period of 1996 was offset by the absence in 1997 of $.9 million of 1996 revenues from golf course operations.

    The $1.5 million decrease in gross operating margins from the 1996 to 1997 period primarily reflects the decrease in sales of Michigan land. Commercial development operations have approximated break-even despite the significant revenue growth in 1997 due to increased costs to expand the business.

    The $.9 million decrease in general and administrative expenses from the 1996 to 1997 period primarily reflects reduced costs of liability insurance premiums and overhead related to residential operations.

    The $.3 million increase in interest expense reflects a $1.4 million increase in interest accrued on the subordinated debentures, partially offset by lower interest on senior bank debt due to declining balances, followed by repayment in February 1997.

    The $2.6 million in other income, net for the six months ended June 30, 1997 primarily reflects an aggregate of $2.9 million of nonrecurring income from the sale of a minority interest in a privately held company and a reduction in a reserve for an indemnity obligation for which the Company has entered into a settlement agreement.

    The benefit for income taxes for the six months ended June 30, 1997 has been offset by a corresponding valuation allowance.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to the ability of the Company to successfully complete the Recapitalization, litigation or appeals of regulatory approvals (including pending litigation challenging the California Coastal Commission's approval of the Bolsa Chica project) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 and in the Company's Registration Statement on Form S-4, as amended, Registration No. 333-22121.

                             PART II - OTHER INFORMATION


ITEM 1 -      LEGAL PROCEEDINGS

    See "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

    See Notes 2 and 6 of Notes to Financial Statements above and the Company's Current Report on Form 8-K dated July 14, 1997 regarding the filing of the Prepackaged Plan of Reorganization.

    See Note 4 of Notes to Financial Statements above for a discussion regarding the two lawsuits filed in the San Francisco County Superior Court on March 6, 1996 and March 11, 1996 by the Bolsa Chica Land Trust, et al. and the League for Coastal Protection et al., respectively. These suits were filed against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the 3,300-unit LCP is not in compliance with the Coastal Act and other statutory requirements.

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of the Company's Stockholders was held on June 19, 1997. A quorum of Class A Common Stock and Preferred Stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company's stockholders entitled to vote as follows:

    Proposal No. 1:    THE EXCHANGE OFFERS PROPOSAL.     The holders of Class A
Common Stock cast 21,986,509 votes for and 1,567,184 votes against the Company's proposal to exchange Common Stock for Debentures (the "Exchange Offers Proposal"). There were 1,301,770 abstentions and 15,444,460 broker non-votes by the holders of shares of Class A Common Stock with respect to the Exchange Offers Proposal. The holders of Preferred Stock cast 27,428,313 votes for and 786,597 votes against the Exchange Offers Proposal. There were 78,617 abstentions and 8,575,031 broker non-votes by the holders of shares of Preferred Stock with respect to the Exchange Offers Proposal. Such votes constituted the affirmative vote for the Exchange Offers Proposal of the holders of approximately 54.6% and 74.4%, respectively, of the Class A Common Stock and Preferred Stock of the Company represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares of Class A Common Stock and Preferred Stock were represented in person or by proxy to constitute a quorum.

    Proposal No. 2:    THE CAPITAL STOCK COMBINATION PROPOSAL.    The holders
of Class A Common Stock cast 22,060,691 votes for and 1,579,385 votes against the Company's proposal to effect the Capital Stock Combination subject to completion of the Recapitalization (the "Capital Stock Combination Proposal"). There were 1,215,387 abstentions and 15,444,460 broker non-votes by the holders of shares of Class A Common Stock with respect to the Capital Stock Combination Proposal. The holders of Preferred Stock cast 27,433,853 votes for and 692,515 votes against the Capital Stock Combination Proposal. There were 166,925 abstentions and 8,575,265 broker non-votes by the holders of shares of Preferred Stock with respect to the Capital Stock Combination Proposal. Such votes constituted the affirmative vote for the Capital Stock Combination Proposal of the holders of approximately 54.7% and 74.4%, respectively, of the Class A Common Stock and Preferred Stock of the Company represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares of Class A Common Stock and Preferred Stock were represented in person or by proxy to constitute a quorum.

    Proposal No. 3:    THE REVERSE SPLIT PROPOSAL.    The holders of Class A
Common Stock cast 36,825,404 votes for and 1,361,327 votes against the Company's proposal to effect the Reverse Stock Split, subject to completion of the Recapitalization (the "Reverse Split Proposal"). There were 1,186,884 abstentions and 926,308 broker non-votes by the holders of shares of Class A Common Stock with respect to the Reverse Split Proposal. The holders of Preferred Stock cast 36,367,942 votes for and 334,355 votes against the Reverse Split Proposal. There were 166,261 abstentions and no broker non-votes by the holders of shares of Preferred Stock with respect to the Reverse Split

Proposal. Such votes constituted the affirmative vote for the Reverse Split Proposal of the holders of approximately 91.4% and 98.6%, respectively, of the Class A Common Stock and Preferred Stock of the Company represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares of Class A Common Stock and Preferred Stock were represented in person or by proxy to constitute a quorum.

    Proposal No. 4:    THE AUTHORIZED CAPITAL PROPOSAL.    The holders of Class
A Common Stock cast 35,037,855 votes for and 1,296,826 votes against the Company's proposal to change the Company's authorized capital stock to 18 million shares of Common Stock, subject to completion of the Recapitalization (the "Authorized Capital Proposal"). There were 1,219,668 abstentions and 2,745,574 broker non-votes by the holders of shares of Class A Common Stock with respect to the Authorized Capital Proposal. The holders of Preferred Stock cast 27,408,985 votes for and 835,719 votes against the Authorized Capital Proposal. There were 164,993 abstentions and 8,458,861 broker non-votes by the holders of shares of Preferred Stock with respect to the Authorized Capital Proposal. Such votes constituted the affirmative vote for the Authorized Capital Proposal of the holders of approximately 86.9% and 74.3%, respectively, of the Class A Common Stock and Preferred Stock of the Company represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares of Class A Common Stock and Preferred Stock were represented in person or by proxy to constitute a quorum.

    Proposal No. 8:    THE DIRECTOR PROPOSAL.    The Company's director
proposal provided alternative slates of director nominees to be elected (A) in the event the Recapitalization is completed and the Board Proposal (described below) is implemented, (B) in the event the Recapitalization is completed but the Board Proposal is not implemented, and (C) in the event the Recapitalization is not completed. At the Annual Meeting, each of the nominees under each of scenario (A), (B) and (C) were elected by a vote equal to approximately 94.4% of the votes cast for such directorships at the Annual Meeting. Such votes cast for each of the nominees under scenarios (A), (B) and (C) constituted the affirmative vote for each of the nominees of a plurality of the outstanding shares of Class A Common Stock represented in person or by proxy at the Annual Meeting, at which a majority of the outstanding shares of Class A Common Stock were represented in person or by proxy to constitute a quorum. Although, as described below, the Board Proposal, was not approved at the Annual Meeting, scenario (A) would become effective upon the confirmation and implementation of the Prepackaged Plan. Scenario (B) or (C) would become effective only if the Recapitalization is completed without the implementation of the Board Proposal or if the Recapitalization is not completed, respectively. Set forth below is a table for each scenario describing the nominees, the terms of office for which they were elected and how the votes were cast.


SCENARIO (A)

                                             Class A Common
                                           Stock Votes Cast   Class A Common
Name                      Term Expiration    "For" Nominee  Stock Votes Withheld
----                      ---------------    -------------  --------------------
Donald M. Koll . . . . .      1998            38,761,585        1,538,388
J. Thomas Talbot . . . .      1998            38,766,175        1,533,748
Marco F. Vitulli . . . .      1998            38,766,071        1,533,852
Ray Wirta. . . . . . . .      1998            38,765,821        1,534,102
Phillip R. Burnaman II .      1998            38,766,109        1,533,814
James J. Gaffney . . . .      1998            38,764,673        1,535,250
Robert J. Gagalis. . . .      1998            38,765,981        1,533,942
Thomas W. Sabin, Jr. . .      1998            38,766,005        1,533,918
P. John Wickser II . . .      1998            38,766,005        1,533,918
Paul M. Zeller . . . . .      1998            38,766,111        1,533,812

SCENARIO (B)

                                           Class A Common
                                          Stock Votes Cast    Class A Common
Name                     Term Expiration   "For" Nominee    Stock Votes Withheld
----                     ---------------   -------------    --------------------
Robert J. Gagalis. . . .      1998          38,763,201            1,536,722
Donald M. Koll . . . . .      1999          38,764,831            1,535,092
Thomas W. Sabin, Jr. . .      1999          38,766,109            1,533,814
P. John Wickser II . . .      1999          38,766,109            1,533,814
Ray Wirta. . . . . . . .      2000          38,766,169            1,533,754
James J. Gaffney . . . .      2000          38,766,175            1,533,748
Phillip R. Burnaman II .      2000          38,766,071            1,533,852
Paul M. Zeller . . . . .      2000          38,766,109            1,533,814


SCENARIO (C)

                                            Class A Common
                                           Stock Votes Cast     Class A Common
Name                      Term Expiration   "For" Nominee   Stock Votes Withheld
----                      ---------------   -------------   --------------------
Donald M. Koll . . . . .      1999          38,762,251            1,537,672
Paul C. Hegness. . . . .      1999          38,765,991            1,533,932
Ray Wirta. . . . . . . .      2000          38,766,169            1,533,754
Harold A. Ellis. . . . .      2000          38,765,957            1,533,966

    Proposal No. 9:    THE AUDITOR PROPOSAL.    The holders of Class A Common
Stock cast 38,142,664 votes for and 924,465 votes against the Company's proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 (the "Auditor Proposal"). There were 1,232,001 abstentions and 793 broker non-votes by the holders of shares of Class A Common Stock with respect to the Auditor Proposal. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 94.6% of the outstanding Class A Common Stock represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares were present in person or by proxy to constitute a quorum.

    The proposals described below did not receive the requisite 80% supermajority vote of the holders of Class A Common Stock and were therefore not approved at the Annual Meeting. However, stockholder approval of these proposals is not required in order for the Company to complete the Recapitalization. Notwithstanding the Annual Meeting votes described below, these proposals will be implemented through the Prepackaged Plan following its confirmation, upon its effective date. Set forth below is a list of proposals that were not approved at the Annual Meeting, and a description of how the votes were cast with respect to such proposals.

    Proposal No. 5:    THE BOARD PROPOSAL.   The holders of Class A Common
Stock cast 22,346,999 votes for and 1,172,615 votes against the Company's proposal to permit any director to be removed, with or without cause, by the vote of a majority of the shares of the capital stock of the Company, subject to completion of the Recapitalization (the "Board Proposal"). There were 1,345,849 abstentions and 15,434,460 broker non-votes by the holders of shares of Class A Common Stock with respect to the Board Proposal. Such votes constituted the affirmative votes for the Board Proposal by the holders of approximately 45.7% of the outstanding Class A Common Stock. The Board Proposal requested approval for amending Articles Eighth and Thirteenth of the Restated Certificate and Articles III and XI of the Bylaws to eliminate the classified board and to delete 80% supermajority voting provisions to change the number of directors, remove a director for cause or amend any provision applicable thereto, subject to completion of the Recapitalization.

    Proposal No. 6:    THE SPECIAL MEETINGS PROPOSAL.    The holders of Class A
Common Stock cast 22,485,552 votes for and 1,098,513 votes against the Company's proposal to amend Articles Ninth and Thirteenth of the Restated Certificate and Articles II and XI of the Bylaws to permit the holders of 10% of the outstanding shares of capital stock of the Company entitled to vote to call a special meeting of the Company's stockholders and to remove 80% supermajority voting provisions for amending Articles Ninth of the Restated Certificate and Article II of the Bylaws with respect to such special meetings, subject to completion of the Recapitalization (the "Special Meetings Proposal"). There were 1,271,400 abstentions and 15,444,458 broker non-votes by the holders of shares of Class A Common Stock with respect to the Special Meetings Proposal. Such votes constituted the affirmative vote for the Special Meetings Proposal by the holders of approximately 46% of the outstanding Class A Common Stock.

    Proposal No. 7:    THE WRITTEN CONSENT PROPOSAL.    The holders of Class A
Common Stock cast 35,269,535 votes for and 1,015,345 votes against the Company's proposal to amend Article Tenth of the Restated Certificate to delete a prohibition on stockholder action by written consent without a meeting and to delete an 80% supermajority vote provision to amend or repeal provisions of Article Tenth, subject to completion of the Recapitalization (the "Written Consent Proposal"). There were 1,249,714 abstentions and 2,765,329 broker non-votes by the holders of shares of Class A Common Stock with respect to the Written Consent Proposal. Such votes constituted the affirmative vote for the Written Consent Proposal by the holders of approximately 72.1% of the outstanding Class A Common Stock.

ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

    2.1 Prepackaged Plan of Reorganization of Koll Real Estate Group, Inc., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 14, 1997.

    27.1      Financial Data Schedule.

    (b)       Reports on Form 8-K:

              Current Report on Form 8-K dated May 27, 1997 attaching a press release issued on May 28, 1997 regarding the Bolsa Chica litigation.

              Current Report on Form 8-K dated June 4, 1997 attaching a press release issued June 4, 1997 regarding the Bolsa Chica litigation.

              Current report on Form 8-K dated July 14, 1997 regarding the filing of the Prepackaged Plan of Reorganization.

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOLL REAL ESTATE GROUP, INC.


Date  AUGUST 8, 1997                    /s/   RAYMOND J. PACINI
      -----------------                 ---------------------------
                                        RAYMOND J. PACINI
                                        Executive Vice President and
                                        Chief Financial Officer