Form 10-Q
period 1997-09-30
KOLL REAL ESTATE GROUP INC
filed 1997-11-13
CIK 840216

             This Form 10-Q consists of 20 sequentially numbered pages.

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

            ________________________________________________________________


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1997
                                                 ------------------


                            Commission file number 0-17189
                                                   --------


                             KOLL REAL ESTATE GROUP, INC.
            ________________________________________________________________
                (Exact name of registrant as specified in its charter)


              Delaware                           02-0426634
             ---------                           ----------
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization.)          Identification No.)


      4343 Von Karman Avenue
     Newport Beach, California                      92660
     -------------------------                     -------
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

                       Yes   X         No
                           -----          ----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                       Yes   X         No
                           -----          ----

The number of shares of Common Stock outstanding at November 12, 1997, including the shares being delivered to former debenture holders upon surrender of their debenture certificates, was 11,906,378.

                             KOLL REAL ESTATE GROUP, INC.

                                      FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      I N D E X
                                     ------------

                                                                        PAGE NO.
                                                                        --------

Part I - Financial Information:
------
         Item 1 -  Financial Statements

                   Balance Sheets -

                   December 31, 1996 (Predecessor Company)
                   and September 30, 1997 (Successor Company). . . . . .   3

                   Statements of Operations -

                   Predecessor Company
                   -------------------
                   Three Months Ended September 30, 1996,
                   and Two Month Period Ended September 2, 1997
                   Nine Months Ended September 30, 1996,
                   and Eight Month Period Ended September 2, 1997

                   Successor Company
                   -----------------
                   One Month Period Ended September 30, 1997 . . . . . .   4

                   Statements of Cash Flows -

                   Predecessor Company
                   -------------------
                   Nine Months Ended September 30, 1996,
                   and Eight Month Period Ended September 2, 1997

                   Successor Company
                   -----------------
                   One Month Period Ended September 30, 1997 . . . . . .   5

                   Notes to Financial Statements . . . . . . . . . . . .   6


         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . .  13

Part II -     Other Information:
--------
         Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . .  19
         Item 2 - Changes in Securities and Use of Proceeds. . . . . . .  20
         Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . .  20


SIGNATURE          . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                             KOLL REAL ESTATE GROUP, INC.

                                    BALANCE SHEETS
                                    --------------

                                    (in millions)


                                                                     PREDECESSOR COMPANY    SUCCESSOR COMPANY
                                                                     -------------------    -----------------
                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                              1996                1997
                                                                          -----------          -----------
     ASSETS

Cash and cash equivalents                                                   $    2.1             $   5.0
Restricted cash                                                                   .2                  --
Real estate held for development or sale                                        25.2                48.3
Land held for development                                                      223.5               131.8
Reorganization value in excess of amounts
    allocated to net assets                                                       --                16.6
Other assets                                                                    21.2                13.1
                                                                            --------             -------
                                                                            $  272.2             $ 214.8
                                                                            --------             -------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities                                $   11.7             $   5.3
    Senior bank debt                                                             7.1                  --
    Project debt                                                                12.5                39.6
    Subordinated debentures and other liabilities subject to
      compromise under reorganization proceedings                              200.3                  --
    Other liabilities                                                           39.5                29.7
                                                                            --------             -------
    Total liabilities                                                          271.1                74.6
                                                                            --------             -------
Stockholders' equity:
    Series A Preferred Stock                                                      .4                  --
    Class A Common Stock                                                         2.4                  --
    Common Stock                                                                  --                  .6
    Capital in excess of par value                                             229.2               140.0
    Deferred proceeds from stock issuance                                        (.4)                 --
    Minimum pension liability                                                    (.6)                (.6)
    Retained earnings (accumulated deficit)                                   (229.9)                 .2
                                                                            --------             -------
    Total stockholders' equity                                                   1.1               140.2
                                                                            --------             -------
                                                                            $  272.2             $ 214.8
                                                                            --------             -------
                                                                            --------             -------


                       See accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.
                               STATEMENTS OF OPERATIONS
                               ------------------------

                       (in millions, except per share amount)


                                                           PREDECESSOR  COMPANY                    SUCCESSOR COMPANY
                                      -----------------------------------------------------------  -----------------
                                        THREE MONTHS     TWO MONTH    NINE MONTHS    EIGHT MONTH        ONE MONTH
                                           ENDED       PERIOD ENDED      ENDED       PERIOD ENDED     PERIOD ENDED
                                        SEPTEMBER 30,   SEPTEMBER 2,  SEPTEMBER 30,   SEPTEMBER 2,    SEPTEMBER 30,
                                            1996           1997           1996           1997             1997
                                        ------------    -----------   ------------    ------------    --------------

REVENUES:
    Asset Sales                           $   3.6       $  20.2        $  17.6        $  53.6          $  12.9
    Operations                                2.8           2.5            7.5            7.2              1.0
                                          -------       -------        -------        -------          -------
                                              6.4          22.7           25.1           60.8             13.9
                                          -------       -------        -------        -------          -------
COSTS OF:
    Asset Sales                               2.2          20.2           14.9           53.2             12.3
    Operations                                3.0           1.9            7.1            6.6              1.0
                                          -------       -------        -------        -------          -------
                                              5.2          22.1           22.0           59.8             13.3
                                          -------       -------        -------        -------          -------

    Gross operating margin                    1.2            .6            3.1            1.0               .6

General and administrative expenses           1.6            .6            4.9            3.0               .3
Interest expense                              6.3           4.4           18.7           17.1               --
Other expense (income), net                    .3            .4             .6           (2.2)              .1
                                          -------       -------        -------        -------          -------

Income (loss) before reorganization
  items, income taxes and
  extraordinary gain                         (7.0)         (4.8)         (21.1)         (16.9)              .2

Reorganization items:
  Fresh-start adjustments                      --          57.1             --           57.1               --
  Reorganization costs                         .5           3.5             .9            5.6               --
                                          -------       -------        -------        -------          -------

Income (loss) before income taxes
  and extraordinary gain                     (7.5)        (65.4)         (22.0)         (79.6)              .2

Provision for income taxes                     .1            .1             .2             .3               --
                                          -------       -------        -------        -------          -------

Income (loss) before
   extraordinary gain                        (7.6)        (65.5)         (22.2)         (79.9)              .2

Extraordinary gain on extinguishment
  of debt, net of income taxes of $0           --          89.5             --           89.5               --
                                          -------       -------        -------        -------          -------

Net income (loss)                         $  (7.6)      $  24.0        $ (22.2)      $    9.6          $    .2
                                          -------       -------        -------        -------          -------
                                          -------       -------        -------        -------          -------

Net income per common share                   N/A           N/A            N/A            N/A          $   .02
                                                                                                       -------
                                                                                                       -------

                  See the accompanying notes to financial statements.

                             KOLL REAL ESTATE GROUP, INC.

                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                    (in millions)


                                                                         PREDECESSOR COMPANY       SUCCESSOR COMPANY
                                                                    ------------------------------ -----------------
                                                                      NINE MONTHS     EIGHT MONTH      ONE MONTH
                                                                         ENDED        PERIOD ENDED   PERIOD ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 2,   SEPTEMBER 30,
                                                                           1996           1997           1997
                                                                      ------------    ------------   -------------
Cash flows from operating activities:
    Net income (loss)                                                   $ (22.2)        $  9.6         $ .  2
    Adjustments to reconcile to cash used by
     operating activities:
         Fresh-Start adjustments                                             --           57.1             --
         Extraordinary gain on extinguishment of debt                        --          (89.5)            --
         Non-cash reorganization costs                                       --            1.9             --
         Depreciation and amortization                                       .7             .5             .1
         Non-cash interest expense                                         17.3           17.1             --
         Gains on asset sales                                              (2.7)           (.4)           (.6)
         Proceeds from asset sales, net                                    16.0           53.1           12.8
         Investments in real estate held for development or sale          (14.7)         (50.0)         (13.0)
         Investments in land held for development                          (2.6)          (4.2)          (1.8)
         Decrease (increase) in other assets                                (.4)            .8            (.1)
         Increase (decrease) in accounts payable, accrued and
           other liabilities                                                1.1           (9.9)          (1.0)
                                                                        -------         ------        -------
         Cash used by operating activities                                 (7.5)         (13.9)          (3.4)
                                                                        -------         ------        -------

Cash flows from financing activities:
    Borrowings of senior bank debt                                          6.2             --             --
    Repayments of senior bank debt                                        (11.1)          (7.1)            --
    Borrowings of project debt                                              6.8           47.5            9.8
    Repayments of project debt                                               --          (21.5)          (8.7)
    Use of restricted cash                                                  1.9             .2             --
                                                                        -------         ------        -------

         Cash provided by financing activities                              3.8           19.1            1.1
                                                                        -------         ------        -------

Net (decrease) increase in cash and cash equivalents                       (3.7)           5.2           (2.3)

Cash and cash equivalents - beginning of period                             4.9            2.1            7.3
                                                                        -------         ------        -------

Cash and cash equivalents - end of period                               $   1.2         $  7.3         $  5.0
                                                                        -------         ------        -------
                                                                        -------         ------        -------

                 See the accompanying notes to financial statements.

                         KOLL REAL ESTATE GROUP, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------


Note 1 - Basis of Presentation
------------------------------

    The accompanying financial statements have been prepared by Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the current year's previously issued Quarterly Reports on Form 10-Q. The financial information presented herein reflects all adjustments, including Fresh-Start Reporting adjustments as discussed below, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

    Certain prior period amounts have been reclassified to conform with their current period presentation.

Note 2 - Recapitalization
-------------------------

    On September 2, 1997, the Company completed its recapitalization (the "Recapitalization") which became effective pursuant to a prepackaged plan of reorganization that was confirmed by the U.S. Bankruptcy Court for the District of Delaware on August 19, 1997. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code on July 14, 1997. The Recapitalization had previously received over 95% approval of each class of stock and bondholders that voted through a public solicitation process in June 1997. On September 2, 1997, the effective date of the Recapitalization, the Company (referred to as "Successor Company" for periods after September 2, 1997) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization, and as such, the Company has recorded the effects of the Recapitalization and Fresh-Start Reporting as of the effective date.

    The Recapitalization provided for a restructuring of the Company's capital structure. The only impaired parties under the Recapitalization were the holders of (a) the 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Senior Debentures"), (b) the 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Subordinated Debentures") (collectively, the "Debentures"), (c) liquidated, non-contingent claims, and (d) equity securities of the Company. The prepackaged plan did not alter the Company's obligations to its other creditors, including its trade creditors, customers, employees, holders of contingent and unliquidated claims, holders of guaranty claims, and parties to contracts with the Company.

    Under the Recapitalization, Senior Debenture holders and Subordinated Debenture holders are entitled to receive 56 shares and 28 shares, respectively, for each $1,000 of principal amount of their Debentures outstanding as of

March 15, 1997, and holders of liquidated, non-contingent claims received 56 shares for each $1,000 of their claims (all after consolidation of all outstanding shares of preferred and common stock into a single class of newly issued common stock and the reverse split described below). Upon completion of the Recapitalization, approximately 90.1% of the Company's equity, in the form of newly issued shares of common stock, excluding shares of common stock underlying certain options and warrants, is now owned by former holders of the Debentures and liquidated, non-contingent claims (approximately 80.3% by former holders of Senior Debentures and liquidated, non-contingent claims and 9.8% by former holders of Subordinated Debentures). The remaining 9.9% of the Company's equity is now owned, in the aggregate, by former holders of the Company's Class A Common Stock (the "Class A Common Stock") and Series A Preferred Stock (the "Preferred Stock") (approximately 5.8% by former holders of Preferred Stock and 4.1% by former holders of Class A Common Stock). Pursuant to approvals received at its 1997 Annual Meeting of Stockholders, the Company consolidated its Class A Common Stock and Preferred Stock into a single class of stock, through the issuance of 1.75 shares of new common stock (the "Common Stock") for each outstanding share of Preferred Stock and one share of Common Stock for each outstanding share of Class A Common Stock and effected a one for one hundred (1:100) reverse stock split of each outstanding share of the Company's capital stock on September 2, 1997, the effective date of the Recapitalization.

    Upon implementation of the Recapitalization, $216.9 million book value of Debentures and other liabilities subject to compromise were cancelled in exchange for equity, resulting in an $89.5 million extraordinary gain on extinguishment of debt. This gain was partially offset by $57.1 million of net adjustments to revalue all assets and liabilities to reflect fair value as of September 2, 1997 as required by Fresh Start Reporting. The results of operations and cash flows for the two month and eight month periods ended September 2, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations and cash flows for the one month period ended September 30, 1997 include operations subsequent to the Company's Recapitalization and reflect the effects of Fresh-Start Reporting. As a result, the net income for the period ended September 2, 1997 is not comparable with prior periods and the net income for the nine months ended September 30, 1997 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the balance sheet as of September 30, 1997 is not comparable with prior periods for the reasons discussed above.

    The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represents the difference in the Company's estimated valuation and the Company's net assets at fair value, of $16.7 million is amortized on a straight-line basis over 15 years.

    Professional fees and expenditures directly related to the Company's Recapitalization are classified as reorganization costs and were expensed as incurred. Reorganization costs during the periods ended September 2, 1997 consisted primarily of legal, financial advisors and other professional fees, incentive compensation to directors and officers of the Company and costs related to the solicitation of security holder acceptances of the Recapitalization, the 1997 Annual Meeting of Stockholders and the public exchange offers of the securities that were subject to the Recapitalization.

    The Company's Class A Common Stock and Preferred Stock were delisted from the Nasdaq National Market on July 14, 1997 pending completion of the Recapitalization. The Nasdaq Stock Market, Inc. listed the post-Recapitalization Common Stock of the Company on the National Market effective September 4, 1997, following completion of the Recapitalization.

Note 3 - Earnings Per Common Share
-----------------------------------

    The weighted average number of outstanding shares of the Successor Company's Common Stock, including the conversion rights of all Debenture holders and warrant holders, for the period ended September 30, 1997 was 11.9 million shares. Per share data for periods prior to September 2, 1997 have been omitted since these amounts do not reflect the Successor Company's current capital structure.

Note 4 - Stock Based Compensation
---------------------------------

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

    During April 1997, in connection with the Recapitalizaton, the Compensation Committee of the Company's Board of Directors approved the grant of stock options equivalent to 6% of the Company's fully diluted equity for certain directors and officers. The options have a term of ten years and vest 40% after one year, an additional 30% after two years and the final 30% after three years. Stock option grants of 759,984 shares have been issued at a price of $11.99 per share based on the 20-day average closing price following completion of the Recapitalization.

Note 5 - Real Estate Held for Development or Sale
-------------------------------------------------

    Real estate held for development or sale consists of the following (in millions):

                                       DECEMBER 31,      SEPTEMBER 30,
                                           1996              1997
                                       ------------      -----------
         Residential                      $12.4             $ 6.4
         Commercial/Industrial             12.8              41.9
                                          -----             -----
                                          $25.2             $48.3
                                          -----             -----
                                          -----             -----

    See Note 7 - Debt regarding project debt secured by the Commercial /Industrial projects.

Note 6 - Land Held for Development
----------------------------------

    The Company owns approximately 350 acres located in Orange County, California adjacent to the Pacific Ocean, surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles ("Bolsa Chica"). The planned community at Bolsa Chica is expected to offer a broad mix of home choices, including single-family homes and townhomes at a wide range of prices. The Company's Bolsa Chica holdings include approximately 200 acres to be developed on the Bolsa Chica mesa, approximately 110 acres zoned as park or conservation land on, or adjacent to, the Huntington mesa and 42 acres of lowlands which were acquired in September 1997. The Company is negotiating to sell the recently acquired 42 lowland acres to the State of California for a price approximating its acquisition cost. The Local Coastal Program ("LCP") for development of Bolsa Chica was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission in January 1996.

    A lawsuit (the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the court entered a judgment in favor of the Company. Plaintiffs in the CEQA Lawsuit have appealed the court's decision and the appeal is pending. In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Bolsa Chica mesa ("Warner Pond") and development of any homes in the lowlands. On October 9, 1997, in response to the court's decision, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum density from 2,500 homes to no more than 1,235 homes on the mesa. On November 18, 1997, the Orange County Board of Supervisors is scheduled to review the LCP modifications adopted by the Coastal Commission. If the Board of Supervisors accepts the modifications without change, the LCP will be deemed approved upon confirmation by the Executive Director of the Coastal Commission. The Company expects that the Executive Director will provide such confirmation in December 1997.

The Company is currently pursuing the secondary permitting process, such as tract maps and grading plans, for the mesa through the County of Orange in order to implement the LCP. This process is currently expected to be completed by March 31, 1998. While an appeal of the trial court's August 1997 judgment has been filed by opponents of the Bolsa Chica project, the Company does not believe that the appeal will permanently prevent the Company from completing the Bolsa Chica project; however, there can be no assurance in that regard or that further delays will not result. The Company expects to commence infrastructure construction during the second quarter of 1998, unless restrained by a court. See "Item 1 - Legal Proceedings" for a further discussion of pending litigation.

    Pursuant to confirmation and implementation of the Company's Recapitalization as discussed in Note 2, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development was adjusted to fair value as of September 2, 1997 (after consideration as discussed below of the October 9, 1997 Coastal Commission action). The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The Company has considered the reduction in density from a maximum of up to 2,500 homes on the Bolsa Chica mesa to no more than 1,235 homes in its determination of the Bolsa Chica project's fair value as reflected in the Company's balance sheet as of September 30, 1997. The Company has received analysis and advice from its residential real estate market consultants and advisors which indicates that the fair value to be realized by the Company from the Bolsa Chica mesa development will not be materially lessened by the reduction in developable units as compared to previous estimates, since residential land value is not exclusively driven by unit count. Rather, the following factors are also highly determinative of such value:

    (i)    the location and quality of the master planned community;
    (ii) the competitive condition of the real estate market at the time of development and sale;
    (iii)  the demand for various residential product types;
    (iv)   the product mix, segmentation and absorption rate;
    (v)    the number of acres available for development; and
    (vi)   the project development costs.

    Therefore, while there can be no assurance in this regard, the Company believes that the lower number of residential units will not materially reduce the project's fair value.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. In the event of an impairment, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996, which did not have any effect on its financial statements.

Note 7 - Debt
-------------

    SENIOR BANK DEBT

    During the first quarter of 1997, the Company utilized a portion of the proceeds from a sale of Rancho San Pasqual lots and the sale of the Bolsa Chica lowlands to fully repay the outstanding loan balance of approximately $7.1 million due to Nomura Asset Capital Corporation under a letter of credit and reimbursement agreement. Cash payments for interest on senior bank debt were approximately $.9 million and $.1 million for the nine months ended September 30, 1996 and the eight month period ended September 2, 1997, respectively.

    PROJECT DEBT

    The Company and certain of its affiliates have entered into several contracts to develop and construct commercial properties, primarily on a build-to-suit basis. To finance certain of these projects, the Company's affiliates have entered into construction loan agreements which have been guaranteed by the parent. The Company's affiliates have entered into purchase and sale agreements for the sale, upon completion of construction, of each of the build-to-suit projects with an outstanding loan balance at September 30, 1997.

    Project debt secured by commercial development projects is summarized as follows (in millions):


                                                                         DECEMBER 31, 1996                 SEPTEMBER 30, 1997
                                                                     ----------------------------    -----------------------------
                                                  MATURITY               LOAN         OUTSTANDING        LOAN         OUTSTANDING
                                                    DATE                AMOUNT           AMOUNT         AMOUNT           AMOUNT
                                                 -----------           ---------      -----------      --------       -----------
Build-to-Suit Projects
----------------------
    Distribution center                          Sold/Repaid             $  2.0        $   1.1         $    --         $   --
    Corporate headquarters                       Sold/Repaid               20.0            9.6              --             --
    Office/distribution center                   Sold/Repaid                9.9            1.8              --             --
    R&D regional headquarters                    Dec. 1998                   --             --             8.2            2.5
    Office building                              April 1998                  --             --            37.7           12.6
    Office headquarters                          Dec. 1998                   --             --             9.8            2.3
    Office campus                                Oct. 1998                   --             --            48.1           13.3
    Office headquarters                          Feb. 1999                   --             --            10.8            2.5

Speculative Projects
--------------------
    Industrial                                   May 2000                    --             --            13.1            6.4
                                                                        -------        -------         -------         ------
                                                                        $  31.9        $  12.5         $ 127.7         $ 39.6
                                                                        -------        -------         -------         ------
                                                                        -------        -------         -------         ------


    All of these construction loans bear interest at variable rates ranging from LIBOR plus 1 1/2% to LIBOR plus 2%. The Company capitalized approximately $1.7 million and $.2 million of interest costs on such construction loans for the eight month period ended September 2, 1997 and the one month period ended September 30, 1997, respectively.

    In addition, as of September 30, 1997, four development projects are owned by unconsolidated limited liability companies in which a subsidiary of the Company is the managing member. These affiliates have entered into construction loan agreements for speculative industrial projects aggregating $49.2 million, which have also been guaranteed by the parent. Under these construction loan agreements, an aggregate of $18.2 million was drawn and $31.0 million was available as of September 30, 1997.

    Subsequent to September 30, 1997, an affiliate of the Company entered into an additional construction loan agreement which has been guaranteed by the parent. The loan agreement is on similar terms to those existing as of September 30, 1997, and is financing $9.7 million for a speculative industrial project in Hayward, California.

Note 8 - Liabilities Subject to Compromise
-------------------------------------------

    Liabilities subject to compromise represent liabilities which were exchanged for equity upon completion of the Recapitalization (as discussed in Note 2) and consisted of the following as of December 31, 1996 (in millions):

    Subordinated debt:
      Senior Debentures                          $155.3
      Subordinated Debentures                      38.8
                                                 ------
        Total face amount                         194.1
    Liquidated, non-contingent claims               4.4
                                                 ------
        Subtotal                                  198.5
      Less unamortized discount                    (5.0)
      Plus accrued interest                         6.8
                                                 ------
                                                 $200.3
                                                 ------
                                                 ------

    The Debentures gave the Company the right to pay interest in-kind, in cash or, subject to certain conditions, in Class A Common Stock.
Historically, interest on the Debentures was paid in-kind.

    During the second quarter of 1997, the Company entered into mutual settlement and release agreements with the three holders of liquidated, non-contingent claims: AlliedSignal Inc. ("Allied"), The General Chemical Group Inc. ("General Chemical"), and Wolverine Tube, Inc. ("Wolverine"). These agreements provided, among other things, for the issuance of 168,000 shares, 53,760 shares and 25,200 shares of Common Stock in settlement of $3,000,000, $960,000 and $450,000 of liquidated, non-contingent claims (56 shares per $1,000) held by Allied, General Chemical and Wolverine, respectively. It is currently expected that these holders will sell all of such shares within two years following their issuance in connection with the completion of the Recapitalization. Neither Allied, General Chemical nor Wolverine was a record or beneficial owner of any shares of the Company's capital stock prior to the Recapitalization.

Note 9 - Income Taxes
---------------------

    Upon completion of the Recapitalization, the Company experienced an "ownership change" under Section 382 of the Internal Revenue Code (the
"Code") as a result of the increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchange debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company's annual use of its net operating losses ("NOLs") is generally limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate, which for September 1997 was 5.45%.

    Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business. The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $286 million as of September 2, 1997 will be reduced by approximately $81 million, resulting in remaining NOLs available of approximately $205 million. As reduced, and subject to any disallowance resulting from the proposed IRS adjustments discussed below, the Company's
NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs.

    If the Company were to experience another ownership change within two years of the September 2, 1997 effective date of the Recapitalization, as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the
Section 382 Limitation from and after the second ownership change would be zero, and thus would eliminate the availability of any remaining unused portion of the $205 million of NOLs.

    If the Company experiences or expects a successive ownership change prior to the filing of its 1997 tax return, a determination could be made to elect out of Section 382(l)(5), which would preserve some of the NOL carryovers. The election out of Section 382(l)(5) would be irrevocable and must be made by the due date (including any extensions of time) of the Company's 1997 tax return and would bind the Company without regard to whether or not subsequent ownership changes (expected or not) occur. If the Company elects out of
Section 382(l)(5) or if the requirements of such section are not met, the general rules of Section 382 would apply. However, in determining the limitation placed on the Company's annual use of its net operating losses under those general rules, Section 382(l)(6) provides that the value of the equity of the Company immediately before the ownership change would be deemed to include the increase in the value of the Company's equity resulting from any surrender or cancellation of creditors' claims due to implementation of the Recapitalization. Accordingly, assuming the Company's recent post-Recapitalization equity market value of approximately $140 million, and a recent long-term tax exempt rate of 5.45%, Section 382(l)(6) would limit the Company's utilization of its NOLs to approximately $7.6 million per year, plus any built-in gains recognized during the five year period following the ownership change. In summary, under Section 382(l)(5), the Company would have approximately $205 million of NOLs available, which the Company has estimated could be fully utilized over the next nine years (1998-2006), whereas under
Section 382(l)(6) only approximately $69 million of NOLs would be available to the Company during that time frame, due to the annual limitation described above.

    The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $132 million of available NOL carryforwards, of which none are recognized after consideration of the valuation allowance, as of September 30, 1997. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

    Cash payments for federal, state and local income taxes were approximately $.1 million for the nine months ended September 30, 1996, $.2 million for the eight month period ended September 2, 1997 and less than $.1 million for the one month period ended September 30, 1997.

Note 10 - Commitments and Contingencies
---------------------------------------

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

    In June 1997, the Company entered into an agreement with The Charter Township of Calumet (the "Township"), whereby the Company has agreed to sell approximately 160 acres of its land in Michigan to the Township in exchange for the Township obtaining an agreement from EPA to release the Company, its predecessors and affiliates from any environmental liability associated with the Torch Lake Site. There can be no assurances that the Township will be successful in obtaining such a release of the Company from EPA.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single and multi-family residential construction in Southern California; (iii) providing commercial, industrial, retail and residential development services to third parties, including feasibility studies, entitlement coordination, project planning, construction management, financing, marketing, acquisition, disposition and asset management services on a national and international basis, through its offices throughout California, and in Dallas, Phoenix, Seattle, Shanghai, China and Taipei, Taiwan; and (iv) developing commercial projects for the Company's own account. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or investors; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. While the Company intends to consider additional real estate acquisition and joint venture opportunities, its immediate strategic goal is to commence infrastructure construction on the Bolsa Chica mesa in the second quarter of 1998; however, there can be no assurance in that regard.

    The Company was over-leveraged from its December 1989 spin-off from The Henley Group, Inc., when it had $290 million of debt (including $144 million of subordinated debentures due to The Henley Group, Inc.) and $268 million of accounts payable and other liabilities against $707 million of assets and stockholders equity of $149 million, until completion of the Recapitalization on September 2, 1997. This excessive leverage was exacerbated by continual delays between 1990 and 1997 in obtaining the governmental approvals necessary to develop the Company's principal asset, the Bolsa Chica property. At the time of the 1989 spin-off from The Henley Group, Inc., the Company expected that the Bolsa Chica property would be fully entitled and under construction as early as 1991. During the last seven years, the Company has generated over $300 million in cash from asset sales. The Company has utilized the majority of the proceeds of such asset sales to repay approximately $131 million of senior debt, to pay various liabilities, and to fund project development and infrastructure costs for its principal residential development projects, including Bolsa Chica. With the California Coastal Commission's approval of modifications to the LCP for Bolsa Chica on October 9, 1997, the Company is proceeding with its plans for residential development on the Bolsa Chica mesa and expects to commence infrastructure construction in the second quarter of 1998, subject to certain contingencies as described in Note 6 of Notes to Financial Statements.

    Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets are residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Bolsa Chica to fair value (which will reduce future costs of sales) and therefore, provided that there are no further litigation delays, the Company hopes to begin generating profits from the Bolsa Chica project beginning in 1998.

    Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 30, 1997 following adoption of Fresh-Start Reporting as discussed in Note 2. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of the Southwest, and California in particular, has resulted in improvement in the real estate market, generally increasing the availability of potential purchasers for such properties and sources of financing for carrying and developing such properties. Over the past year, the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased, resulting in improving prices. However, there can be no assurance regarding the continued health of the economy and the strength and longevity of current conditions affecting the real estate market.

LIQUIDITY AND CAPITAL RESOURCES

    The principal asset in the Company's portfolio is residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company will continue to be dependent primarily on residential and commercial real estate asset sales, and cash and cash equivalents on-hand to fund project development costs for Bolsa Chica, commercial project pre-development expenditures and equity investments, as well as general and administrative expenses during the remainder of 1997. The Company is seeking new financing for development of Bolsa Chica and expects to obtain a land development and infrastructure construction loan approximating $30 million during the first quarter of 1998.

    Following completion of the sale of the Bolsa Chica lowlands in February 1997 and utilization of $7.1 million to repay senior debt, as well as other activity presented in the Statement of Cash Flows, the Company's unrestricted cash and cash equivalents aggregated $5.0 million at September 30, 1997.

    The Company has executed option agreements with homebuilders which are scheduled to purchase an aggregate of 88 remaining Phase I residential lots at Rancho San Pasqual in Escondido, California for approximately $4.3 million during the fourth quarter of 1997 and the first six months of 1998. During the first nine months of 1997, the Company completed sales of 162 residential lots at Rancho San Pasqual to homebuilders for approximately $7.1 million.

FINANCIAL CONDITION

    SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31, 1996

    The $2.9 million increase in cash and cash equivalents primarily reflects the sale of the Bolsa Chica lowlands in February 1997 for $25.0 million, partially offset by repayments of $7.1 million to Nomura, payments of certain liabilities, spending for project development costs primarily at Bolsa Chica, general and administrative expenses, and reorganization costs during the first nine months of 1997, as well as other activity presented in the Statements of Cash Flows.

    The $23.1 million increase in real estate held for development or sale primarily reflects investments in eight build-to-suit projects and one speculative industrial project aggregating approximately $61.9 million, partially offset by sales of three of the build-to-suit projects with aggregate costs of $30.3 million and costs of sales of residential lots at Rancho San Pasqual aggregating $7.0 million.

    The $91.7 million decrease in land held for development reflects the February 1997 sale of the Bolsa Chica lowlands for $25.0 million and a write-down under Fresh-Start Reporting of $72.7 million to reflect the fair value of Bolsa Chica of $130 million as of September 2, 1997. These decreases were partially offset by investments in the Bolsa Chica project during the first three quarters of 1997, including the acquisition of an adjacent 42-acre parcel.

    The $8.1 million decrease in other assets primarily reflects a Fresh-Start adjustment of $6.9 million to eliminate the value of goodwill recorded in the 1993 acquisition of the commercial development business, as well as the collection of commercial development receivables, partially offset by investments in unconsolidated commercial projects.

    The $6.4 million decrease in accounts payable and accrued liabilities primarily reflects payments to contractors on build-to-suit projects, payments of accrued expenses related to the sale of the Bolsa Chica lowlands and reorganization costs.

    The $7.1 million decrease in senior bank debt reflects the repayment of the outstanding loan balance due to Nomura Asset Capital Corporation.

    The $27.1 million increase in project debt reflects aggregate borrowings of $57.3 million on eight build-to-suit projects and one speculative industrial project, partially offset by aggregate repayments of $30.2 million of project debt upon the sales of three of the build-to-suit projects discussed above.

    The $200.3 million decrease in subordinated debentures and other liabilities subject to compromise reflects cancellation of such obligations and the issuance of common stock to the holders of such claims in accordance with the Recapitalization as further discussed in Note 2.

    The $9.8 million decrease in other liabilities primarily reflects a $5.8 million Fresh-Start adjustment to discount the carrying value of such liabilities to fair value upon completion of the Recapitalization and payments of $3.4 million in connection with the settlement of certain claims during the second quarter of 1997.

    The $139.1 million increase in stockholders' equity primarily reflects the exchange of equity for subordinated debentures and other liabilities subject to compromise discussed above, partially offset by the $57.1 million net write-down of assets and liabilities to fair value under Fresh-Start Reporting as discussed in Note 2, as well as other activity presented in the Statements of Operations.

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from quarter to quarter and year to year. In addition, the Company's completion of the Recapitalization has significantly deleveraged its capital structure. Furthermore, the restatement of assets and liabilities to reflect fair value as of September 2, 1997 under Fresh Start Reporting will reduce future cost of sales for Bolsa Chica, while increasing amortization expense related to Reorganization Value in Excess of Amounts Allocated to Net Assets and discounted liabilities.

    THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    The $29.5 million increase in asset sales revenues from $3.6 million in 1996 to $33.1 million in 1997, and the $30.3 million increase in related costs of asset sales from $2.2 million to $32.5 million primarily reflect the sales of two build-to-suit projects and a $1.5 million increase in Rancho San Pasqual lot sales, partially offset by the absence in 1997 of the 1996 sales of homes at Oceanside Hills of $1.9 million, and a decrease in Michigan residential land sales of $1.1 million.

    The $.7 million increase in revenues from commercial development operations during the third quarter of 1997 as compared with the same period of 1996 primarily reflects rental income from building operations prior to sale.

    While gross operating margins were comparable for the 1996 and 1997 third quarter periods, the margins in 1997 primarily reflect build-to-suit project sales and rental income prior to such sales, and margins in 1996 primarily reflect sales of Michigan residential land. Commercial development operations, excluding property operations, have approximated break-even despite the significant revenue growth in 1997 due to increased costs to expand the business.

    The $.7 million decrease in general and administrative expenses from the 1996 to 1997 third quarter periods primarily reflects reduced costs of liability insurance premiums and reduced overhead expense related to residential operations.

    The $1.9 million decrease in interest expense reflects the absence of interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and lower interest on senior bank debt which was repaid in February 1997.

    The $.2 million increase in other expense reflects the amortization of
(i) Reorganization Value in Excess of Amounts Allocated to Net Assets and
(ii) the discount on other liabilities for the one month period ended September 30, 1997, as well as other non-recurring activity.

    The benefit for deferred income taxes for the two month period ended September 2, 1997 has been offset by a corresponding valuation allowance.

    The $89.5 million extraordinary gain on extinguishment of debt represents the difference between the book value of subordinated debentures and other liabilities subject to compromise, which were cancelled in the Recapitalization, and the fair market value of the Company's Common Stock which was issued to the holders of such claims.

    NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

    The increase in revenues from asset sales of $17.6 million in 1996 to $66.5 million in 1997 and the increase in the related costs of sales from $14.9 million to $65.5 million primarily reflect the sale of the Bolsa Chica lowlands for $25.0 million, sales of three build-to-suit projects aggregating $34.1 million and an increase in sales of lots at Rancho San Pasqual of $.8 million in 1997, partially offset by the absence in 1997 of 1996 sales of the Eagle Crest Golf Course at Rancho San Pasqual for $6.1 million, and homes at Oceanside Hills for $2.5 million, as well as a $2.4 million decrease in sales of Michigan residential land.

    The $.7 million increase in revenues from operations during the first nine months of 1997 as compared with the same period of 1996 reflects a $1.6 million increase in revenues from commercial development operations, which was partially offset by the absence in 1997 of $.9 million of 1996 revenues from golf course operations.

    The $1.5 million decrease in gross operating margins from the 1996 to 1997 period primarily reflects a $1.9 million decrease in margins on sales of Michigan residential land, partially offset by $.6 million in margins on sales of build-to-suit projects and rental income prior to such sales in 1997. Commercial development operations, excluding property operations, have approximated break-even despite the significant revenue growth in 1997 due to increased costs to expand the business.

    The $1.6 million decrease in general and administrative expenses from the 1996 to 1997 period primarily reflects reduced costs of liability insurance premiums and reduced overhead expense related to residential operations.

    The $1.6 million decrease in interest expense reflects the absence of interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and lower interest on senior bank debt which was repaid in February 1997.

    The $2.1 million in other income, net for the nine months ended September 30, 1997 primarily reflects an aggregate of $2.9 million of nonrecurring income from the sale of a minority interest in a privately held company and gains recognized in connection with the settlement of certain claims.

    The benefit for deferred income taxes for the eight month period ended September 2, 1997 has been offset by a corresponding valuation allowance.

    The $89.5 million extraordinary gain on extinguishment of debt represents the difference between the book value of subordinated debentures and other liabilities subject to compromise, which were cancelled in the Recapitalization, and the fair market value of the Company's Common Stock which was issued to the holders of such claims.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to litigation or appeals of regulatory approvals (including appeals of the trial court decisions in the CEQA Lawsuit and the Coastal Act Lawsuit), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and the availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 and in the Company's Registration Statement on Form S-4, as amended, Registration Nos. 333-22121 and 333-29883.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
         -----------------

    See "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

    See Notes 2 and 8 of Notes to Financial Statements above and the Company's Current Reports on Form 8-K dated August 19, 1997 and September 2, 1997 regarding court confirmation of the Recapitalization and completion thereof.

     In January 1995 a lawsuit challenging the December 1994 approvals of the Orange County Board of Supervisors was filed in the Orange County Superior Court by the Bolsa Chica Land Trust, et al. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the Superior Court entered a judgment in favor of the Company. Plaintiffs have appealed the Superior Court decision and the matter is pending in the California Court of Appeal.

     In March 1996 a lawsuit was filed in the San Francisco Superior Court (and later removed to San Diego Superior Court) by the Bolsa Chica Land Trust, et al. against the California Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP was not in compliance with the Coastal Act and other statutory requirements. This lawsuit sought to set aside the approval of the Bolsa Chica project. In August 1997, the San Diego Superior Court rendered a judgment that returned the Bolsa Chica LCP to the Coastal Commission for further consideration in the context of two issues. The court's decision that the Coastal Commission reconsider the LCP was based on the court's determination (i) that development of homes in the lowlands is not in compliance with the Coastal Act, and (ii) that the filling of a 1.7 acre pond on the Bolsa Chica mesa ("Warner Pond") is not in compliance with the Coastal Act.

    With respect to the Bolsa Chica mesa, the court determined that the Coastal Commission failed to weigh and resolve a conflict in Coastal Act policies related to Warner Pond. The court's decision required the Coastal Commission to reconsider its treatment of Warner Pond. On October 9, 1997, in response to the court's decision, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum density from 2,500 homes to no more than 1,235 homes on the mesa.

    In every other respect, the court denied challenges to the Coastal Commission's approval of the plan for development of the mesa. The court specifically approved the Coastal Commission's findings with regard to (i) the relocation of raptor habitat, (ii) adequacy of a buffer between the new residential development and the lowlands, and (iii) treatment of archeological resources.

    On September 18, 1997, another Bolsa Chica landowner which owned 42 acres of lowlands filed an appeal with respect to the court's August 1997 judgment. On September 30, 1997 the Company acquired such 42 acres of lowlands and thereby gained control of the former landowner's appeal. The Company is also negotiating the potential sale of the 42 lowland acres to the State Lands Commission. On October 14, 1997 the Company received notice that opponents of the Bolsa Chica project filed an appeal with respect to the court's August 1997 judgment. The Company does not believe that the appeal will permanently prevent the Company from completing the Bolsa Chica project; however, there can be no assurance in that regard or that further delays would not result. The Company expects to commence infrastructure construction during the second quarter of 1998, unless restrained by a court.

    In October 1997, the Company entered into a mutual settlement and release agreement with Svedala Industries, Inc. ("Svedala") to settle the Svedala litigation, which is more fully described on page 137 of the Prospectus, in which Svedala filed a lawsuit naming as defendants the Company and Nichols Engineering & Research Corporation ("Nichols"), an indirect wholly owned subsidiary of the Company, as well as several other unrelated companies.

The lawsuit seeks recovery of costs of clean-up of a property in Mt. Olive, New Jersey and asserted that the clean-up costs totaled approximately $10 million. The settlement agreement remains subject to court approval and will provide the Company and its subsidiaries with a complete release of Svedala's claims for any liability arising from the facts of the lawsuit in consideration for the payment of $200,000 by the Company.

ITEM 2 - Changes in Securities and Use of Proceeds
         -----------------------------------------

         Incorporated by reference to (i) the Registrant's Registration Statement on Form S-4, as amended, Registration Nos. 333-22121 and 333-29883; (ii) Current Report on Form 8-K dated August 19, 1997; and (iii) Current Report on Form 8-K dated September 2, 1997. See also, "Notes to Financial Statements -- Note 2 - Recapitalization" in Part I of this report.

ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits:


         27.1  Financial Data Schedule.

   (b)   Reports on Form 8-K:

         Current Report on Form 8-K dated August 19, 1997 announcing court confirmation of the Registrant's Recapitalization and attaching a press release issued August 19, 1997 regarding such confirmation.

         Current Report on Form 8-K dated September 2, 1997 attaching a press release regarding the completion of the Registrant's Recapitalization and issuance of new common stock.

         Current Report on Form 8-K dated October 9, 1997 attaching a press release announcing the approval of a modified Local Coastal Program for the Registrant's Bolsa Chica property by the California Coastal Commission and noting that the Registrant was notified that opponents of the Bolsa Chica project filed an appeal of the August 1997 San Diego Superior Court judgment.

                                     SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KOLL REAL ESTATE GROUP, INC.


Date  November 13, 1997               /s/   Raymond J. Pacini
      -----------------               ----------------------------------
                                      RAYMOND J. PACINI
                                      Executive Vice President and
                                      Chief Financial Officer