Form 10-K405
period 1997-12-31
KOLL REAL ESTATE GROUP INC
filed 1998-03-31
CIK 840216

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-17189

                          KOLL REAL ESTATE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             02-0426634
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

           4343 VON KARMAN AVENUE                         92660
         NEWPORT BEACH, CALIFORNIA                     (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 833-3030
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES /X/ NO / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was $111,944,017.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /X/ NO / /

    The number of shares of Common Stock outstanding as of March 2, 1998, including the shares to be delivered to former debenture holders upon surrender of their debenture certificates, was 11,906,378.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. On March 30, 1998, the Company executed an agreement to sell its commercial development business as further described in Note 4 to the Company's Financial Statements included in this Annual Report. The transaction is scheduled to close, subject to various conditions, on April 30, 1998 unless extended by agreement of the parties. The Company's immediate strategic goals are to (i) successfully appeal the February 20, 1998 court decision which ordered a third hearing before the California Coastal Commission (the "Coastal Commission") to approve the Warner Mesa (formerly known as the Bolsa Chica mesa) project; (ii) complete the permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company's executive offices are located at 4343 Von Karman Avenue, Newport Beach, California 92660 (telephone: (714) 833-3030).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    WARNER MESA. The Warner Mesa property is the principal property in the Company's portfolio, located within the land area collectively known as Bolsa Chica. Warner Mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Following the Company's February 1997 sale of its approximately 880-acre Bolsa Chica lowlands property to the State of California, as described below, and the September 1997 acquisition of 40 acres of lowlands, the Company owns approximately 340 acres of the 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include approximately 200 acres to be developed on the Warner Mesa, approximately 100 acres on, or adjacent to, the Huntington mesa and approximately 40 acres of lowlands which were acquired in September 1997. Warner Mesa is bordered on the north and east by residential development, to the south by open space and the Bolsa Chica lowlands, and to the west by the Pacific Coast Highway, the Bolsa Chica State Beach, and the Pacific Ocean.

    The planned community at Warner Mesa is expected to offer a broad mix of home choices, including primarily single-family homes, as well as townhomes, at a wide range of prices. A Local Coastal Program ("LCP") for development of up to 3,300 homes (up to 2,500 on Warner Mesa and up to 900 on the Bolsa Chica lowlands, which were subsequently sold as discussed below) was approved by the Orange County Board of Supervisors in December 1994 and by the Coastal Commission in January 1996.

    A lawsuit (the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the court entered a judgment in favor of the Company. Plaintiffs in the CEQA Lawsuit have appealed the court's decision and the appeal is pending.

    In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") and development of any homes in the Bolsa Chica lowlands. On October 9, 1997, in response to the court's decision, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum density from 2,500 homes to no more than 1,235 homes on Warner Mesa. On November 18, 1997 and February 3, 1998, the Orange County Board of Supervisors approved the Coastal Commission's suggested modifications.

    On February 20, 1998, the court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and ordered the Coastal Commission to hold a third hearing on the LCP. The Company intends to appeal the court's latest decision, as well as pursue all other available legal and administrative options. The court's ruling will delay the previously planned start of infrastructure construction beyond December 31, 1998; however, the Company is unable to predict the length of such delay at this time. The Company does not believe that the recent court decision will permanently prevent the Company from completing the Warner Mesa project; however, there can be no assurance in that regard or that further delays will not result. See "Item 3 - Legal Proceedings" for a further discussion of pending litigation.

    On February 14, 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach. A reserve of $1.5 million was included in the Company's Balance Sheet as of December 31, 1996, with respect to potential costs payable by the Company under agreements negotiated with the State Lands Commission and certain oil field operators regarding environmental clean-up at the Bolsa Chica lowlands. See Note 5 to the Company's Financial Statements included in this Annual Report. In connection with the sale of the Bolsa Chica lowlands, the Company paid $833,333 of these costs at closing, leaving a reserve balance of $700,000 on its balance sheet as of December 31, 1997 for potential additional clean-up costs.

    Upon completion of the recapitalization of the Company on September 2, 1997, as discussed in Note 3 to the Company's Financial Statements included in this Annual Report, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value as of September 2, 1997, after consideration of the October 9, 1997 Coastal Commission action discussed above. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The Company has considered the reduction in density from a maximum of up to 2,500 homes on the Warner Mesa to no more than 1,235 homes in its determination of the Warner Mesa project's fair value as of September 2, 1997 and as reflected in the Company's balance sheet as of December 31, 1997. The Company has received analysis and advice from its residential real estate market consultants and advisors which indicates that the fair value to be realized by the Company from the Warner Mesa development should not be materially lessened by the reduction in developable units as compared to previous estimates, since residential land value is not exclusively driven by unit count. Rather, the following factors are also highly determinative of such value:

    (i) the location and quality of the master planned community;

    (ii) the competitive condition of the real estate market at the time of development and sale;

   (iii) the demand for various residential product types;

    (iv) the product mix, segmentation and absorption rate;

    (v) the number of acres available for development; and

    (vi) the project development costs.

    The Company believes that the lower number of residential units will not materially reduce the Warner Mesa project's fair value; however, there can be no assurance in this regard.

    RANCHO SAN PASQUAL (FORMERLY EAGLE CREST). In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course which the Company operated from May 1993 to June 1996. The Company sold its Eagle Crest Golf Course at Rancho San Pasqual in June 1996, to a nationally recognized owner/operator of high-end daily fee golf courses and private country clubs for $6.1 million. Infrastructure construction was partially financed in 1995 and 1996 by a major financial institution which provided a total of $10 million in construction loans for the project. During the years ended 1996 and 1997, the Company sold 218 and 215 residential lots, respectively, at Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $10.1 million and $9.8 million, respectively. The remaining 35 phase I residential lots are scheduled to be sold in April 1998 to a homebuilder for approximately $1.6 million. The Company is evaluating its alternatives with respect to the 112 lots remaining in phase II and expects to either build such homes or sell these lots to another homebuilder.

    FAIRBANKS HIGHLANDS. This property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. The approved vesting tentative map includes 93 single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property. Under the terms of the joint venture agreement, the Company contributed its land to the venture at market value of $7.6 million in exchange for an initial cash payment of $4 million, a preferred return on its $3.6 million capital contribution and a continuing partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and expects to build all of the homes at the site. Infrastructure construction is scheduled to begin in mid-1998, homebuilding in October 1998 and home sales are expected to commence in February 1999.

    ALISO VIEJO. Through a subsidiary, the Company owns a 49% general partnership interest in a 230-acre project, planned for approximately 1,200 single-family residential units in southern Orange County. The property is well located, within close proximity to transportation infrastructure, employment centers and other attractions, including the Orange County (John Wayne) Airport (approximately 15 miles), the San Joaquin Hills Transportation Corridor (a quarter mile) and Laguna Beach (approximately 10 minutes). Homes are now offered for sale at all twelve planned communities, and a total of 665 homes have been sold and 189 homes were in escrow as of March 2, 1998. However, due to a significant shortfall in sales during 1995 (following the Orange County bankruptcy) versus forecast, the highly leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and established a reserve in 1995 as discussed in Note 4 to the Company's Financial Statements included in this Annual Report.

    OTHER PROPERTIES. The Company owns land zoned for commercial/industrial use in Signal Hill, California, and resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions.

    PROPERTY DISPOSITIONS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1995, 1996 and 1997.

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

    As more fully described above, in October 1997, the Coastal Commission approved Orange County's residential development plan for Warner Mesa with suggested modifications, in response to an August 1997 trial court order in connection with the Coastal Act Lawsuit. As further described above, in February 1998, the trial court decided that the Coastal Commission should hold a third hearing on the LCP. Therefore, the approval process for the Warner Mesa property remains subject to the litigation described above, and there can be no assurance that further delays will not result.

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

    CORPORATE INDEMNIFICATION MATTERS. The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. See Notes to the Company's Financial Statements included in this Annual Report. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of AlliedSignal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, AlliedSignal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of $6.2 million. EPA estimates that it has spent approximately $3.9 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP would pay between $2.6 and $3.3 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has determined to vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

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

    EMPLOYEES. As of March 2, 1998 the Company and its subsidiaries had approximately 172 employees, approximately 89 of which are engaged in the commercial development business which is scheduled to be sold as discussed in
Note 4 to the Company's Financial Statements included in this Annual Report.

    YEAR 2000 COMPLIANCE. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

    In 1998, the Company will initiate a conversion from existing accounting software to programs that are Year 2000 compliant. Management believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company will also conduct formal communications with all of its significant suppliers to determine the extent to which those third parties' failure to remediate their own Year 2000 issue may pose problems for the Company. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project will be expensed as incurred and is not expected to have a material effect on the Company's results of operations.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information as well as certain information set forth in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including appeals of the trial court decisions in the CEQA Lawsuit and the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Mr. Donald M. Koll is also an executive officer of The Koll Company ("Koll") and its affiliates. Accordingly, Mr. Koll devotes less than all of his working time to the businesses of the Company. Set forth below is information with respect to each executive officer.

NAME AND TITLE                                       AGE*      BUSINESS EXPERIENCE
------------------------------------------------     -----     --------------------------------------------------------
Donald M. Koll                                            64   Chairman of the Board of the Company since March 1993
  Chairman of the Board and Chief Executive                    and Chief Executive Officer since October 1996. Managing
  Officer                                                      Director - President and Director of the Company since
                                                               prior to 1993. Chairman of the Board and Chief Executive
                                                               Officer of Koll (general contracting and international
                                                               real estate development since prior to 1993) and a
                                                               director of CB Commercial Real Estate Services Group,
                                                               Inc. ("CB") which acquired Koll Management Services,
                                                               Inc., also known as Koll Real Estate Services ("KRES")
                                                               (real estate management), in August 1997. Also a
                                                               Director of Fidelity National Financial, Inc. since
                                                               March 1995.

Richard M. Ortwein                                        56   President of the Company since October 1993. President
  President                                                    of the Southern California Division of Koll and
                                                               Executive Vice President of KRES prior to 1993. Director
                                                               of KRES from prior to 1993 to March 1994.

Raymond J. Pacini                                         42   Executive Vice President and Secretary of the Company
  Executive Vice President,                                    since 1993. Chief Financial Officer and Treasurer of the
  Chief Financial Officer,                                     Company since prior to 1993. Executive Vice President
  Treasurer and Secretary                                      and Chief Financial Officer of KRES from March to
                                                               November 1993.

Sandra G. Sciutto                                         37   Senior Vice President of the Company since February 1996
  Senior Vice President and                                    and Controller of the Company since March 1993. Group
  Controller                                                   Controller of KRES from prior to 1993 until October
                                                               1993.

------------------------

* As of March 2, 1998

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

PROPERTY                           LOCATION                       ACRES     PRESENT OR PLANNED USE
---------------------------------  --------------------------  -----------  --------------------------------------
Newport Beach*                     Newport Beach, CA                   --   Headquarters

Warner Mesa and other holdings at  Huntington Beach, CA               340   Oceanfront residential community
  Bolsa Chica

Rancho San Pasqual                 Escondido, CA                      475   Residential community

Fairbanks Highlands**              San Diego, CA                      390   Residential community

Aliso Viejo**                      Aliso Viejo, CA                     60   Residential community

Michigan Land                      Upper Peninsula, MI                450   Resort/residential lots

Signal Hill                        Signal Hill, CA                      2   Industrial land

------------------------

 * Leased
** Minority interest in partnership or limited liability company

ITEM 3. LEGAL PROCEEDINGS

    In January 1995, the CEQA Lawsuit challenging the December 1994 approvals of the Orange County Board of Supervisors was filed in the Orange County Superior Court by the Bolsa Chica Land Trust, et al. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the Superior Court entered a judgment in favor of the Company. Plaintiffs have appealed the Superior Court decision and the matter is pending in the California Court of Appeal.

    In March 1996, the Coastal Act Lawsuit was filed in the San Francisco County Superior Court (and later removed to San Diego Superior Court) by the Bolsa Chica Land Trust, et al. against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP in January 1996 was not in compliance with the Coastal Act and other statutory requirements. The Coastal Act Lawsuit sought to set aside the approval of the Warner Mesa project. In August 1997, the San Diego Superior Court rendered a judgment that returned the LCP to the Coastal Commission for further consideration in the context of two issues. The court's decision that the Coastal Commission reconsider the LCP was based on the court's determination (i) that development of homes in the lowlands is not in compliance with the Coastal Act, and (ii) that the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") is not in compliance with the Coastal Act. With respect to the Warner Mesa, the court determined in August 1997 that the Coastal Commission failed to weigh and resolve a conflict in Coastal Act policies related to the proposed filling of Warner Pond. The court's August 1997 decision required the Coastal Commission to reconsider its treatment of Warner Pond. In every other respect, the court denied challenges to the Coastal Commission's approval of the LCP for development of the mesa. The court specifically approved the Coastal Commission's findings with regard to (i) the relocation of raptor habitat, (ii) the adequacy of a buffer between the new residential development and the lowlands, and (iii) treatment of archeological resources. On October 9, 1997, in response to the court's decision, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum density from 2,500 homes to no more than 1,235 homes on the mesa. On November 18, 1997 and February 3, 1998, the Orange County Board of Supervisors accepted the Coastal Commission's suggested modifications without change.

    On February 20, 1998, the court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and ordered the Coastal Commission to hold a third hearing on the LCP. The Company intends to appeal the court's latest decision, as well as pursue all other available legal and administrative options. The court's ruling will delay the previously planned start of infrastructure construction beyond December 31, 1998; however, the

Company is unable to predict the length of such delay at this time. The Company does not believe that the recent court decision will permanently prevent the Company from completing the Warner Mesa project; however, there can be no assurance in that regard or that further delays will not result.

    In October 1997, the Company entered into a mutual settlement and release agreement with Svedala Industries, Inc. ("Svedala") to settle the Svedala litigation, in which Svedala filed a lawsuit naming as defendants the Company and Nichols Engineering & Research Corporation ("Nichols"), an indirect wholly-owned subsidiary of the Company, as well as several other unrelated companies. The settlement agreement remains subject to court approval and will provide the Company and its subsidiaries with a complete release of Svedala's claims for any liability arising from the facts of the lawsuit in consideration for the payment of $200,000 by the Company. The lawsuit was filed on March 31, 1994, in New Jersey Superior Court in Morris County, New Jersey. Svedala filed a Second Amended Complaint on August 16, 1994. The lawsuit seeks recovery of costs of clean-up of a property in Mt. Olive, New Jersey and asserted that the clean-up costs totaled approximately $10 million. The lawsuit alleges that Nichols, which is a wholly-owned subsidiary of New Henley Holdings Inc., which is a direct wholly-owned subsidiary of the Company, is responsible, in whole or in part, for contaminating the property with hazardous substances during Nichols' operations there from the 1940's to the 1970's. Nichols has not engaged in business operations since approximately 1983. New Henley Holdings Inc. acquired the stock of Nichols in 1989, after Nichols was no longer operational. On February 9, 1995, Nichols filed for Chapter 7 bankruptcy protection. On July 19, 1995, the Nichols' bankruptcy plan was approved and the case was closed. On or about October 11, 1995, Svedala served a Third Amended Complaint on New Henley Holdings Inc. and The Henley Group, Inc., which was the parent company of New Henley Holdings Inc. and was a direct wholly-owned subsidiary of the Company, alleging that they are liable for the purported acts of Nichols that allegedly resulted in whole or in part, in Svedala's cleanup costs. In April 1997, The Henley Group, Inc. was merged into the Company. Neither the Company, The Henley Group, Inc. nor New Henley Holdings Inc. (collectively, "Henley") has been ordered by any federal, state or local agency to undertake any remediation at the Property. On December 15, 1995, Henley moved to dismiss Svedala's action for lack of jurisdiction and on the basis that Henley is not liable as a successor for Nichols' liability. The Superior Court denied the motion without prejudice and ordered discovery on these defenses. Attorneys for both Svedala and the Company have agreed to suspend discovery pending action by the court on the proposed bar order required under the settlement agreement.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, commenced a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, naming, among others, the Company and WT/ HRC Corporation, a direct subsidiary of the Company, as defendants in a complaint for declaratory relief and breach of contract and indemnification. The complaint alleges that WT/HRC owes Whiting a defense and indemnity for several hundred asbestos cases pending in several states, as well as for similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. All claims against the Company were dismissed in early 1998, and WT/HRC is now the only named defendant. The lawsuit is based on a 1983 Asset Purchase Agreement in which the seller, Whiting-Illinois (now named WT/HRC), sold assets and the business of its "Whiting Engineered Products Group" to plaintiff's predecessor in interest. Whiting contends that the seller agreed in the Asset Purchase Agreement to indemnify Whiting for personal injury, sickness, death or property damages claims which arise from occurrences predating the closing date (December 30, 1983). The Company has denied the allegations in the complaint and has vigorously defended the action. At present, no claims are asserted against the Company itself; instead, the only remaining claims are directed against its subsidiary, WT/HRC.

    On July 14, 1995, the Grandview/Crest Homeowners Association, representing owners of 341 condominium units, filed a lawsuit in the Orange County Superior Court naming as defendants Lake Forest Properties, Signal Landmark, Inc., now known as Signal Landmark ("Signal"), and Onyx Land Company, as well as various unaffiliated defendants (the "Grandview Lawsuit"). Lake Forest Properties was a California joint venture which was the developer of the subject 341-unit condominium project. Lake Forest

Properties had two joint venture partners, Signal, an indirect subsidiary of the Company, and Onyx Land Company which was a wholly-owned subsidiary of Signal, which was dissolved and its assets transferred to Signal on December 31, 1988. Lake Forest Properties also was dissolved effective December 31, 1988. The original complaint for construction defects alleges warranty, liability, negligence and breaches of covenants, conditions and restrictions, and of fiduciary duties. On June 25, 1996, the Plaintiff filed a First Amended Complaint alleging that structural distress, life-safety hazards, and extensive water intrusion have resulted from the alleged defects in construction estimated in September 1997 at a preliminary cost of approximately $20.4 million. On March 23, 1998 the Company entered into a mutual settlement agreement with the plaintiff as well as with the Company's insurance carriers which have responsibility for the claims. The Company and its insurance carriers have agreed that the insurance carriers will bear primary responsibility for the $4.6 million settlement and related legal and other costs of defense, subject to the Company's approximately $.6 million contribution for deductibles, which does not exceed previously established reserves in the Company's balance sheet.

    On September 12, 1996, plaintiffs Edward and Helen Law, et al. filed a class action complaint in San Diego Superior Court for breach of warranties, strict liability, negligence, breach of contract, products liability, intentional misrepresentation, fraud and deceit, and negligent representation against Signal, and a former subsidiary of Signal, for damages allegedly arising out of construction deficiencies at the plaintiffs' homes in Coronado, California (the "Coronado Lawsuit"). On May 7, 1997, plaintiffs Edward and Helen Law, et al., filed a first amended complaint against Signal and its former subsidiary for the same causes of action. On September 17, 1997, plaintiffs filed a second amended complaint for construction deficiencies in the names of 126 of the homeowners in Coronado, California, as well as the Homeowners Association. On March 3, 1998 the plaintiffs asserted a claim of $13.0 million. The Company is vigorously contesting this lawsuit and is holding discussions with its insurance carriers with responsibility for the claims. The Company expects its insurance carriers to bear primary responsibility for such claims, subject to deductibles; however, there can be no assurances in that regard. The Company believes that any liability not covered by insurance for the Coronado Lawsuit will not exceed previously established reserves with respect to such uninsured liability which is reflected in the Company's balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following tables set forth information with respect to bid quotations for the Common Stock of the Company for the periods indicated as reported by NASDAQ. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The new Common Stock began trading on September 2, 1997 concurrent with the Recapitalization and the one for one hundred (1:100) reverse stock split. Accordingly, prices for the old common shares have been restated to reflect the 1:100 reverse stock split.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
First Quarter..............................................................  $   18.75  $   12.50
Second Quarter.............................................................  $   18.75  $    9.38
Third Quarter..............................................................  $   14.00  $    9.38
Fourth Quarter.............................................................  $   12.50  $   11.50

1996
First Quarter..............................................................  $   53.13  $   25.00
Second Quarter.............................................................  $   31.25  $   15.63
Third Quarter..............................................................  $   25.00  $   15.63
Fourth Quarter.............................................................  $   25.06  $   12.50

1995
First Quarter..............................................................  $   50.00  $   34.40
Second Quarter.............................................................  $   46.90  $   31.30
Third Quarter..............................................................  $   59.40  $   34.40
Fourth Quarter.............................................................  $   46.90  $   25.00

    The number of holders of record of the Company's Common Stock as of December 31, 1997 was approximately 12,000. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data with respect to the Company and its subsidiaries are set forth on pages F-1 to F-2 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page F-3 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

    Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                                                     PAGE
                                                                                                   ---------
Selected Financial Data..........................................................................        F-1
Management's Discussion and Analysis of Financial Condition and Results of Operations............        F-3
Independent Auditors' Report.....................................................................        F-9
Balance Sheets as of December 31, 1996 and 1997..................................................       F-10
Statements of Operations for the Years Ended December 31, 1995, 1996, the
 Eight-Month Period Ended September 2, 1997 and the Four-Month Period ended December 31, 1997....       F-11
Statements of Cash Flows for the Years Ended December 31, 1995, 1996, the
 Eight-Month Period Ended September 2, 1997 and the Four-Month Period ended December 31, 1997....       F-12
Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 1997........       F-13
Notes to Financial Statements....................................................................       F-14

(2) Financial Statement Schedules:

    All schedules have been omitted since they are not applicable, not required, or the information is included in the financial statements or notes thereto.

(3) Listing of Exhibits:

    3.01   Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.02 to the Registrant's Post-Effective Amendment No. 4 to Form S-4,
           Registration Statement No. 333-29883, filed August 28, 1997.

    3.02   Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the
           Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No.
           333-29883, filed August 28, 1997.

    4.01   Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.02 to the Registrant's Post-Effective Amendment No. 4 to Form S-4,
           Registration Statement No. 333-29883, filed August 28, 1997.

    4.02   Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the
           Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No.
           333-29883, filed August 28, 1997.

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

   10.08   Restated Environmental Matters Agreement dated as of July 28, 1989, among a predecessor to the Registrant, AlliedSignal, New Hampshire Oak, Fisher Scientific
           Group Inc. ("Fisher Group") and the Registrant, incorporated by reference to
           Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 as amended by the Assignment, Assumption and Indemnification
           Agreement dated as of December 21, 1989, among the Registrant, Henley Group, New
           Hampshire Oak, Fisher Group, WTI and AlliedSignal, incorporated by reference to
           Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for 1989.

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

   10.10   Tax Sharing Agreement dated as of June 10, 1992, between Henley Group and Abex
           Inc., incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for 1992.

   10.11   Financing and Accounting Services Agreement dated as of September 30, 1993 between the Registrant and The Koll Company, incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for 1993.

   10.12   Management Information Systems and Human Resources Services Agreement dated as of
           September 30, 1993 between the Registrant and Koll Management Services, Inc., incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on
           Form 10-K for 1993.

   10.13   License Agreement dated September 30, 1993 between the Registrant, The Koll Company and Mr. Donald M. Koll, incorporated by reference to Exhibit 10.3 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

   10.13A  Amendment No. 1 to the License Agreement, incorporated by reference to Exhibit
           10.19A to Amendment No. 2 to the Form S-4 Registration Statement, Registration No.
           333-22121, filed April 29, 1997.

   10.14   Asset Purchase Agreement ("Asset Agreement") dated as of September 30, 1993 between the Registrant and The Koll Company, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1993.

   10.14A  Amendment No. 1 to the Asset Agreement dated as of December 20, 1993, incorporated by reference to Exhibit 10.18A to the Registrant's Annual Report on Form 10-K for
           1993.

   10.14B  Amendment No. 2 to the Asset Agreement, incorporated by reference to Exhibit 10.20B to Amendment No. 2 to the Form S-4 Registration Statement, Registration No.
           333-22121, filed April 29, 1997.

   10.15   Sublease Agreement dated September 30, 1993 between the Registrant and the Koll
           Company, incorporated by reference to Exhibit 10.24 to the Registrant's Annual
           Report on Form 10-K for 1993.

   10.16   Netting Agreement dated as of October 1, 1993 between a subsidiary of the
           Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed therewith, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1994.

   10.17   Agreement of Limited Partnership dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed therewith, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1994.

   10.18   Agreement Respecting Vesting of Rights dated as of October 1, 1993 between a subsidiary of the Registrant and an executive officer of the Registrant, together with a schedule identifying five (5) substantially identical documents not filed therewith, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1994.

   10.19   Koll Asia Pacific Development Services Amended and Restated Pacific Rim Joint
           Business Opportunity Agreement, dated as of May 24, 1996, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1996.

   10.20   Bargain Purchase and Sale Agreement and Escrow Instructions dated as of February
           14, 1997 between a subsidiary of the Registrant and the State of California, acting by and through the State Lands Commission, incorporated by reference to Exhibit
           10.26 to Registrant's Annual Report on Form 10-K for 1996.

   10.21   Employment Agreement between the Registrant and Mr. Donald M. Koll, incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Form S-4 Registration
           Statement, Registration No. 333-22121, filed April 29, 1997.

   10.22   Employment Agreement between the Registrant and Mr. Richard M. Ortwein, incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Form S-4
           Registration Statement, Registration No. 333-22121, filed April 29, 1997.

   10.23   Employment Agreement between the Registrant and Mr. Raymond J. Pacini, incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Form S-4 Registration
           Statement, Registration No. 333-22121, filed April 29, 1997.

   10.24   Consulting Agreement between the Registrant and Mr. Ray Wirta, incorporated by reference to Exhibit 10.31 to Amendment No. 2 to Form S-4 Registration Statement,
           Registration No. 333-22121, filed April 29, 1997.

   10.25   KREG Operating Co. Stock Purchase Agreement dated as of March 30, 1998 between the
           Registrant and Koll Development Company LLC and certain affiliates.*

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

Date: March 30, 1998

KOLL REAL ESTATE GROUP, INC.

By         /s/ RAYMOND J. PACINI
           -----------------------------------------
           Raymond J. Pacini
           EXECUTIVE VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             NAME                           TITLE                    DATE
------------------------------  ------------------------------  ---------------

                                Chairman of the Board and
      /s/ DONALD M. KOLL          Chief Executive Officer
------------------------------    (Principal Executive          March 30, 1998
        Donald M. Koll            Officer)

                                Executive Vice President and
    /s/ RAYMOND J. PACINI         Chief Financial Officer
------------------------------    (Principal Financial and      March 30, 1998
      Raymond J. Pacini           Accounting Officer)

  /s/ PHILIP R. BURNAMAN II
------------------------------  Director                        March 30, 1998
    Philip R. Burnaman II

     /s/ JAMES J. GAFFNEY
------------------------------  Director                        March 30, 1998
       James J. Gaffney

    /s/ ROBERT J. GAGALIS
------------------------------  Director                        March 30, 1998
      Robert J. Gagalis

   /s/ THOMAS W. SABIN, JR.
------------------------------  Director                        March 30, 1998
     Thomas W. Sabin, Jr.

     /s/ J. THOMAS TALBOT
------------------------------  Director                        March 30, 1998
       J. Thomas Talbot

     /s/ MARCO F. VITULLI
------------------------------  Director                        March 30, 1998
       Marco F. Vitulli

     /s/ JOHN WICKSER II
------------------------------  Director                        March 30, 1998
       John Wickser II

        /s/ RAY WIRTA
------------------------------  Director                        March 30, 1998
          Ray Wirta

      /s/ PAUL M. ZELLER
------------------------------  Director                        March 30, 1998
        Paul M. Zeller

                          KOLL REAL ESTATE GROUP, INC.
                            SELECTED FINANCIAL DATA

    Set forth below is selected financial data of the Company and its consolidated subsidiaries, which has been reclassified for prior periods to present the commercial development business as discontinued operations (see Note 4 to the Company's Financial Statements). On September 2, 1997, the Company completed a recapitalization under chapter 11 of the bankruptcy code (see Note 3 to the Company's Financial Statements). The following information should be read in conjunction with the financial statements beginning on page F-10 of this Form 10-K.

                                                                    PREDECESSOR CO.                       SUCCESSOR CO.
                                               ---------------------------------------------------------  -------------
                                                                                            EIGHT-MONTH    FOUR-MONTH
                                                                                              PERIOD         PERIOD
                                                        YEARS ENDED DECEMBER 31,               ENDED          ENDED
                                               ------------------------------------------  SEPTEMBER 2,   DECEMBER 31,
                                                 1993       1994       1995       1996         1997          1997(H)
                                               ---------  ---------  ---------  ---------  -------------  -------------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investments(a)...........................  $    43.5  $    13.0  $     4.8  $     2.1                   $     7.2
  Total assets(a)............................      435.6      413.3      276.1      256.6                       173.3
  Bank debt(b)...............................        7.0         --       16.6        8.2                          --
  Subordinated debentures and other
    liabilities subject to compromise(b).....      139.3      157.3      177.6      200.3                          --
  Total stockholders' equity(c)..............  $   163.5  $   145.5  $    29.6  $     1.1                   $   140.1
  Weighted average shares outstanding at end
    of period(g).............................        N/A        N/A        N/A        N/A          N/A           11.9
  Book value per common share-- basic(g).....        N/A        N/A        N/A        N/A          N/A      $   11.77
STATEMENT OF OPERATIONS DATA:
  Revenues(d),(e)............................  $    15.2  $    15.5  $    26.5  $    34.5    $    33.9            4.3
  Loss from continuing operations(c),(f).....      (19.8)     (17.5)    (116.0)     (29.3)       (85.5)          (1.3)
  Net income (loss)(f).......................       14.3      (18.0)    (116.9)     (28.9)         9.6            (.5)
PER COMMON SHARE--BASIC AND DILUTED:
  Loss from continuing operations(g).........        N/A        N/A        N/A        N/A          N/A      $    (.11)
  Net loss(g)................................        N/A        N/A        N/A        N/A          N/A      $    (.04)
WEIGHTED AVERAGE SHARES OUTSTANDING(G)               N/A        N/A        N/A        N/A          N/A           11.9

------------------------

(a) The decrease in total assets and cash, cash equivalents and short-term investments at December 31, 1994 is primarily attributable to the funding of project development costs and general and administrative expenses, as well as funds deposited into a restricted cash account to secure a $25 million letter of credit facility related to litigation with former affiliates regarding tax sharing agreements. The decreases in cash, cash equivalents and short-term investments at December 31, 1995 and 1996 are primarily attributable to the funding of project development and infrastructure costs and general and administrative expenses, partially offset by sales of real estate held for development or sale. The decrease in total assets at December 31, 1995 is primarily due to the asset revaluation of the Bolsa Chica lowlands and Warner Mesa properties (see Note 5 to the Company's Financial Statements) and the decrease in cash described above. The increase in cash, cash equivalents and short-term investments at December 31, 1997 primarily reflects the February 1997 sale of the Bolsa Chica lowlands partially offset by repayments of bank debt and other 1997 costs. The decrease in total assets at December 31, 1997 primarily reflects Fresh-Start Reporting adjustments recorded in connection with the Recapitalization on September 2, 1997 (see Note 3 to the Company's Financial Statements).

(b) The increase in bank debt at December 31, 1995 reflects borrowings under credit agreements to settle litigation with former affiliates regarding tax sharing agreements and construct infrastructure improvements at Rancho San Pasqual. The decrease in bank debt at December 31, 1996 reflects principal repayments in excess of borrowings for construction of infrastructure improvements at Rancho San Pasqual partially offset by borrowings from a bank for a Signal Landmark build-to-suit project. The decrease in bank debt at December 31, 1997 reflects the repayment of the outstanding loan balances in the first quarter of 1997. The decrease in subordinated debentures and other liabilities subject to compromise reflects the Recapitalization on September 2, 1997.

(c) The decrease in equity at December 31, 1995 reflects the net loss for the year then ended, including the asset revaluation of the Bolsa Chica lowlands and Warner Mesa properties. The decrease in equity at December 31, 1996 reflects the net loss for the year then ended, primarily due to interest expense on the subordinated debentures. The increase in equity at December 31, 1997 reflects the issuance of new Common Stock in exchange for the subordinated debentures and other liabilities subject to compromise upon completion of the Recapitalization, partially offset by Fresh-Start Reporting adjustments.

(d) The increase in 1995 revenues is due to an increase in land sales and residential and marina sales at Wentworth By The Sea. The increase in 1996 revenues reflects the sale of residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, the formation of the Fairbanks Highlands joint venture and the sale of resort/residential lots in Michigan. The increase in 1997 revenues primarily reflects the sale of the Bolsa Chica lowlands, partially offset by the absence of the Eagle Crest Golf course sale and the formation of the Fairbanks Highlands joint venture.

(e) Amounts have been reclassified to present the commercial development business as discontinued operations (see Note 4 to the Company's Financial Statements). Amounts for 1993 have also been reclassified to present Lake Superior and Deltec as discontinued operations.

(f) The loss from continuing operations and net loss for the year ended December 31, 1995 reflect approximately $121.1 million of charges related to write-downs of real estate properties, including the Bolsa Chica lowlands and Warner Mesa properties. The loss from continuing operations and net loss for the year ended December 31, 1996 are primarily the result of non-cash interest charged on the subordinated debentures. The net income for the year ended December 31, 1993 reflects an extraordinary gain on extinguishment of debt. The net income for the eight-month period ended September 2, 1997 reflects the extraordinary gain on extinguishment of debt as a result of the Recapitalization, partially offset primarily by Fresh-Start Reporting adjustments, Reorganization costs and non-cash interest charged on the subordinated debentures.

(g) The new Common Stock began trading on September 2, 1997 concurrent with the Recapitalization and the one for one hundred (1:100) reverse stock split. Accordingly, per share information for the old common shares is not shown as it would not be comparable.

(h) See page F-4 for the pro forma impact of the pending sale of the commercial development business, which is further described in Note 4 to the Company's Financial Statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. On March 30, 1998, the Company executed an agreement to sell its commercial development business as further described in Note 4 to the Company's Financial Statements. The transaction is scheduled to close, subject to various conditions, on April 30, 1998 unless extended by agreement of the parties, and accordingly the Financial Statements have been reclassified to present the commercial development business as discontinued operations. The Company's immediate strategic goals are to (i) successfully appeal the February 20, 1998 court decision which ordered a third hearing before the California Coastal Commission (the "Coastal Commission") to approve the Warner Mesa (formerly known as the Bolsa Chica mesa) project; (ii) complete the permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company was over-leveraged from its December 1989 spin-off from The Henley Group, Inc., when it had $290 million of debt (including $144 million of subordinated debentures due to The Henley Group, Inc.) and $268 million of accounts payable and other liabilities against $707 million of assets and stockholders equity of $149 million, until completion of the Recapitalization on September 2, 1997. This excessive leverage was exacerbated by continual delays between 1990 and 1997 in obtaining the governmental approvals necessary to develop the Company's principal asset, the Warner Mesa property. At the time of the 1989 spin-off from The Henley Group, Inc., the Company expected that the Warner Mesa property would be fully entitled and under construction as early as 1991. During the last seven years, the Company has generated over $300 million in cash from asset sales. The Company has utilized the majority of the proceeds of such asset sales to repay approximately $131 million of senior debt, to pay various liabilities, and to fund project development and infrastructure costs for its principal residential development projects, including Warner Mesa. With the February 1998 court decision which ordered a third hearing before the Coastal Commission to approve the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. Furthermore, due to the uncertainties associated with the appeals process, the Company is unable to predict the length of such delays at this time.

    Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh-Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value (which will reduce future costs of sales) and therefore, once the litigation delays are overcome and the entitlement process is completed, the Company expects to begin generating profits from the Warner Mesa project.

    Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 3, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of California has resulted in improvement in the residential real estate market, and the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased, resulting in improving prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

LIQUIDITY AND CAPITAL RESOURCES

    The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

    Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and 1997 results which included an extraordinary gain on extinguishment of debt, and expects to report losses until such time as sales can commence at Warner Mesa. In addition, the Company's capital expenditures for project development and infrastructure are significant. If the Company completes the sale of the commercial development business, which is scheduled to close, subject to various conditions, on April 30, 1998 unless extended by agreement of the parties, as further described in
Note 4 to the Company's Financial Statements, the Company expects to have a cash balance in excess of $35.0 million to provide substantial liquidity. If the sale does not occur, the Company will continue to be dependent primarily on real estate asset sales (including sales of assets being developed by the commercial development business), and cash and cash equivalents on-hand to fund project development costs for Warner Mesa and general and administrative expenses during 1998. The Company's unrestricted cash and cash equivalents aggregated $7.2 million at December 31, 1997 and $4.4 million at February 28, 1998.

    The following pro forma financial data as of December 31, 1997 gives effect to the pending sale of the commercial development business, including accruals for estimated fees of the Company's investment bankers and legal counsel, and estimated taxes payable as if the transaction occurred on December 31, 1997 (in millions):

                                                                     HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                                     -----------  -------------  -----------
Assets:
  Cash.............................................................   $     7.2     $    30.0     $    37.2
  Discontinued operations..........................................        19.3         (19.3)           --
  All other assets.................................................       146.8            --         146.8
                                                                     -----------       ------    -----------
                                                                      $   173.3     $    10.7     $   184.0
                                                                     -----------       ------    -----------
                                                                     -----------       ------    -----------
Total liabilities..................................................   $    33.2     $     1.0     $    34.2
Stockholders' equity...............................................       140.1           9.7         149.8
                                                                     -----------       ------    -----------
                                                                      $   173.3     $    10.7     $   184.0
                                                                     -----------       ------    -----------
                                                                     -----------       ------    -----------

    The remaining 35 phase I residential lots at Rancho San Pasqual in Escondido, California are scheduled to be sold in April, 1998 to a homebuilder for approximately $1.6 million. During the year ended

December 31, 1997, the Company completed sales of 215 residential lots at Rancho San Pasqual to homebuilders for approximately $9.8 million. The Company is evaluating its alternatives with respect to the 112 lots remaining in phase II at Rancho San Pasqual and expects either to build such homes or sell these lots to another homebuilder.

FINANCIAL CONDITION

    DECEMBER 31, 1997 COMPARED WITH DECEMBER 31, 1996.

    The $5.1 million increase in cash and cash equivalents primarily reflects the sale of the Bolsa Chica lowlands in February 1997 for $25.0 million, partially offset by repayments of $7.1 million to Nomura Asset Capital Corporation, payments of certain liabilities, spending for project development costs primarily at Warner Mesa, general and administrative expenses, and reorganization costs during the year ended December 31, 1997, as well as other activity presented in the Statements of Cash Flows.

    The $9.8 million decrease in real estate held for development or sale primarily reflects the sales of residential lots at Rancho San Pasqual.

    The $90.3 million decrease in land held for development (Warner Mesa) reflects the February 1997 sale of the Bolsa Chica lowlands for $25.0 million and a write-down under Fresh-Start Reporting of $72.7 million to reflect the fair value of Warner Mesa of $130 million as of September 2, 1997. These decreases were partially offset by investments in the Warner Mesa project during the year ended December 31, 1997, including the acquisition of an adjacent 40-acre parcel.

    The $3.1 million of Reorganization Value in Excess of Amounts Allocated to Net Assets of continuing operations arose from the adoption of Fresh-Start Reporting upon completion of the Company's recapitalization on September 2, 1997, as discussed in Note 3.

    The $9.7 million increase in discontinued operations primarily reflects the effects of Fresh-Start Reporting adjustments recorded as of September 2, 1997, with an increase in Reorganization Value in Excess of Amounts Allocated to Net Assets, partially offset by the write-off of remaining Goodwill recorded upon the Company's acquisition of the commercial development business in 1993.

    The $2.8 million decrease in accounts payable and accrued liabilities primarily reflects payments of accrued expenses during 1997 related to the sale of the Bolsa Chica lowlands and reorganization costs incurred during 1996.

    The $8.2 million decrease in bank debt primarily reflects the repayment of the outstanding loan balance due to Nomura Asset Capital Corporation, as well as repayment of a $2.0 million construction loan upon the sale of Signal Landmark's build-to-suit project in Signal Hill, California, partially offset by borrowings prior to the sale.

    The $200.3 million decrease in subordinated debentures and other liabilities subject to compromise reflects cancellation of such obligations and the issuance of common stock to the holders of such claims in accordance with the Recapitalization as further discussed in Note 3.

    The $11.0 million decrease in other liabilities primarily reflects a $5.8 million Fresh-Start adjustment to discount the carrying value of such liabilities to fair value upon completion of the Recapitalization, and payments of $3.4 million in connection with the settlement of certain claims during the second quarter of 1997.

    The $139.0 million increase in stockholders' equity primarily reflects the exchange of equity for subordinated debentures and other liabilities subject to compromise upon completion of the Recapitalization discussed above, partially offset by the $57.1 million net write-down of assets and liabilities to fair value under Fresh-Start Reporting as discussed in Note 3, as well as other activity presented in the Statements of Operations.

    DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995.

    The $3.9 million decrease in cash and cash equivalents primarily reflects spending for Warner Mesa project development costs, and general and administrative expenses, partially offset by approximately $3.6 million in proceeds from land sales at the Company's resort/residential property in Michigan during the year ended December 31, 1996, as well as other activity presented in the Statement of Cash Flows.

    The $14.3 million decrease in real estate held for development or sale primarily reflects the sales of residential lots at Rancho San Pasqual, formation of the Fairbanks Highlands joint venture and the disposition of Oceanside Hills, partially offset by construction costs for a Signal Landmark build-to-suit project in Signal Hill, California. The Company sold this building upon completion of construction in the first quarter of 1997.

    The $4.8 million decrease in operating properties reflects the June 1996 sale of the Eagle Crest Golf Course at Rancho San Pasqual.

    The $2.1 million increase in other assets primarily reflects the Company's $3.6 million joint venture interest in Fairbanks Highlands, offset by collections of receivables, recovery of deposits and reduced prepaid insurance.

    The $2.8 million increase in accounts payable and accrued liabilities in 1996 primarily reflects accruals related to the sale of the Bolsa Chica lowlands and the Recapitalization.

    The $10.6 million decrease in bank debt primarily reflects net prepayments on the Nomura loans, resulting primarily from sales of 218 residential lots and the Eagle Crest Golf Course at Rancho San Pasqual and formation of the Fairbanks Highlands joint venture, partially offset by construction borrowings for Rancho San Pasqual and a Signal Landmark build-to-suit project during the year ended December 31, 1996.

    The $8.1 million decrease in other liabilities primarily reflects a $4.3 million decrease in accrued pensions and benefits and a $4.2 million decrease related to the disposition of the Company's interest in the Oceanside Hills partnership.

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from quarter to quarter and year to year. In addition, the Company's completion of the Recapitalization has significantly deleveraged its capital structure. Furthermore, the restatement of assets and liabilities to reflect fair value as of September 2, 1997 under Fresh-Start Reporting will reduce future cost of sales for Warner Mesa, while increasing amortization expense related to discounted liabilities and Reorganization Value in Excess of Amounts Allocated to Net Assets.

    1997 COMPARED WITH 1996.

    The increase in revenues from asset sales of $33.6 million in 1996 to $38.2 million in 1997 and the increase in the related costs of sales from $30.2 million to $37.9 million primarily reflect the 1997 sale of the Bolsa Chica lowlands for $25.0 million, partially offset by the absence in 1997 of 1996 sales of the Fairbanks Highlands residential land for $7.6 million, the Eagle Crest Golf Course at Rancho San Pasqual for $6.1 million, and homes at Oceanside Hills for $4.9 million, as well as a $3.3 million decrease in sales of Michigan residential land.

    The $.9 million decrease in revenues from operations during the year ended December 31, 1997 as compared with the same period of 1996 reflects the absence in 1997 of 1996 revenues from golf course operations at Eagle Crest.

    The $3.0 million decrease in gross operating margins from the 1996 to 1997 period primarily reflects a $2.9 million decrease in margins on sales of Michigan residential land.

    The $1.5 million decrease in general and administrative expenses from 1996 to 1997 primarily reflects reduced costs of liability insurance premiums, reduced overhead expense related to residential operations, and the absence in 1997 of bonus amounts charged in 1996 related to the sale of the Bolsa Chica lowlands, partially offset by a $2.0 million increase in costs incurred in connection with the exchange offer for the Company's subordinated debentures.

    The $7.7 million decrease in interest expense reflects the absence of interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and lower interest on senior bank debt which was repaid in February 1997.

    The $3.9 million in other income, net for the year ended December 31, 1997 primarily reflects an aggregate of $3.1 million of nonrecurring income from (i) the sale of a minority interest in a privately held company and (ii) gains recognized in connection with the settlement of certain claims.

    The benefits for deferred income taxes for the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997 have been offset by corresponding valuation allowances.

    The Company adopted Fresh-Start Reporting upon completion of its Recapitalization on September 2, 1997 resulting in $(57.1) million of net Fresh-Start adjustments. Approximately $(63.8) million, resulting primarily from a write-down in the value of Warner Mesa partially offset by the discount on liabilities, is reflected in continuing operations. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets, partially offset by the write-off of Goodwill, resulted in $6.7 million of net Fresh-Start adjustments included in discontinued operations.

    The $89.5 million extraordinary gain on extinguishment of debt represents the difference between the book value of subordinated debentures and other liabilities subject to compromise, which were cancelled in the Recapitalization, and the fair market value of the Company's Common Stock which was issued to the holders of such claims.

    1996 COMPARED WITH 1995.

    The $10.1 million increase in asset sales revenues from $23.5 million in 1995 to $33.6 million in 1996 and the related $8.6 million increase in costs of asset sales from $21.6 million in 1995 to $30.2 million in 1996 primarily reflect the sale of residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, formation of the Fairbanks Highlands joint venture and sales of resort/residential lots in Michigan during the year ended December 31, 1996. These increases were partially offset by the absence in 1996 of Wentworth residential sales as a result of the sale of the entire Wentworth project in the fourth quarter of 1995. The $1.5 million improvement in gross margin on asset sales primarily reflects gains on sales of Michigan lots, partially offset by the absence in 1996 of the gains on sales of the Coronado wharfage rights and a leasehold interest in 1995.

    The $2.1 million and $1.7 million decreases in revenues and gross margin, respectively, from operations primarily reflect the absence of Wentworth marina revenues throughout 1996 and the sale of the Eagle Crest Golf Course in June 1996.

    The $1.4 million increase in general and administrative expenses in 1996 primarily reflects costs incurred in connection with the sale of the Bolsa Chica lowlands and the exchange offer for the Company's subordinated debentures.

    The $2.3 million increase in interest expense from $22.6 million in 1995 to $24.9 million in 1996 principally reflects compounded non-cash interest on the Company's subordinated debentures.

    The $4.0 million decrease in other expense, net primarily reflects the absence in 1996 of a $3.0 million reserve recorded in 1995 related to the Company's investment in AV Partnership, and a decrease in accrued pensions and benefits approximating $4.3 million, primarily due to termination of certain group annuity contracts for the pension plan of a discontinued operation, partially offset by a $1.5 million reserve for environmental clean up costs for the Bolsa Chica lowlands.

    The benefit for income taxes for the year ended December 31, 1996 has been offset by a corresponding valuation allowance.

    1995 COMPARED WITH 1994.

    The $11.0 million increase in revenues from $15.5 in 1994 to $26.5 in 1995 and the increase in cost of sales from $14.3 million in 1994 to $24.3 million in 1995 was primarily due to the sale of residential property and the marina at Wentworth, along with the sale of industrial property in Murietta, California, and the sale of wharfage rights in Coronado, California.

    The write-down of real estate properties of $121.1 million in 1995 reflects the valuation adjustments recorded to reflect estimates of net realizable value for the Company's Bolsa Chica lowlands and Warner Mesa properties (see Note 5 of Notes to Financial Statements) as well as the Wentworth project and the golf course at Rancho San Pasqual.

    The change in other expense (income), net from $1.2 million of expense in 1994 to $2.6 million of expense for 1995 primarily reflects a loss reserve of approximately $3 million related to the Company's investment in AV Partnership (see Note 4 of Notes to Financial Statements).

    The improvement in provision (benefit) for income taxes of $25.2 million in 1995 primarily reflects the benefit related to the write-down of real estate properties (see Note 9 of Notes to Financial Statements).

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including appeals of the trial court decisions in the CEQA Lawsuit and the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Koll Real Estate Group, Inc.:

    We have audited the accompanying balance sheets of Koll Real Estate Group, Inc. (the Company) as of December 31, 1997 (Successor Company) and December 31, 1996 (Predecessor Company) and the related statements of operations, cash flows and changes in stockholders' equity for the four-month period ended December 31, 1997 (Successor Company), the eight-month period ended September 2, 1997 and the years ended December 31, 1996 and 1995 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note 3 to the financial statements, on August 19, 1997, the Bankruptcy Court confirmed the Plan of Reorganization which became effective on September 2, 1997. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods, as described in Note 3.

    In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Koll Real Estate Group, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the four-month period ended December 31, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 1996, and the results of its operations and its cash flows for the eight-month period ended September 2, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles

    The Company carries its real estate properties at cost, net of impairment losses. As discussed in Note 2, the estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 5, the development of the Company's Warner Mesa project is dependent upon various governmental approvals and various economic factors. Accordingly, the amount ultimately realized from such project may differ materially from the current estimate of fair value.

Deloitte & Touche LLP

Costa Mesa, California
February 24, 1998 (except for Note 10
as to which this date is March 23, 1998
and except for Note 4
as to which the date is March 30, 1998)

                          KOLL REAL ESTATE GROUP, INC.

                                 BALANCE SHEETS

                                                                                            PREDECESSOR   SUCCESSOR
                                                                                              COMPANY      COMPANY
                                                                                            -----------  -----------
                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                               1996         1997
                                                                                            -----------  -----------
                                                                                                 (IN MILLIONS)
                                          ASSETS
Cash and cash equivalents.................................................................   $     2.1    $     7.2
Restricted cash...........................................................................          .2           --
Real estate held for development or sale..................................................        13.8          4.0
Land held for development.................................................................       223.5        133.2
Reorganization value in excess of amounts allocated to net assets.........................          --          3.1
Discontinued operations...................................................................         9.6         19.3
Other assets..............................................................................         7.4          6.5
                                                                                            -----------  -----------
                                                                                             $   256.6    $   173.3
                                                                                            -----------  -----------
                                                                                            -----------  -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities................................................   $     6.3    $     3.5
  Bank debt...............................................................................         8.2           --
  Subordinated debentures and other liabilities subject to compromise under reorganization
    proceedings...........................................................................       200.3           --
  Other liabilities.......................................................................        40.7         29.7
                                                                                            -----------  -----------
    Total liabilities.....................................................................       255.5         33.2
                                                                                            -----------  -----------
Commitments and Contingencies
Stockholders' equity:
  Common Stock--$.05 par value; 18,000,000 shares authorized; no shares and 11,906,378
    shares outstanding, respectively......................................................          --           .6
  Series A (convertible redeemable nonvoting) Preferred Stock--$.01 par value; 42,505,504
    shares authorized; 38,886,626 and no shares outstanding, respectively.................          .4           --
  Class A (voting) Common Stock--$.05 par value; 625,000,000 shares authorized; 48,938,543
    and no shares outstanding, respectively...............................................         2.4           --
  Class B (convertible nonvoting) Common Stock--$.05 par value;
    25,000,000 shares authorized and no shares outstanding................................          --           --
Capital in excess of par value............................................................       229.2        140.0
Deferred proceeds from stock issuance.....................................................         (.4)          --
Minimum pension liability.................................................................         (.6)          --
Accumulated deficit.......................................................................      (229.9)         (.5)
                                                                                            -----------  -----------
    Total stockholders' equity............................................................         1.1        140.1
                                                                                            -----------  -----------
                                                                                             $   256.6    $   173.3
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    See independent auditors' report and the accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                                     PREDECESSOR COMPANY                 SUCCESSOR
                                                          ------------------------------------------      COMPANY
                                                                                                      ---------------
                                                              FOR THE YEARS ENDED       EIGHT-MONTH     FOUR-MONTH
                                                          ---------------------------  PERIOD ENDED    PERIOD ENDED
                                                          DECEMBER 31,  DECEMBER 31,   SEPTEMBER 2,    DECEMBER 31,
                                                              1995          1996           1997            1997
                                                          ------------  -------------  -------------  ---------------
                                                                    (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues:
  Asset sales...........................................   $     23.5     $    33.6      $    33.9       $     4.3
  Operations............................................          3.0            .9             --              --
                                                          ------------       ------         ------           -----
                                                                 26.5          34.5           33.9             4.3
                                                          ------------       ------         ------           -----
Costs of:
  Asset sales...........................................         21.6          30.2           33.6             4.3
  Operations............................................          2.7           1.0             --              --
                                                          ------------       ------         ------           -----
                                                                 24.3          31.2           33.6             4.3
                                                          ------------       ------         ------           -----
Gross operating margin..................................          2.2           3.3             .3              --
General and administrative expenses.....................          7.0           8.4            5.5             1.4
Interest expense........................................         22.6          24.9           17.1              .1
Write-down of real estate properties....................        121.1            --             --              --
Other expense (income), net.............................          2.6          (1.4)          (3.7)            (.2)
                                                          ------------       ------         ------           -----
Loss from continuing operations before reorganization
 items and income taxes.................................       (151.1)        (28.6)         (18.6)           (1.3)
Reorganization items:
  Fresh-start adjustments...............................           --            --           63.8              --
  Reorganization costs..................................           --            .6            2.8              --
                                                          ------------       ------         ------           -----
Loss from continuing operations before income taxes.....       (151.1)        (29.2)         (85.2)           (1.3)
Provision (benefit) for income taxes....................        (35.1)           .1             .3              --
                                                          ------------       ------         ------           -----
Loss from continuing operations.........................       (116.0)        (29.3)         (85.5)           (1.3)
Income (loss) from discontinued operations, net of
 income tax benefit of $.4, $0, $0 and $0,
 respectively...........................................          (.9)           .4            5.6              .8
                                                          ------------       ------         ------           -----
Loss before extraordinary gain..........................       (116.9)        (28.9)         (79.9)            (.5)
Extraordinary gain on extinguishment of debt, net of
 income taxes of $0.....................................           --            --           89.5              --
                                                          ------------       ------         ------           -----
Net income (loss).......................................   $   (116.9)    $   (28.9)     $     9.6       $     (.5)
                                                          ------------       ------         ------           -----
                                                          ------------       ------         ------           -----
Earnings (loss) per common share--basic and diluted:
  Continuing operations.................................          N/A           N/A            N/A       $    (.11)
  Discontinued operations...............................          N/A           N/A            N/A             .07
  Extraordinary gain....................................          N/A           N/A            N/A              --
                                                                                                             -----
Net loss per common share--basic and diluted............          N/A           N/A            N/A       $    (.04)
                                                                                                             -----
                                                                                                             -----

See independent auditors' report and accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     PREDECESSOR COMPANY                 SUCCESSOR
                                                          ------------------------------------------      COMPANY
                                                                                                      ---------------
                                                              FOR THE YEARS ENDED       EIGHT-MONTH     FOUR-MONTH
                                                          ---------------------------  PERIOD ENDED    PERIOD ENDED
                                                          DECEMBER 31,  DECEMBER 31,   SEPTEMBER 2,    DECEMBER 31,
                                                              1995          1996           1997            1997
                                                          ------------  -------------  -------------  ---------------
                                                                                 (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss).....................................   $   (116.9)    $   (28.9)     $     9.6       $     (.5)
  Adjustments to reconcile to cash provided (used) by
    operating activities:
    Fresh-start adjustments.............................           --            --           63.8              --
    Extraordinary gain on extinguishment of debt........           --            --          (89.5)             --
    Non-cash reorganization costs.......................           --            --            1.9              --
    Depreciation and amortization.......................           .5            .2             .1              .1
    Non-cash interest expense...........................         20.5          23.2           17.1              .1
    Write-down of real estate properties................        121.1            --             --              --
    Gains on asset sales................................         (1.9)         (3.4)           (.3)             --
    Proceeds from asset sales, net......................         22.5          31.5           33.5             4.2
    Investments in real estate held for development or
      sale..............................................        (18.2)         (9.0)          (2.4)            (.2)
    Investment in land held for development.............         (7.8)         (3.5)          (4.2)           (3.2)
    Decrease (increase) in other assets.................          7.9          (2.8)            .9             (.2)
    Decrease in accounts payable, accrued and other
      liabilities.......................................        (58.2)         (5.3)          (6.8)           (1.7)
    Other, net..........................................          1.0            .4             --              .5
                                                          ------------       ------         ------           -----
      Cash provided (used) by operating activities of
        continuing operations...........................        (29.5)          2.4           23.7             (.9)
                                                          ------------       ------         ------           -----
      Cash provided (used) by operating activities of
        discontinued operations.........................           .1         (10.5)         (37.6)          (35.4)
                                                          ------------       ------         ------           -----
Cash flows from investing activities:
  Acquisitions..........................................          (.3)           --             --              --
                                                          ------------       ------         ------           -----
    Cash used by investing activities...................          (.3)           --             --              --
                                                          ------------       ------         ------           -----
Cash flows from financing activities:
  Borrowings of bank debt...............................         21.6           9.8             .9              --
  Repayments of bank debt...............................         (5.0)        (18.2)          (9.1)             --
  Use of restricted cash................................         10.0           2.3             .2              --
  Deposits of restricted cash...........................         (5.0)           --             --              --
                                                          ------------       ------         ------           -----
    Cash provided (used) by financing activities of
      continuing operations.............................         21.6          (6.1)          (8.0)             --
                                                          ------------       ------         ------           -----
    Cash provided by financing activities of
      discontinued operations...........................           --          11.4           27.1            36.2
                                                          ------------       ------         ------           -----
Net increase (decrease) in cash and cash equivalents             (8.1)         (2.8)           5.2             (.1)
Cash and cash equivalents--beginning of period..........         13.0           4.9            2.1             7.3
                                                          ------------       ------         ------           -----
Cash and cash equivalents--end of period................   $      4.9     $     2.1      $     7.3       $     7.2
                                                          ------------       ------         ------           -----
                                                          ------------       ------         ------           -----

See independent auditors' report and accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                         DEFERRED                      RETAINED
                                 SERIES A       CLASS A                   CAPITAL IN   PROCEEDS FROM     MINIMUM       EARNINGS
                                 PREFERRED      COMMON                     EXCESS OF       STOCK         PENSION     (ACCUMULATED
                                   STOCK         STOCK     COMMON STOCK    PAR VALUE     ISSUANCE       LIABILITY      DEFICIT)
                               -------------  -----------  -------------  -----------  -------------  -------------  -------------
                                                                          (IN MILLIONS)
Balance December 31, 1994....    $      .4     $     2.3            --     $   230.5     $    (1.6)     $    (2.0)     $   (84.1)
  Net loss...................           --            --            --            --            --             --         (116.9)
  Minimum pension
    liability................           --            --            --            --            --            1.0             --
  Valuation adjustment to
    deferred proceeds from
    stock issuance...........           --            --            --           (.5)           .5             --             --
  Conversion of preferred to
    common stock.............           --            .1            --           (.1)           --             --             --
                                                                    --
                                       ---         -----                  -----------        -----          -----    -------------
Balance December 31, 1995....           .4           2.4            --         229.9          (1.1)          (1.0)        (201.0)
  Net loss...................           --            --            --            --            --             --          (28.9)
  Minimum pension
    liability................           --            --            --            --            --             .4             --
  Valuation adjustment to
    deferred proceeds from
    stock issuance...........           --            --            --           (.7)           .7             --             --
                                                                    --
                                       ---         -----                  -----------        -----          -----    -------------
Balance December 31, 1996....           .4           2.4            --         229.2           (.4)           (.6)        (229.9)
  Net income (Eight-month
    period--Predecessor
    Company).................           --            --            --            --            --             --            9.6
                                                                    --
                                       ---         -----                  -----------        -----          -----    -------------
Predecessor Company Balance
 at September 2, 1997........           .4           2.4            --         229.2           (.4)           (.6)        (220.3)

Recapitalization and
 Fresh-Start Adjustments:
  Cancel Class A Common and
    Series A Preferred
    Shares...................          (.4)         (2.4)           --            --            --             --             --
  Issue New Common Shares....           --            --     $      .6            --            .4             --             --
  Fresh-Start Adjustments....           --            --            --         (89.2)           --             --          220.3
                                                                    --
                                       ---         -----                  -----------        -----          -----    -------------
Successor Company Balance at
 September 3, 1997...........           --            --            .6         140.0            --            (.6)            --
Net loss (Four-month period--
 Successor Company)..........           --            --            --            --            --             --            (.5)
Minimum pension liability....           --            --            --            --            --             .6             --
                                                                    --
                                       ---         -----                  -----------        -----          -----    -------------
Successor Company Balance at
 December 31, 1997...........    $      --     $      --     $      .6     $   140.0     $      --      $      --      $     (.5)
                                                                    --
                                                                    --
                                       ---         -----                  -----------        -----          -----    -------------
                                       ---         -----                  -----------        -----          -----    -------------


                                 TOTAL
                               ---------

Balance December 31, 1994....  $   145.5
  Net loss...................     (116.9)
  Minimum pension
    liability................        1.0
  Valuation adjustment to
    deferred proceeds from
    stock issuance...........         --
  Conversion of preferred to
    common stock.............         --

                               ---------
Balance December 31, 1995....       29.6
  Net loss...................      (28.9)
  Minimum pension
    liability................         .4
  Valuation adjustment to
    deferred proceeds from
    stock issuance...........         --

                               ---------
Balance December 31, 1996....        1.1
  Net income (Eight-month
    period--Predecessor
    Company).................        9.6

                               ---------
Predecessor Company Balance
 at September 2, 1997........       10.7
Recapitalization and
 Fresh-Start Adjustments:
  Cancel Class A Common and
    Series A Preferred
    Shares...................       (2.8)
  Issue New Common Shares....        1.0
  Fresh-Start Adjustments....      131.1

                               ---------
Successor Company Balance at
 September 3, 1997...........      140.0
Net loss (Four-month period--
 Successor Company)..........        (.5)
Minimum pension liability....         .6

                               ---------
Successor Company Balance at
 December 31, 1997...........  $   140.1

                               ---------
                               ---------

See independent auditors' report and accompanying notes to financial statements.

                          KOLL REAL ESTATE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BASIS OF PRESENTATION

    The principal activities of Koll Real Estate Group, Inc. and its consolidated subsidiaries (the "Company", formerly known as The Bolsa Chica Company and Henley Properties Inc.) include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. On September 2, 1997, the Company completed a recapitalization under Chapter 11 of the bankruptcy code (see Note 3). On March 30, 1998, the Company executed an agreement to sell its commercial development business as further described in
Note 4. The transaction is scheduled to close, subject to various conditions, on April 30, 1998, unless extended by agreement of the parties. Accordingly, the financial results of the commercial development business have been treated as discontinued operations in the accompanying financial statements.

    On December 31, 1989, The Henley Group, Inc. separated its business into two public companies through a distribution to its Class A and Class B common stockholders of all of the common stock of a newly formed Delaware corporation to which The Henley Group, Inc. had contributed its non-real estate development operations, assets and related liabilities. The new company was named The Henley Group, Inc. ("Henley Group") immediately following the distribution. The remaining company was renamed Henley Properties Inc. ("Henley Properties") and consisted of the real estate development business and assets of Henley Group, including its principal subsidiary Signal Landmark.

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

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. As required, the Company adopted SFAS 121 during the quarter ended March 31, 1996 which did not have any effect on its financial statements. On September 2, 1997, the Company completed its recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Accounting") and the carrying value of real estate properties was adjusted to fair value (Note 3).

    The cost of sales of multi-unit projects is generally computed using the relative sales value method, with direct construction costs and property taxes accumulated by phase, using the specific identification method. Interest cost is capitalized to real estate projects during their development and construction period.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED TO NET ASSETS

    Reorganization Value in Excess of Amounts Allocated to Net Assets arose from the adoption of Fresh-Start Reporting upon completion of the Company's recapitalization on September 2, 1997 (Note 3) and is being amortized on a straight-line basis over 15 years. The Company evaluates the recoverability of this intangible asset at each balance sheet date. The recoverability of this intangible is determined by comparing the carrying value of the intangible to the estimated income of the Company on an undiscounted cash flow basis. Any impairment is recorded at the date of determination. Approximately $13.6 million of such value has been allocated to the commercial development business, which has been reflected in discontinued operations as of December 31, 1997, net of related amortization (Note 4).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company accounted for the cost of post-retirement benefits other than pensions, which are primarily health care related, during each employee's active working career under a plan which was frozen in 1993. As of December 31, 1996 and 1997 the accrued unfunded costs totaled $.9 million and $.4 million, respectively.

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

EARNINGS (LOSS) PER COMMON SHARE

    The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". Earnings per share is computed using the weighted average number of outstanding shares of the Successor Company's (defined in Note 3 below) Common Stock, including the conversion rights of all Debenture holders, which expire on September 2, 1998, for periods commencing September 2, 1997. For the period ended December 31, 1997 the weighted average common shares outstanding was 11.9 million shares. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Diluted earnings per share is not presented for the period ended December 31, 1997 due to the antidilutive effect on earnings per share. Per share data for periods prior to September 2, 1997 have been omitted as these amounts are not comparable to the Successor Company's current capital structure.

NEW ACCOUNTING PRONOUNCEMENTS

    In 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", were issued and are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of these statements on its financial statements.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -- RECAPITALIZATION

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

                          KOLL REAL ESTATE GROUP, INC.

    The Recapitalization provided for a restructuring of the Company's capital structure. The only impaired parties under the Recapitalization were the holders of (a) the Company's 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Senior Debentures"), (b) the Company's 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Subordinated Debentures") (collectively, the "Debentures"), (c) liquidated, non-contingent claims, and (d) equity securities of the Company. The prepackaged plan did not alter the Company's obligations to its other creditors, including its trade creditors, customers, employees, holders of contingent and unliquidated claims, holders of guaranty claims, and parties to contracts with the Company.

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

    Upon implementation of the Recapitalization, $216.9 million book value of Debentures and other liabilities subject to compromise were cancelled in exchange for equity, resulting in an $89.5 million extraordinary gain on extinguishment of debt. This gain was partially offset by $(57.1) million of net adjustments to revalue all assets and liabilities to reflect fair value as of September 2, 1997 as required by Fresh-Start Reporting. Approximately $(63.8) million of such adjustments relate to continuing operations and are partially offset by $6.7 million related to discontinued operations. The results of operations and cash flows for the eight-month period ended September 2, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations and cash flows for the four-month period ended December 31, 1997 include operations subsequent to the Company's Recapitalization and reflect the effects of Fresh-Start Reporting. Operations for the four-month period ended December 31, 1997 and the balance sheet as of December 31, 1997 are not comparable with prior periods for the reasons discussed above.

    The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represents the difference in the Company's estimated valuation and the Company's net assets at fair value, of $3.1 million is amortized on a straight-line basis over 15 years. In connection with the pending sale of the commercial development business, $13.6 million of Reorganization Value in Excess of

                          KOLL REAL ESTATE GROUP, INC.

Amounts Allocated to Net Assets has been allocated to such business, which is reflected in discontinued operations as of December 31, 1997 net of related amortization.

    Professional fees and expenditures directly related to the Company's Recapitalization are classified as reorganization costs and were expensed as incurred. Reorganization costs during the periods ended September 2, 1997 consisted primarily of legal, financial advisors and other professional fees, incentive compensation to directors and officers of the Company and costs related to the solicitation of security holder acceptances of the Recapitalization.

    The Company's Class A Common Stock and Preferred Stock were delisted from the Nasdaq National Market on July 14, 1997 pending completion of the Recapitalization. The Nasdaq Stock Market, Inc. listed the post-Recapitalization Common Stock of the Company on the National Market effective September 4, 1997, following completion of the Recapitalization.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

    On March 30, 1998 the Company executed a definitive agreement with Koll Development Company LLC ("KDC") and an affiliate regarding the sale of the Company's commercial development business for (1) $30 million in cash plus adjustments for 1998 activity; and (2) the assumption by KDC of all liabilities related to the business. KDC is a newly formed limited liability company, whose members include the Company's current Chairman and Chief Executive Officer, Donald M. Koll and its President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction, Messrs. Koll and Ortwein will resign from their current positions with the Company, and the Company will change its name to discontinue use of the "Koll" name. The Company also announced that, effective upon completion of the transaction, Raymond J. Pacini, its Chief Financial Officer since 1992, will be appointed as the Company's new President and Chief Executive Officer.

    The Company received a deposit of $1 million from KDC upon execution of the stock purchase agreement, which is nonrefundable except under limited circumstances, including if a higher offer for the commercial development business ultimately is accepted by the Company, in which case KDC also would be paid a break-up fee of $2 million plus up to $500,000 for legal and other advisory fees. The transaction is scheduled to close, subject to various conditions, on April 30, 1998, unless extended by agreement of the parties. The Company expects to realize a gain on this transaction of approximately $9.5 million; however, there can be no assurance that the transaction with KDC will ultimately be completed or close on schedule.

    The following pro forma financial data as of December 31, 1997 gives effect to the pending sale of the commercial development business, including accruals for estimated fees of the Company's investment bankers and legal counsel, and estimated taxes payable, as if the transaction occurred on December 31, 1997 (in millions):

                                                                     HISTORICAL    ADJUSTMENTS    PRO FORMA
                                                                     -----------  -------------  -----------
Assets:
  Cash.............................................................   $     7.2     $    30.0     $    37.2
  Discontinued operations..........................................        19.3         (19.3)           --
  All other assets.................................................       146.8            --         146.8
                                                                     -----------       ------    -----------
                                                                      $   173.3     $    10.7     $   184.0
                                                                     -----------       ------    -----------
                                                                     -----------       ------    -----------
Total liabilities..................................................   $    33.2     $     1.0     $    34.2
Stockholders' equity...............................................       140.1           9.7         149.8
                                                                     -----------       ------    -----------
                                                                      $   173.3     $    10.7     $   184.0
                                                                     -----------       ------    -----------
                                                                     -----------       ------    -----------

                          KOLL REAL ESTATE GROUP, INC.

    Discontinued operations is comprised of the following at December 31, 1996 and 1997 (in millions):

                                                                               1996       1997
                                                                             ---------  ---------
Restricted cash............................................................  $      --  $      .2
Real estate held for development or sale...................................       11.4       82.1
Reorganization value in excess of amounts allocated to net assets..........         --       13.3
Other assets...............................................................       13.8        7.4
Accounts payable and other liabilities.....................................       (4.2)      (6.2)
Bank debt..................................................................      (11.4)     (74.6)
Minority interest..........................................................         --       (2.9)
                                                                             ---------  ---------
        Net assets.........................................................  $     9.6  $    19.3
                                                                             ---------  ---------
                                                                             ---------  ---------

    Revenues related to discontinued operations were $7.5 million, $10.3 million, $26.9 million and $17.3 million for the years ended December 31, 1995, 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997, respectively. The net loss from discontinued operations for the year ended December 31, 1995 was $.9 million. Net income from discontinued operations for the year ended December 31, 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997 was $.4 million, $5.6 million and $.8 million, respectively. The net income for the eight-month period ended September 2, 1997 reflects the recording of $13.6 million in Reorganization Value in Excess of Amounts Allocated to Net Assets, partially offset by a $6.9 million write-off of goodwill as required by Fresh-Start Reporting.

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business are residential land development and homebuilding, focusing on the entry-level and first time move-up market segments. The principal project of the acquired business is a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares (pre-reverse split) of Class A Common Stock and warrants to purchase an additional 2 million shares (pre-reverse split). The Company guaranteed approximately $4.8 million of capital contribution notes related to the Aliso Viejo partnership interest, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are not due until the earlier of the completion of the project or April 1999. Due to a significant shortfall in sales during 1995 (following the Orange County bankruptcy) versus forecast, the highly leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and in 1995 reserved for its guaranty of $4.8 million of capital contribution notes. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of $4.8 million of capital contribution notes. While the Company has reserved for this guaranty, the Company intends to dispute the enforceability of the guaranty. Nevertheless, a reserve relating to the guaranteed capital contribution notes, including accrued interest thereon, of $6.0 million and $6.5 million at December 31, 1996 and 1997, respectively, for this partnership is included in other liabilities. In addition, in November 1994, Ms. Kathryn G. Thompson, who was appointed as a director of the Company, entered into a covenant not to compete with the Company with respect to real estate development, subject to certain limited exceptions. Ms. Thompson resigned as an officer and director of the Company effective November 1, 1996. In conjunction with her resignation, the covenant of Ms. Thompson was released. The warrants issued in 1994 were cancelled upon completion of the Company's Recapitalization in September 1997.

                          KOLL REAL ESTATE GROUP, INC.

    Summarized financial information of AV Partnership is presented below at December 31, 1996 and 1997 and for the years then ended (in millions):

                                                                                         1996       1997
                                                                                       ---------  ---------
Balance Sheet Data:
  Total assets.......................................................................  $   101.5  $    83.1
  Total project debt and other liabilities...........................................      109.7      101.8
                                                                                       ---------  ---------
  Partners' capital (deficit)........................................................  $    (8.2) $   (18.7)
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Statement of Operations Data:
  Revenues...........................................................................  $    44.3  $    85.3
  Expenses...........................................................................      (55.5)     (95.9)
                                                                                       ---------  ---------
  Net loss...........................................................................  $   (11.2) $   (10.6)
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes losses of $2.0 million and $1.2 million, respectively, for the years ended December 31, 1995 and 1996. The losses recorded in 1996 and 1997 reflect accrued interest on guaranteed capital contribution notes, as the Company's net investment is $0 and the recorded liability reflects the Company's guaranty of capital contribution notes due to the partnership discussed above.

NOTE 5 -- LAND HELD FOR DEVELOPMENT

    The Company owns approximately 340 acres located in Orange County, California, adjacent to the Pacific Ocean and the Bolsa Chica lowlands (which were sold by the Company to the State of California as described below), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company's holdings include approximately 200 acres to be developed on a mesa north of the Bolsa Chica lowlands ("Warner Mesa"), approximately 100 acres on, or adjacent to, the Huntington mesa and approximately 40 acres of lowlands which were acquired in September 1997.

    The planned community at Warner Mesa is expected to offer a broad mix of home choices, including primarily single-family homes, as well as townhomes, at a wide range of prices. A Local Coastal Program ("LCP") for development of up to 3,300 homes (up to 2,500 on Warner Mesa and up to 900 on the Bolsa Chica lowlands, which were subsequently sold as discussed below) was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the "Coastal Commission") in January 1996.

    A lawsuit (the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the court entered a judgment in favor of the Company. Plaintiffs in the CEQA Lawsuit have appealed the court's decision and the appeal is pending.

                          KOLL REAL ESTATE GROUP, INC.

    In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") and development of any homes in the Bolsa Chica lowlands. On October 9, 1997, in response to the court's decision, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum density from 2,500 homes to no more than 1,235 homes on the mesa. On November 18, 1997 and February 3, 1998, the Orange County Board of Supervisors accepted the Coastal Commission's suggested modifications.

    On February 20, 1998, the court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and ordered the Coastal Commission to hold a third hearing on the LCP. The Company intends to appeal the court's latest decision, as well as pursue all other available legal and administrative options. The court's ruling will delay the previously planned start of infrastructure construction beyond December 31, 1998; however, the Company is unable to predict the length of such delay at this time. The Company does not believe that the recent court decision will permanently prevent the Company from completing the Warner Mesa project; however, there can be no assurance in that regard or that further delays will not result.

    On February 14, 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach. A reserve of $1.5 million was included in the Company's Balance Sheet as of December 31, 1996, with respect to potential costs payable by the Company under agreements negotiated with the State Lands Commission and certain oil field operators regarding environmental clean-up at the Bolsa Chica lowlands. In connection with the sale of the Bolsa Chica lowlands, the Company paid $833,333 of these costs at closing, leaving a reserve balance of $700,000 on its December 31, 1997 balance sheet for potential additional clean-up costs.

    Upon completion of the Company's Recapitalization as discussed in Note 3, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value as of September 2, 1997, after consideration of the October 9, 1997 Coastal Commission action discussed above. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The Company has considered the reduction in density from a maximum of up to 2,500 homes on the Warner Mesa to no more than 1,235 homes in its determination of the Warner Mesa project's fair value as of September 2, 1997 and as reflected in the Company's balance sheet as of December 31, 1997. The Company has received analysis and advice from its residential real estate market consultants and advisors which indicates that the fair value to be realized by the Company from the Warner Mesa development should not be materially lessened by the reduction in developable units as compared to previous estimates,

                          KOLL REAL ESTATE GROUP, INC.

since residential land value is not exclusively driven by unit count. Rather, the following factors are also highly determinative of such value:

    (i) the location and quality of the master planned community;

    (ii) the competitive condition of the real estate market at the time of development and sale;

   (iii) the demand for various residential product types;

    (iv) the product mix, segmentation and absorption rate;

    (v) the number of acres available for development; and

    (vi) the project development costs.

    The Company believes that the lower number of residential units will not materially reduce the Warner Mesa project's fair value; however, there can be no assurance in this regard.

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

    In 1995, in accordance with Statement of Financial Accounting Standard No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), the Company carried real estate properties, including the Bolsa Chica lowlands and Warner Mesa, at the lower of cost or net realizable value, with net realizable value defined as the undiscounted estimated future cash flows from the project. As of December 31, 1995, the Company's review of the estimated cash flows for the Bolsa Chica lowlands and Warner Mesa indicated that a reserve of approximately $113.6 million was required to adjust the carrying value of these properties to their then estimated net realizable value of $220 million pursuant to SFAS 67. The valuation reserve primarily reflects management's decision in the fourth quarter of 1995 (following the approval of additional funding by the Ports) to make completing the sale of the Bolsa Chica lowlands to a government agency a strategic goal of the Company, along with updated estimates of future cash flows reflecting market conditions for the Warner Mesa portion of the project. During 1995, the Southern California residential real estate market continued to decline, affecting estimated sales pricing, housing mix and number of units planned. The Company's decision in 1995 to pursue a sale of the Bolsa Chica lowlands was expected to, and subsequently has, resulted in the elimination of up to 900 units previously planned in the lowlands, which, in turn, resulted in a significant reduction as of December 31, 1995 in projected future cash flows previously anticipated from the project.

NOTE 6 -- BANK DEBT

    In August 1996, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement, guaranteed by the parent, to fund $2.0 million for construction of a build-to-suit project in Signal Hill, California. As of December 31, 1996, $1.1 million was drawn and $.9 million was available under this agreement. The loan was repaid in March 1997 upon sale of the project.

    In December 1994, the Company entered into a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation ("Nomura") to fund payment of the settlement of litigation with former affiliates regarding tax sharing agreements in excess of $7.5 million to be funded by the Company.

                          KOLL REAL ESTATE GROUP, INC.

In February 1995, the Company paid an aggregate of $22 million to settle the litigation, of which $15.5 million was funded by borrowings under the letter of credit and reimbursement agreement and the balance of $6.5 million from restricted cash. The Company repaid $8.4 million and $7.1 million of such borrowings during 1996 and 1997, respectively. In December 1994, the Company also entered into a construction loan agreement with Nomura to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County. The Company borrowed and repaid an aggregate of $10.0 million during 1995 and 1996, under this loan agreement. On February 18, 1997 the outstanding Nomura loan balance was fully repaid with a portion of the proceeds from a sale of Rancho San Pasqual lots and the sale of the Bolsa Chica lowlands and the loan agreements were terminated.

    In December 1994, the Company entered into a $6.5 million construction loan agreement with the Bank of Boston, principally secured by resort and residential property in New Hampshire ("Wentworth"). The Company borrowed $4.8 million under this loan agreement and applied $4.2 million in proceeds from sales of residential homes from Wentworth to satisfy required prepayments, resulting in an outstanding balance of $.6 million on November 2, 1995, when this credit facility was terminated in conjunction with the Company's sale of all of its interest in the Wentworth residential land.

    The Company made cash payments for interest on bank debt of $1.4 million, $1.5 million and $.2 million for the years ended December 31, 1995, 1996 and the eight-month period ended September 2, 1997, respectively.

NOTE 7 -- LIABILITIES SUBJECT TO COMPROMISE

    Liabilities subject to compromise represent liabilities which were exchanged for equity upon completion of the Recapitalization (as discussed in Note 3) and consisted of the following as of December 31, 1996 (in millions):

Subordinated debt:
  Senior Debentures.........................................................  $   155.3
  Subordinated Debentures...................................................       38.8
                                                                              ---------
    Total face amount.......................................................      194.1
Liquidated, non-contingent claims...........................................        4.4
                                                                              ---------
  Subtotal..................................................................      198.5
Less unamortized discount...................................................       (5.0)
Plus accrued interest.......................................................        6.8
                                                                              ---------
                                                                              $   200.3
                                                                              ---------
                                                                              ---------

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

                          KOLL REAL ESTATE GROUP, INC.

connection with the completion of the Recapitalization. Neither Allied, General Chemical nor Wolverine was a record or beneficial owner of any shares of the Company's capital stock prior to the Recapitalization.

NOTE 8 -- OTHER LIABILITIES

    Other liabilities were comprised of the following as of December 31 (in millions):

                                                                                           1996       1997
                                                                                         ---------  ---------
Net deferred taxes and other tax liabilities...........................................  $    14.5  $    14.5
Accrued pensions and benefits..........................................................        5.6        3.0
Guaranty of capital contribution notes.................................................        6.0        6.5
Accrued indemnity obligations..........................................................       14.6       11.3
Unamortized discount...................................................................         --       (5.6)
                                                                                         ---------  ---------
                                                                                         $    40.7  $    29.7
                                                                                         ---------  ---------
                                                                                         ---------  ---------

NOTE 9 -- INCOME TAXES

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

    Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business. The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $286 million as of September 2, 1997 will be reduced by approximately $81 million, resulting in remaining NOLs available of approximately $205 million. As reduced, and subject to any disallowance resulting from the proposed IRS adjustments discussed below, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. Assuming Section 382(1)(5) applies, the NOLs available as of December 31, 1997 would be approximately $219 million.

    If the Company were to experience another ownership change within two years of the September 2, 1997 effective date of the Recapitalization, as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the Section 382 Limitation from and after the second ownership change would be zero, and thus would eliminate the availability of any remaining unused portion of the $205 million of NOLs which existed as of September 2, 1997.

                          KOLL REAL ESTATE GROUP, INC.

    If the Company experiences or expects a successive ownership change prior to the filing of its 1997 tax return, a determination could be made to elect out of
Section 382(l)(5), which would preserve some of the NOL carryovers. The election out of Section 382(l)(5) would be irrevocable and must be made by the due date (including any extensions of time) of the Company's 1997 tax return and would bind the Company without regard to whether or not subsequent ownership changes (expected or not) occur. If the Company elects out of Section 382(l)(5) or if the requirements of such section are not met, the general rules of Section 382 would apply. However, in determining the limitation placed on the Company's annual use of its net operating losses under those general rules, Section 382(l)(6) provides that the value of the equity of the Company immediately before the ownership change would be deemed to include the increase in the value of the Company's equity resulting from any surrender or cancellation of creditors' claims due to implementation of the Recapitalization. Accordingly, assuming the Company's post-Recapitalization equity market value of approximately $140 million, and the long-term tax exempt rate for September 1997 of 5.45%, Section 382(l)(6) would limit the Company's utilization of its NOLs to approximately $7.6 million per year, plus any built-in gains recognized during the five year period following the ownership change. In summary, under Section 382(l)(5), the Company would have approximately $205 million of NOLs available as of September 2, 1997, which the Company has estimated could be fully utilized over the next ten years (1998-2007), whereas under Section 382(l)(6) only approximately $76 million of NOLs would be available to the Company during that time frame, due to the annual limitation described above.

    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                                                         1996       1997
                                                                                       ---------  ---------
Deferred tax assets:
  Real estate held for development or sale and operating properties (due to asset
    revaluations and interest capitalized for tax purposes)..........................  $    13.8  $     7.5
  Accruals/reserves not deductible until paid........................................        6.1        5.7
  Net operating loss carryforwards...................................................       94.1       78.8
  Other..............................................................................         .4        3.8
  Valuation allowance................................................................      (71.3)     (71.2)
                                                                                       ---------  ---------
                                                                                       $    43.1  $    24.6
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                                                                                         1996       1997
                                                                                       ---------  ---------
Deferred tax liabilities:
  Land held for development (principally due to accounting for a prior business
    combination, partially offset by the asset revaluations in 1995 and 1997)........  $    51.2  $    19.2
  Other..............................................................................        1.9        9.4
                                                                                       ---------  ---------
                                                                                       $    53.1  $    28.6
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Net deferred tax liabilities at December 31, 1997 are comprised entirely of state net deferred tax liabilities.

                          KOLL REAL ESTATE GROUP, INC.

    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations (in millions):

                                                                    YEAR ENDED
                                                                   DECEMBER 31,        EIGHT-MONTH     FOUR-MONTH
                                                              ----------------------  PERIOD ENDED    PERIOD ENDED
                                                                1995        1996      SEPT. 2, 1997   DEC. 31, 1997
                                                              ---------     -----     -------------  ---------------
Income tax provision (benefit):
  Current...................................................  $   (10.1)  $      .1     $     6.3       $      --
  Deferred..................................................      (25.4)         --          (6.0)             --
                                                                                 --
                                                              ---------                     -----             ---
                                                              $   (35.5)  $      .1     $      .3       $      --
                                                                                 --
                                                                                 --
                                                              ---------                     -----             ---
                                                              ---------                     -----             ---

    Cash payments for federal, state and local income taxes were approximately $.3 million, $.2 million, $.2 million and $.1 million for the years ended December 31, 1995 and 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997, respectively. Tax refunds received for the years ended December 31, 1995 and 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997 were approximately $.4 million, $.2 million, $0 and $.1 million, respectively.

    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,       EIGHT-MONTH     FOUR-MONTH
                                                           --------------------  PERIOD ENDED    PERIOD ENDED
                                                             1995       1996     SEPT. 2, 1997   DEC. 31, 1997
                                                           ---------  ---------  -------------  ---------------
(Provision) benefit for income taxes at statutory rate...  $   (53.3) $   (10.1)   $     3.4       $     (.2)
State income taxes, net..................................         .6        (.1)        (5.7)             --
Increase (decrease) in valuation allowance...............       28.3       12.1          (.3)             .1
(Reduction) increase in other tax liabilities............      (10.0)        --          6.0              --
All other items, net.....................................       (1.1)      (1.8)        (3.1)             .1
                                                           ---------  ---------        -----             ---
                                                           $   (35.5) $      .1    $      .3       $      --
                                                           ---------  ---------        -----             ---
                                                           ---------  ---------        -----             ---

TAX SHARING AGREEMENTS

    Henley Group and MAFCO Consolidated Group Inc. ("MAFCO"; formerly known as Abex Inc.), a former subsidiary of Henley Group whose stock was distributed to stockholders of Henley Group in July 1992, entered into a tax sharing agreement in 1992 prior to the Distribution to provide for the payment of taxes for periods during which Henley Group and MAFCO were included in the same consolidated group for federal income tax purposes, the allocation of responsibility for the filing of tax returns, the cooperation of the parties in realizing certain tax benefits, the conduct of tax audits and various related matters.

    1989-1992 INCOME TAXES. The Company is generally charged with responsibility for all of its federal, state, local or foreign income taxes for this period and, pursuant to the tax sharing agreement with MAFCO, all such taxes attributable to Henley Group and their consolidated subsidiaries, including any additional liability resulting from adjustments on audit (and any interest or penalties payable with respect thereto), except that MAFCO is generally charged with responsibility for all such taxes attributable to it and its subsidiaries for 1990-1992. In addition, under a separate tax sharing agreement between Henley Group and a former subsidiary of Henley Group, Fisher Scientific International Inc. ("Fisher"), Fisher is generally charged with responsibility for its own income tax liabilities for this period.

                          KOLL REAL ESTATE GROUP, INC.

    The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $132 million of available NOL carryforwards, of which none are recognized after consideration of the valuation allowance, as of December 31, 1997. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is still being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    See Note 5 for a discussion of certain litigation relating to the Orange County Board of Supervisors' and California Coastal Commission's approvals of the LCP.

    There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

    In October 1997, the Company entered into a mutual settlement and release agreement with Svedala Industries, Inc. ("Svedala") to settle the Svedala litigation, in which Svedala filed a lawsuit naming as defendants the Company and Nichols Engineering & Research Corporation ("Nichols"), an indirect wholly-owned subsidiary of the Company, as well as several other unrelated companies. The settlement agreement remains subject to court approval and will provide the Company and its subsidiaries with a complete release of Svedala's claims for any liability arising from the facts of the lawsuit in consideration for the payment of $200,000 by the Company. The lawsuit was filed on March 31, 1994, in New Jersey Superior Court in Morris County, New Jersey. Svedala filed a Second Amended Complaint on August 16, 1994. The lawsuit seeks recovery of costs of clean-up of a property in Mt. Olive, New Jersey and asserted that the clean-up costs totaled approximately $10 million. The lawsuit alleges that Nichols, which is a wholly-owned subsidiary of New Henley Holdings Inc., which is a direct wholly-owned subsidiary of the Company, is responsible, in whole or in part, for contaminating the property with hazardous substances during Nichols' operations there from the 1940's to the 1970's. Nichols has not engaged in business operations since approximately 1983. New Henley Holdings Inc. acquired the stock of Nichols in 1989, after Nichols was no longer operational. On February 9, 1995, Nichols filed for Chapter 7 bankruptcy protection. On July 19, 1995, the Nichols' bankruptcy plan was approved and the case was closed. On or about October 11, 1995, Svedala served a Third Amended Complaint on New Henley Holdings Inc. and The Henley Group, Inc., which was the parent company of New Henley Holdings Inc. and was a direct wholly-owned subsidiary of the Company, alleging that they are liable for the purported acts of Nichols that allegedly resulted in whole or in part, in Svedala's cleanup costs. In April 1997, The Henley Group, Inc. was merged into the Company. Neither the Company, The Henley Group, Inc. nor New

                          KOLL REAL ESTATE GROUP, INC.

Henley Holdings Inc. (collectively, "Henley") has been ordered by any federal, state or local agency to undertake any remediation at the Property. On December 15, 1995, Henley moved to dismiss Svedala's action for lack of jurisdiction and on the basis that Henley is not liable as a successor for Nichols' liability. The Superior Court denied the motion without prejudice and ordered discovery on these defenses. Attorneys for both Svedala and the Company have agreed to suspend discovery pending action by the court on the proposed bar order required under the settlement agreement.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, commenced a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, naming, among others, the Company and WT/ HRC Corporation, a direct subsidiary of the Company, as defendants in a complaint for declaratory relief and breach of contract and indemnification. The complaint alleges that WT/HRC owes Whiting a defense and indemnity for several hundred asbestos cases pending in several states, as well as for similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. All claims against the Company were dismissed in early 1998, and WT/HRC is now the only named defendant. The lawsuit is based on a 1983 Asset Purchase Agreement in which the seller, Whiting-Illinois (now named WT/HRC), sold assets and the business of its "Whiting Engineered Products Group" to plaintiff's predecessor in interest. Whiting contends that the seller agreed in the Asset Purchase Agreement to indemnify Whiting for personal injury, sickness, death or property damages claims which arise from occurrences predating the closing date (December 30, 1983). The Company has denied the allegations in the complaint and has vigorously defended the action. At present, no claims are asserted against the Company itself; instead, the only remaining claims are directed against its subsidiary, WT/HRC.

    On July 14, 1995, the Grandview/Crest Homeowners Association, representing owners of 341 condominium units, filed a lawsuit in the Orange County Superior Court naming as defendants Lake Forest Properties, Signal Landmark, Inc., now known as Signal Landmark ("Signal"), and Onyx Land Company, as well as various unaffiliated defendants (the "Grandview Lawsuit"). Lake Forest Properties was a California joint venture which was the developer of the subject 341-unit condominium project. Lake Forest Properties had two joint venture partners, Signal, an indirect subsidiary of the Company, and Onyx Land Company which was a wholly-owned subsidiary of Signal, which was dissolved and its assets transferred to Signal on December 31, 1988. Lake Forest Properties also was dissolved effective December 31, 1988. The original complaint for construction defects alleges warranty, liability, negligence and breaches of covenants, conditions and restrictions, and of fiduciary duties. On June 25, 1996, the Plaintiff filed a First Amended Complaint alleging that structural distress, life-safety hazards, and extensive water intrusion have resulted from the alleged defects in construction estimated in September 1997 at a preliminary cost of approximately $20.4 million. On March 23, 1998 the Company entered into a mutual settlement agreement with the plaintiff as well as with the Company's insurance carriers which have responsibility for the claims. The Company and its insurance carriers have agreed that the insurance carriers will bear primary responsibility for the $4.6 million settlement and related legal and other costs of defense, subject to the Company's approximately $.6 million contribution for deductibles, which does not exceed previously established reserves in the Company's balance sheet.

    On September 12, 1996, plaintiffs Edward and Helen Law, et al. filed a class action complaint in San Diego Superior Court for breach of warranties, strict liability, negligence, breach of contract, products liability, intentional misrepresentation, fraud and deceit, and negligent representation against Signal, and a former subsidiary of Signal, for damages allegedly arising out of construction deficiencies at the plaintiffs' homes in Coronado, California (the "Coronado Lawsuit"). On May 7, 1997, plaintiffs Edward and Helen Law, et al., filed a first amended complaint against Signal and its former subsidiary for the same causes of action. On September 17, 1997, plaintiffs filed a second amended complaint for construction deficiencies in the names of 126 of the homeowners in Coronado, California, as well as the Homeowners Association. On

                          KOLL REAL ESTATE GROUP, INC.

March 3, 1998 the plaintiffs asserted a claim of $13.0 million. The Company is vigorously contesting this lawsuit and is holding discussions with its insurance carriers with responsibility for the claims. The Company expects its insurance carriers to bear primary responsibility for such claims, subject to deductibles; however, there can be no assurances in that regard. The Company believes that any liability not covered by insurance for the Coronado Lawsuit will not exceed previously established reserves with respect to such uninsured liability which is reflected in the Company's balance sheet.

GUARANTEES OF COMMERCIAL PROJECT DEBT

    As of December 31, 1997, the Company has guaranteed approximately $288.9 million of the commercial development business' project loans from various banks for construction of commercial projects. If the sale of the commercial development business is completed as described in Note 4, these guarantees would be assumed by the purchaser, subject to approval by the banks. To the extent the Company is not released by certain banks from such guarantees upon completion of the transaction, the purchaser will fully indemnify the Company against any and all liability with respect to these guarantees.

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

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of AlliedSignal Inc., ("Allied") a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by EPA or other parties with respect to the site. EPA has proposed a clean-up plan which would involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of $6.2 million. EPA estimates that it has spent approximately $3.9 million to date in performing studies of the site. Under CERCLA, EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of these studies, the cost of all remedial action required at the site, and natural resources damages. In June 1995, EPA proposed a CERCLA settlement pursuant to which UOP pay approximately between $2.6 and $3.3 million in exchange for a limited covenant by EPA not to sue UOP in the future. The Company, without admission of any obligation to UOP, has determined to vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

    In June 1997, the Company entered into an agreement with The Charter Township of Calumet (the "Township"), whereby the Company has agreed to sell approximately 160 acres of its land in Michigan to the Township in exchange for the Township obtaining an agreement from EPA to release the Company, its

                          KOLL REAL ESTATE GROUP, INC.

predecessors and affiliates from any environmental liability associated with the Torch Lake Site. There can be no assurances that the Township will be successful in obtaining such a release of the Company from EPA.

NOTE 11 -- RELATED PARTY TRANSACTIONS

    Related party transactions reflected in continuing operations are as follows:

CONSTRUCTION MANAGEMENT AGREEMENTS

    In 1993, the Company entered into a construction management agreement with Koll Construction, a wholly owned subsidiary of The Koll Company, for demolition of bunkers at Bolsa Chica. In 1995, the Company also entered into a construction management agreement with Koll Construction for infrastructure construction at Rancho San Pasqual. During 1995, 1996 and the eight-month period ended September 2, 1997 the Company incurred fees aggregating approximately $500 thousand, $400 thousand and $100 thousand, respectively, to Koll Construction for these services and related reimbursements.

SERVICE AGREEMENTS

    The Company also entered into a Management Information Systems and Human Resources Services Agreement in September 1993 with Koll Management Services, Inc., also known as Koll Real Estate Services ("KRES"), a company formerly owned by a subsidiary of The Koll Company, and acquired by CB Commercial Real Estate Services Group Inc. ("CB") on August 31, 1997. Under this agreement, KRES provides computer programming, data processing organization and retention and other related services until 30 days' prior written notice of termination is given by one company to the other. Also under this agreement, KRES provided payroll, human resources and other related services through August 31, 1997. Fees and related reimbursements incurred were approximately $200 thousand for each of the years ended December 31, 1995, 1996 and the eight-month period ended September 2, 1997.

SUBLEASE AGREEMENTS

    In September 1993, the Company entered into an annual Sublease Agreement with The Koll Company to sublease a portion of The Koll Company affiliate's office building located in Newport Beach, California. Lease costs were approximately $100 thousand for each of the years ended December 31, 1995, 1996, the eight-month period ended September 2, 1997 and four-month period ended December 31, 1997, respectively, under this lease.

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

                          KOLL REAL ESTATE GROUP, INC.

    Related party transactions reflected in discontinued operations are as follows:

SALE OF COMMERCIAL DEVELOPMENT BUSINESS

    See Note 4 for a description of this related party transaction.

GENERAL CONTRACTOR AGREEMENTS

    In 1996 and 1997, the Company entered into general contractor agreements with Koll Construction in conjunction with a build-to-suit project for a third-party corporate office building in Nevada and four build-to-suit projects in California owned by the Company. During 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997 the Company incurred fees aggregating approximately $1.7 million, $9.6 million and $5.1 million, respectively, to Koll Construction in consideration for these services and related reimbursements.

SERVICE AGREEMENTS

    In September 1993, the Company entered into a Financing and Accounting Services Agreement to provide The Koll Company with financing, accounting, billing, collections and other related services until 30 days' prior written notice of termination is given by one company to the other. Fees earned for the years ended December 31, 1995, 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997, were approximately $100 thousand, $100 thousand, $21 thousand and $11 thousand, respectively.

    In addition, under the Service Agreement for Management Information Services and Human Resource Services described above, fees and related reimbursements incurred by discontinuing operations were approximately $100 thousand for each of the years ended December 31, 1995, 1996 and the eight-month period ended September 2, 1997.

SUBLEASE AGREEMENTS

    Under the Sublease Agreement with The Koll Company described above, as well as under month-to-month lease agreements which were terminated in 1996, for office space in Northern California and San Diego, California with KRES, combined lease costs were approximately $300 thousand, $300 thousand, $100 thousand and $100 thousand for the years ended December 31, 1995, 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997.

DEVELOPMENT FEES

    For the years ended December 31, 1995, 1996, the eight-month period ended September 2, 1997 and the four-month period ended December 31, 1997, the Company earned fees of approximately $2.7 million, $1.9 million, $2.3 million and $3.1 million respectively, for real estate development and disposition services provided to partnerships in which The Koll Company and certain directors and officers of the Company have an ownership interest.

JOINT BUSINESS OPPORTUNITY AGREEMENTS

    The Company and The Koll Company entered into an agreement to jointly develop business opportunities in the Pacific Rim effective February 1, 1994. Effective February 1, 1995 The Koll Company assigned its interests under this agreement to KRES. Under the terms of the agreement, the Company and KRES shared on a 50%-50% basis all income and loss from the venture. The Company's share of net loss

                          KOLL REAL ESTATE GROUP, INC.

was approximately $300 thousand, $100 thousand and less than $100 thousand for the years ended December 31, 1995 and 1996, and the period ended April 5, 1997, at which date the venture terminated, respectively. Service contracts entered into under this agreement in 1995 included construction services from Koll Construction, for which the venture paid approximately $100 thousand to Koll Construction for services rendered for each of the years ended December 31, 1995 and 1996.

    In March 1995, the Company and The Koll Company entered into an agreement to jointly develop commercial development business opportunities in Mexico. Under the terms of the agreement, the Company and The Koll Company share on a 50%-50% basis all costs and expenses incurred in connection with identifying and obtaining business opportunities and will share in all revenues generated from such opportunities on a 50%-50% basis. The Company's share of such net costs and expenses was approximately $300 thousand and $100 thousand for the ten months ended December 31, 1995 and for the year ended December 31, 1996, respectively. During the first quarter of 1996, the Company determined that, given current economic conditions in Mexico, it could more efficiently service opportunities in Mexico from its offices in California and Dallas and closed its Mexico City office. The Koll Company informed the Company that effective March 1, 1996 it would no longer fund costs and expenses related to the pursuit of commercial development opportunities in Mexico, and The Koll Company's interest was diluted accordingly.

    Effective April 1, 1994, the Company and KRES entered into an agreement to combine operations in the Northwest Region in order to become a full service real estate company in that region. This agreement was terminated effective June 30, 1996. Operating profits and losses were split on a 50%-50% basis at the end of each calendar year or portion thereof. The Company's share of profits was approximately $600 thousand and $200 thousand for the year ended December 31, 1995 and the six months ended June 30, 1996, respectively.

NOTE 12 -- RETIREMENT PLAN

    The Company has a noncontributory defined benefit retirement plan covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. In November 1996, the assets held in trust under the Company's supplemental and executive retirement plan were paid to participants in exchange for each participant's release of any future benefit claims under this plan, resulting in termination of the executive plan and the curtailment gain recorded in 1996. Net periodic pension cost was as follows (in millions):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,        EIGHT-MONTH      FOUR-MONTH
                                                             --------------------   PERIOD ENDED     PERIOD ENDED
                                                               1995       1996      SEPT. 2, 1997    DEC. 31, 1997
                                                             ---------  ---------  ---------------  ---------------
Service cost...............................................  $      --  $      --     $      --        $      --
Interest cost..............................................         .5         .5            .2               .1
Actual return on assets....................................       (1.4)       (.8)          (.8)             (.4)
Net amortization and deferral..............................        1.0         .4            .5               .3
Gain on curtailment........................................         --        (.3)           --
                                                             ---------        ---           ---              ---
Net periodic pension cost (income).........................  $      .1  $     (.2)    $     (.1)       $      --
                                                             ---------        ---           ---              ---
                                                             ---------        ---           ---              ---

                          KOLL REAL ESTATE GROUP, INC.

    The funded status and accrued pension cost at December 31, 1996 and 1997 for defined benefit plans were as follows (in millions):

                                                                                            1996       1997
                                                                                          ---------  ---------
Actuarial present value of benefit obligations:
  Vested................................................................................  $    (5.3) $    (5.4)
  Nonvested.............................................................................         --         --
                                                                                          ---------  ---------
Accumulated benefit obligation..........................................................  $    (5.3) $    (5.4)
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Projected benefit obligation............................................................  $    (5.3) $    (5.4)
Plan assets at fair value...............................................................        5.0        5.7
                                                                                          ---------  ---------
Projected benefit obligation (in excess of) less than plan assets.......................        (.3)        .3
Unrecognized net loss...................................................................         .7         --
Adjustment required to recognize additional minimum liability...........................        (.7)        --
                                                                                          ---------  ---------
(Accrued) prepaid pension cost..........................................................  $     (.3) $      .3
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    The development of the projected benefit obligation for the plans at December 31, 1996 and 1997 is based on the following assumptions: a discount rate of 7%, and an expected long-term rate of return on assets of 9%. Assets of the plans are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 13 -- CAPITAL STOCK

COMMON STOCK

    Upon completion of the Recapitalization, approximately 90.1% of the Company's equity, in the form of newly issued shares of common stock, excluding shares of common stock underlying certain options and warrants, is now owned by former holders of the Debentures and liquidated, non-contingent claims (approximately 80.3% by former holders of Senior Debentures and liquidated, non-contingent claims and 9.8% by former holders of Subordinated Debentures). The remaining 9.9% of the Company's equity is now owned, in the aggregate, by former holders of the Company's Class A Common Stock (the "Class A Common Stock" ) and Series A Preferred Stock (the "Preferred Stock") (approximately 5.8% by former holders of Preferred Stock and 4.1% by former holders of Class A Common Stock). Pursuant to approvals received at its 1997 Annual Meeting of Stockholders, the Company consolidated its Class A Common Stock and Preferred Stock into a single class of stock, through the issuance of 1.75 shares of new common stock (the "Common Stock" ) for each outstanding share of Preferred Stock and one share of Common Stock for each outstanding share of Class A Common Stock and effected a one for one hundred (1:100) reverse stock split of each outstanding share of the Company's capital stock on September 2, 1997, the effective date of the Recapitalization.

    The Company's Class A Common Stock and Preferred Stock were delisted from the Nasdaq National Market on July 14, 1997 pending completion of the Recapitalization. The Nasdaq Stock Market, Inc. listed the post-Recapitalization Common Stock of the Company on the National Market effective September 4, 1997, following completion of the Recapitalization.

                          KOLL REAL ESTATE GROUP, INC.

NOTE 14 -- STOCK PLANS

1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan were incorporated into the 1993 Plan upon its approval. Under the 1993 Plan, 7.5 million shares each (including 3 million shares each originally authorized under the 1988 Stock Plan) of Series A Preferred Stock and Class A Common Stock were reserved for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. No options have been exercised, and all options outstanding at December 31, 1996 were canceled during 1997 in connection with the Recapitalization.

    On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Company's Board of Directors approved the grant of stock options equivalent to 6% of the Company's fully diluted equity for certain directors and officers to be issued upon completion of the Recapitalization. The options have a term of ten years and vest 40% after one year, an additional 30% after two years and the final 30% after three years. Stock option grants of 759,984 shares were issued at a price of $11.99 per share based on the 20-day average closing price following completion of the Recapitalization. In connection with the pending sale of the commercial development business described in Note 4, options for an aggregate of 569,988 shares will be terminated upon completion of such sale.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 17%, risk-free interest rate of 5.75% and an expected life of 4 years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Successor Company's 1997 net loss would have been as follows:

                                                                                            AS REPORTED    PRO FORMA
                                                                                           -------------  -----------
Net income (loss) from:
  Continuing operations..................................................................    $    (1.3)    $    (1.5)
  Discontinued operations................................................................           .8            .4
                                                                                                 -----         -----
    Net loss                                                                                 $     (.5)    $    (1.1)
                                                                                                 -----         -----
                                                                                                 -----         -----
Earnings (loss) per share-basic and diluted:
  Continuing operations..................................................................    $    (.11)    $    (.12)
  Discontinued operations................................................................          .07           .03
                                                                                                 -----         -----
    Net loss per common share-basic and diluted..........................................    $    (.04)    $    (.09)
                                                                                                 -----         -----
                                                                                                 -----         -----

                          KOLL REAL ESTATE GROUP, INC.

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1996 and 1997 (in millions, except per share amounts):

                                                                 PREDECESSOR COMPANY
                                              ---------------------------------------------------------     SUCCESSOR COMPANY
                                                                                                FULL     ------------------------
                                                FIRST      SECOND       THIRD      FOURTH      PERIOD       THIRD       FOURTH
                                              ---------  -----------  ---------  -----------  ---------     -----     -----------
                                                                      (JULY 1-                             (SEPT. 3-
                                                                      SEPT. 2)                             SEPT. 30)
1997
Revenues (a),(d)............................  $    28.9   $     4.5   $      .5          --   $    33.9   $     1.6    $     2.7
Cost of sales (a),(d).......................       28.6         4.5          .5          --        33.6         1.6          2.7
Loss from continuing operations (a),(d).....       (4.1)       (9.5)      (71.9)         --       (85.5)        (.3)        (1.0)
Net income (loss) (a).......................       (4.9)       (9.5)       24.0          --         9.6          .2          (.7)
Income (loss) per common share (b)..........        N/A         N/A         N/A         N/A         N/A   $     .02    $    (.06)
Weighted average common shares outstanding
 (b)........................................        N/A         N/A         N/A         N/A         N/A        11.9         11.9


                                              FULL PERIOD
                                              -----------

1997
Revenues (a),(d)............................   $     4.3
Cost of sales (a),(d).......................         4.3
Loss from continuing operations (a),(d).....        (1.3)
Net income (loss) (a).......................         (.5)
Income (loss) per common share (b)..........   $    (.04)
Weighted average common shares outstanding
 (b)........................................        11.9

                                                                 PREDECESSOR COMPANY
                                              ---------------------------------------------------------
                                                                                                FULL
                                                FIRST      SECOND       THIRD      FOURTH      PERIOD
                                              ---------  -----------  ---------  -----------  ---------
1996
Revenues (c),(d)............................  $      .8   $    14.1   $     3.6   $    16.0   $    34.5
Cost of sales (c),(d).......................         .5        13.1         2.3        15.3        31.2
Loss from continuing operations (c),(d).....       (7.6)       (7.0)       (7.1)       (7.6)      (29.3)
Net loss (c)................................       (7.9)       (6.7)       (7.6)       (6.7)      (28.9)
Loss per common share (b)...................        N/A         N/A         N/A         N/A         N/A
Weighted average common shares outstanding
 (b)........................................        N/A         N/A         N/A         N/A         N/A

1996
Revenues (c),(d)............................
Cost of sales (c),(d).......................
Loss from continuing operations (c),(d).....
Net loss (c)................................
Loss per common share (b)...................
Weighted average common shares outstanding
 (b)........................................

------------------------

(a) The Company recorded revenues and cost of sales of $25.0 million from the sale of approximately 880 lowland acres at Bolsa Chica during the first quarter. Revenues and cost of sales of approximately $9.8 million were recorded from residential lot sales at Rancho San Pasqual, primarily in the last three quarters of the year.

(b) Per share and weighted average common shares outstanding data for periods prior to September 2, 1997 have been omitted as these amounts do not reflect the Successor Company's current capital structure.

(c) The Company recorded revenues and cost of sales of approximately $10.1 million from residential lot sales at Rancho San Pasqual primarily during the second and fourth quarters. In addition, the second quarter includes the sale of the Eagle Crest golf course at Rancho San Pasqual, and the fourth quarter includes the sale of Fairbanks Highlands as a result of the formation of a joint venture in which the Company has a continuing interest.

(d) Amounts have been reclassified to present the commercial development business as a discontinued operation.