Form 10-Q
period 1998-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 1998-05-14
CIK 840216

            This Form 10-Q consists of 15 sequentially numbered pages.

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                               ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 1998
                                                  --------------

                           Commission file number 0-17189
                                                  -------
                        CALIFORNIA COASTAL COMMUNITIES, INC.
               ------------------------------------------------------
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

Registrant's telephone number, including area code: (949) 833-3030

                         KOLL REAL ESTATE GROUP, INC.
                         ----------------------------
                    (Former name, address and fiscal year,
                         if changed since last report)

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

                       Yes   X                        No
                            ---                           ---

The number of shares of Class A Common Stock outstanding at April 30, 1998, including the shares being delivered to former debenture holders upon surrender of their debenture certificates was 11,906,378.

                         CALIFORNIA COASTAL COMMUNITIES, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1998

                                      I N D E X
                      -----------------------------------------


                                                                      Page No.
                                                                      --------
PART I -  Financial Information:

          Item 1 -  Financial Statements

                    Introduction to the Financial Statements . . . . . . .3

                    Balance Sheets -
                    December 31, 1997 and March 31, 1998 . . . . . . . . .4

                    Statements of Operations -
                    Three Months Ended March 31, 1997 and 1998 . . . . . .5

                    Statements of Cash Flows -
                    Three Months Ended March 31, 1997 and 1998 . . . . . .6

                    Notes to Financial Statements. . . . . . . . . . . . .7


          Item 2 -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . 12


PART II - Other Information:


          Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . 15

          Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . 15


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                         CALIFORNIA COASTAL COMMUNITIES, INC.

                           PART I - FINANCIAL INFORMATION


ITEM 1 -  FINANCIAL STATEMENTS


                       INTRODUCTION TO THE FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The financial information presented herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                                   BALANCE SHEETS

                                   (in millions)



                                                      December 31,     March 31,
                                                          1997           1998
                                                          ----           ----
     ASSETS

Cash and cash equivalents. . . . . . . . . . . . .      $  7.2          $  6.2
Real estate held for development or sale . . . . .         4.0             4.0
Land held for development. . . . . . . . . . . . .       133.2           134.7
Reorganization value in excess of amounts
  allocated to net assets. . . . . . . . . . . . .         3.1             3.1
Discontinued operations. . . . . . . . . . . . . .        19.3            20.8
Other assets . . . . . . . . . . . . . . . . . . .         6.5             6.5
                                                        ------          ------

                                                        $173.3          $175.3
                                                        ------          ------
                                                        ------          ------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Accounts payable and accrued liabilities. . .      $  3.5          $  5.2
     Other liabilities . . . . . . . . . . . . . .        29.7            30.0
                                                        ------          ------

     Total liabilities . . . . . . . . . . . . . .        33.2            35.2
                                                        ------          ------

Stockholders' equity:

     Common stock. . . . . . . . . . . . . . . . .          .6              .6
     Capital in excess of par value. . . . . . . .       140.0           140.0
     Accumulated deficit . . . . . . . . . . . . .         (.5)            (.5)
                                                        ------          ------

     Total stockholders' equity. . . . . . . . . .       140.1           140.1
                                                        ------          ------

                                                        $173.3          $175.3
                                                        ------          ------
                                                        ------          ------


                   See the accompanying notes to financial statements.

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                              STATEMENTS OF OPERATIONS

                      (in millions, except per share amounts)



                                                   PREDECESSOR COMPANY       SUCCESSOR COMPANY
                                                   -------------------       -----------------
                                                       THREE MONTHS             THREE MONTHS
                                                          ENDED                    ENDED
                                                      MARCH 31, 1997           MARCH 31, 1998
                                                      --------------           --------------

Revenues   . . . . . . . . . . . . . . . . . . . .       $28.9                    $  .4

Costs of Sales . . . . . . . . . . . . . . . . . .        28.7                       .1
                                                         -----                    -----

     Gross operating margin. . . . . . . . . . . .          .2                       .3

General and administrative expenses. . . . . . . .         1.4                      1.1
Interest expense . . . . . . . . . . . . . . . . .         6.3                       .3
Other expense (income), net. . . . . . . . . . . .        (3.7)                      --
                                                         -----                    -----

Loss from continuing operations before
     reorganization costs and income taxes . . . .        (3.8)                    (1.1)

Reorganization costs . . . . . . . . . . . . . . .          .2                       --
                                                         -----                    -----

Loss from continuing operations before
     income taxes. . . . . . . . . . . . . . . . .        (4.0)                    (1.1)

Provision for income taxes . . . . . . . . . . . .          .1                       --
                                                         -----                    -----

Loss from continuing operations. . . . . . . . . .        (4.1)                    (1.1)

Income (loss) from discontinued operations, net
     of income tax benefit of $0 and $0,
     respectively. . . . . . . . . . . . . . . . .         (.8)                     1.1
                                                         -----                    -----

Net (loss) income  . . . . . . . . . . . . . . . .       $(4.9)                   $  --
                                                         -----                    -----
                                                         -----                    -----

Net income per common share - basic and diluted:
    Continuing operations. . . . . . . . . . . . .         N/A                    $(.09)
    Discontinued operations. . . . . . . . . . . .         N/A                      .09
                                                                                  -----
                                                                                  $  --
                                                                                  -----
                                                                                  -----


                 See the accompanying notes to financial statements.

                         CALIFORNIA COASTAL COMMUNITIES, INC.

                               STATEMENTS OF CASH FLOWS

                                    (in millions)




                                                                   PREDECESSOR COMPANY        SUCCESSOR COMPANY
                                                                   -------------------        -----------------
                                                                       THREE MONTHS             THREE MONTHS
                                                                          ENDED                    ENDED
                                                                      MARCH 31, 1997           MARCH 31, 1998
                                                                      --------------           --------------

Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . .         $(4.9)                    $ --
     Adjustments to reconcile to cash (used) provided by
        operating activities:
          Non-cash interest expense. . . . . . . . . . . . . . .           6.2                       .3
          Gains on asset sales . . . . . . . . . . . . . . . . .           (.2)                     (.3)
          Proceeds from asset sales, net . . . . . . . . . . . .          28.8                       .3
          Investments in real estate held for development or
            sale . . . . . . . . . . . . . . . . . . . . . . . .          (1.6)                      --
          Investments in land held for development . . . . . . .           (.8)                    (1.5)
          Decrease in other assets . . . . . . . . . . . . . . .            .1                       --
          (Decrease) increase in accounts payable, accrued
            and other liabilities. . . . . . . . . . . . . . . .          (4.6)                     1.7
                                                                          -----                   -----

            Cash provided by operating activities
                 of continuing operations. . . . . . . . . . . .          23.0                       .5
                                                                          -----                   -----

            Cash used by operating activities of
                discontinued operations. . . . . . . . . . . . .         (19.3)                   (16.7)
                                                                          -----                   -----

Cash flows from financing activities:
     Borrowings of bank debt . . . . . . . . . . . . . . . . . .            .9                       --
     Repayments of bank debt . . . . . . . . . . . . . . . . . .          (9.1)                      --
     Use of restricted cash. . . . . . . . . . . . . . . . . . .            .2                       --
                                                                          -----                   -----

          Cash used by financing activities of continuing
              operations . . . . . . . . . . . . . . . . . . . .          (8.0)                      --
                                                                          -----                   -----


          Cash provided by financing activities of
              discontinued operations. . . . . . . . . . . . . .          18.6                    15.2
                                                                          -----                   -----

Net (decrease) increase in cash and cash equivalents . . . . . .          14.3                     (1.0)

Cash and cash equivalents - beginning of period. . . . . . . . .           2.1                      7.2
                                                                          -----                   -----

Cash and cash equivalents - end of period. . . . . . . . . . . .         $16.4                    $ 6.2
                                                                          -----                   -----
                                                                          -----                   -----

                 See the accompanying notes to financial statements.

                         CALIFORNIA COASTAL COMMUNITIES, INC.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     On May 1, 1998, following completion of the sale of the commercial development business (see Note 4), Koll Real Estate Group, Inc. changed its name to California Coastal Communities, Inc. (the "Company"). The Company expects the corresponding change of its stock symbol from "KREG" to "CALC" to become effective on May 29, 1998.

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

NOTE 2 - RECAPITALIZATION

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

     The results of operations and cash flows for three months ended March 31, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations and cash flows for the three months ended March 31, 1998 include operations subsequent to the Company's Recapitalization and are not comparable with prior periods for the reasons discussed above.

     The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represents the difference in the Company's estimated valuation and the Company's net assets at fair value, of approximately $3.1 million is amortized on a straight-line basis over 15 years. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets has been allocated to the commercial development business, which was sold on April 30, 1998, and is reflected in discontinued operations as of December 31, 1997 and March 31, 1998, net of related amortization.

     Reorganization costs during the period ended March 31, 1997 consisted primarily of legal, financial advisors and other professional fees and expenditures directly related to the Company's Recapitalization and were expensed as incurred.

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share is computed using the weighted average number of outstanding shares of the Successor Company's Common Stock, including the conversion rights of all Debenture holders, which expire on September 2, 1998, for periods commencing September 2, 1997. For the period ended March 31, 1998 the weighted average common shares outstanding was 11.9 million shares. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Per share data for periods prior to September 2, 1997 have been omitted as these amounts do not reflect the Successor Company's current capital structure.

NOTE 4 - DISPOSITION

     On April 30, 1998 the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.4 million in cash, which included approximately $3.4 million for 1998 activity and (2) the assumption by KDC of all liabilities related to the business. KDC is a newly formed limited liability company, whose members include the Company's former Chairman and Chief Executive Officer, Donald M. Koll and its former President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction Messrs. Koll and Ortwein resigned from their positions with the Company and Raymond J. Pacini, the Company's Chief Financial Officer since 1992, was appointed as the new President and Chief Executive Officer. The Company expects to realize a gain of approximately $9.5 million from this transaction during the second quarter.

     The following pro forma financial data as of March 31, 1998 gives effect to the sale of the commercial development business, including accruals for estimated fees of the Company's investment bankers and legal counsel, and estimated taxes payable, offset by deferred income related to a $1 million deposit received from KDC, as if the transaction had occurred on March 31, 1998 (in millions):

                                          HISTORICAL   ADJUSTMENTS    PRO FORMA
                                          ----------   -----------    ---------
     Assets:
          Cash . . . . . . . . . . . . .   $   6.2       $ 30.3        $ 36.5
          Discontinued operations. . . .      20.8        (20.8)         --
          All other assets . . . . . . .     148.3         --           148.3
                                           -------       ------        ------
                                           $ 175.3       $  9.5        $184.8
                                           -------       ------        ------
                                           -------       ------        ------

     Total liabilities . . . . . . . . .   $  35.2       $ --          $ 35.2
     Stockholders' equity. . . . . . . .     140.1          9.5         149.6
                                           -------       ------        ------
                                           $ 175.3       $  9.5        $184.8
                                           -------       ------        ------
                                           -------       ------        ------

     Discontinued operations is comprised of the following (in millions):


                                                DECEMBER 31,   MARCH 31,
                                                  1997           1998
                                                  ----           ----
     Restricted cash . . . . . . . . . . . . .   $   .2       $    .2
     Real estate held for development or sale.     87.9         101.2
     Reorganization value in excess of amounts
       allocated to net assets . . . . . . . .     13.3          13.0
     Other assets. . . . . . . . . . . . . . .      8.5           9.3
     Accounts payable and other liabilities. .    (13.1)         (9.5)
     Bank debt . . . . . . . . . . . . . . . .    (74.6)        (89.8)
     Minority interest . . . . . . . . . . . .     (2.9)         (3.6)
                                                 ------        -------
     Net assets. . . . . . . . . . . . . . . .   $ 19.3       $  20.8
                                                 ------        -------
                                                 ------        -------

     Revenues related to discontinued operations were $2.0 million and $27.2 million for the three months ended March 31, 1997 and 1998, respectively. The net loss from discontinued operations for the three months ended March 31, 1997 was $.8 million. Net income from discontinued operations for the three months ended March 31, 1998, was $1.1 million.

NOTE 5 - LAND HELD FOR DEVELOPMENT

     The Company owns approximately 340 acres located in Orange County, California adjacent to the Pacific Ocean and the Bolsa Chica lowlands (which were sold by the Company to the State of California as described below), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company's holdings include approximately 200 acres to be developed on a mesa north of the Bolsa Chica lowlands ("Warner Mesa"), approximately 100 acres on, or adjacent to, the Huntington mesa and approximately 40 acres of lowlands which were acquired in September 1997.

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

     A lawsuit (the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the court entered a judgment in favor of the Company. Plaintiffs in the CEQA Lawsuit have appealed the court's decision and the appeal is pending. The California Court of Appeal has notified the parties that a hearing will be held in June 1998, and the Company currently anticipates that a decision on this appeal may be rendered during the third quarter of 1998.

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

   On February 20, 1998, the court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and ordered the Coastal Commission to hold a third hearing on the LCP. There are numerous appeals now pending with respect to the Coastal Act Lawsuit. In addition, the Company has appealed the trial court's latest decision, and is pursuing all other available legal and administrative options. In May 1998, the Court of Appeal ordered that all pending appeals be consolidated and heard on an expedited basis. The Company currently anticipates that a decision on these appeals may be rendered during the fourth quarter of 1998. The litigation process will delay the previously planned start of infrastructure construction beyond December 31, 1998; however, the Company is unable to predict the length of such delay at this time. The Company does not believe that the litigation process will permanently prevent the Company from completing the Warner Mesa project; however, there can be no assurance in that regard or that further delays will not result.

     Upon completion of the Company's Recapitalization as discussed in Note 2, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value as of September 2, 1997, after consideration of the October 9, 1997 Coastal Commission action discussed above. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

NOTE 6 - BANK DEBT

     During the first quarter of 1997, the Company fully repaid the outstanding loan balance of approximately $7.1 million under a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation. A prepayment of $.6 million was made in January in connection with a sale of Rancho San Pasqual lots, and the remaining balance was repaid upon the sale of the Bolsa Chica lowlands.

     Cash payments for interest on bank debt were approximately $.1 million for the three months ended March 31, 1997.

NOTE 7 - INCOME TAXES

     Upon completion of the Recapitalization, the Company experienced an "ownership change" under Section 382 of the Internal Revenue Code (the "Code") as a result of the increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchanged debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company's annual use of its net operating losses ("NOLs") is generally limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate, which for September 1997 was 5.45%.

     Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business. The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $286 million as of September 2, 1997 have been reduced by approximately $81 million, resulting in remaining NOLs available of approximately $205 million as of September 2, 1997. As reduced, and subject to any disallowance resulting from the proposed IRS adjustments discussed below, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. Assuming that Section 382(1)(5) applies, the NOLs available as of March 31, 1998 are approximately $223 million.

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

     The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in Federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $132 million of available NOL carryforwards, of which none are recognized after consideration of the valuation allowance, as of March 31, 1998. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is still being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

     Cash payments for federal, state and local income taxes were approximately $.1 million for the periods ended March 31, 1997 and 1998.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

GUARANTEES OF COMMERCIAL PROJECT DEBT

     As of March 31, 1998, the Company had guaranteed approximately $286.8 million of the commercial development business' project loans from various banks for construction of commercial projects. On April 30, 1998, upon completion of sale of the commercial development business, all of these guarantees were assumed by KDC and the Company was released from most of its guarantee obligations by the respective banks. The Company has not been released by certain banks from the remaining guarantees aggregating approximately $22.7 million. KDC has fully indemnified the Company against any and all liability with respect to these guarantees, and has obtained a letter of credit in favor of the Company in the amount of $1.1 million to secure any such obligation.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

     The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. On April 30, 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly the financial statements have been reclassified to present the commercial development business as discontinued operations. The Company's immediate strategic goals are to (i) successfully appeal the February 20, 1998 court decision which ordered a third hearing before the California Coastal Commission (the "Coastal Commission") to approve the Warner Mesa (formerly known as Bolsa Chica mesa) project; (ii) complete the permitting for development of Warner Mesa; and
(iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

     Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value (which will reduce future costs of sales) and therefore, once the litigation delays are overcome and the entitlement process is completed, the Company expects to begin generating profits from the Warner Mesa project. However, with the February 1998 court decision which ordered a third hearing before the Coastal Commission to approve the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. Furthermore, due to the uncertainties associated with the appeals process, the Company is unable to predict the length of such delays at this time.

     Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 3, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased, resulting in improving prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

LIQUIDITY AND CAPITAL RESOURCES.

     The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations.

     Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has reported losses since 1991, with the exception of 1993 results which included gains on dispositions and extinguishment of debt, and 1997 results which included an extraordinary gain on extinguishment of debt, and except for the projected gain on disposition of the commercial development business in 1998, expects to report losses until such time as sales can commence at Warner Mesa. In addition, the Company's capital expenditures for project development and infrastructure are significant. The Company completed the sale of its commercial development business on April 30, 1998 as further described in
Note 4 to the Company's Financial Statements, which provided substantial liquidity to fund project development costs for Warner Mesa and general and administrative expenses. The following pro forma financial data as of March 31, 1998 gives effect to the sale of the commercial development business, including accruals for estimated fees of the Company's investment bankers and legal counsel, and estimated taxes payable, offset by deferred income related to a $1 million deposit received from KDC, as if the transaction had occurred on March 31, 1998 (in millions):


                                          HISTORICAL   ADJUSTMENTS   PRO FORMA
                                          ----------   -----------   ---------
     Assets:
          Cash . . . . . . . . . . . . .  $    6.2       $ 30.3       $  36.5
          Discontinued operations. . . .      20.8        (20.8)           --
          All other assets . . . . . . .     148.3           --         148.3
                                          --------        ------      --------
                                          $  175.3       $  9.5       $ 184.8
                                          --------        ------      --------
                                          --------        ------      --------

     Total liabilities . . . . . . . . .  $   35.2       $   --       $  35.2
     Stockholders' equity. . . . . . .       140.1          9.5         149.6
                                          --------        ------      --------
                                          $  175.3       $  9.5       $ 184.8
                                          --------        ------      --------
                                          --------        ------      --------

FINANCIAL CONDITION

     MARCH 31, 1998 COMPARED WITH DECEMBER 31, 1997

     The $1.0 million decrease in cash and cash equivalents primarily reflects spending for project development costs for Warner Mesa, and general and administrative expenses, offset by net proceeds from the sale of two commercial development projects and an industrial building in Naples, Florida during the first quarter of 1998, and the receipt of a $1.0 million deposit in connection with the sale of the commercial development business which was completed on April 30, 1998, as well as other activity presented in the Statements of Cash Flows.

     The $1.5 million increase in land held for development reflects investment in the Warner Mesa project during the first quarter.

     The $1.7 million increase in accounts payable and accrued liabilities primarily reflects the deposit received in connection with the sale of the commercial development business.

RESULTS OF OPERATIONS

     The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year. In addition, the Company's completion of the Recapitalization has significantly deleveraged its capital structure. Furthermore, the restatement of assets and liabilities to reflect fair value as of September 2, 1997 under Fresh-Start Reporting will reduce future costs of sales for Warner Mesa, while increasing interest and amortization expense related to discounted liabilities and Reorganization Value in Excess of Amounts Allocated to Net Assets.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

     The decrease in revenues from $28.9 million in the 1997 period to $.4 million in the 1998 period and the decrease in the related costs of sales from $28.7 million in the 1997 period to $.1 million in the 1998 period reflect the first quarter 1997 sale of the Bolsa Chica lowlands to the State of California for $25 million and the $3.1 million sale of a build-to-suit project in Signal Hill, California, compared with the sale of an industrial building in Naples, Florida in the first quarter of 1998.

     Except for the remaining 35 phase I residential lots at Rancho San Pasqual in Escondido, California which were sold on April 3, 1998 to a homebuilder for approximately $1.6 million, the Company does not currently expect to report any further revenues during the remainder of 1998, primarily due to the litigation delays with respect to the Warner Mesa project. The Company is completing plans to build homes on the 112 lots remaining in phase II at Rancho San Pasqual which are expected to open for sales in 1999.

     General and administrative expenses in the first quarter of 1997 include approximately $.2 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures.

     The decrease in interest expense reflects the absence in the first quarter of 1998 of (i) interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and (ii) interest on bank debt which was repaid in February 1997. The $.3 million of noncash interest expense in the first quarter of 1998 reflects interest expense on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

     The absence of other expense, net for the three months ended March 31, 1998 primarily reflects amortization of Reorganization Value in Excess of Net Assets offset by interest income. The $3.7 million in other income, net for the three months ended March 31, 1997 primarily reflects nonrecurring income from (i) the sale of a minority interest in a privately held company, and
(ii) gains recognized in connection with the settlement of certain claims.

     The benefits for income taxes for the three months ended March 31, 1997 and 1998 have been offset by corresponding valuation allowances.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NONE.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to litigation or appeals of regulatory approvals (including appeals of the trial court decisions in the CEQA Lawsuit and the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                            PART II - OTHER INFORMATION


ITEM 1 -       LEGAL PROCEEDINGS

     See Note 5 of "Notes to Financial Statements" included herein and "Item 1 - Business - Corporate Idemnification Matters" and "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6 -       EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     10.1 Employment Agreement dated as of May 1, 1998 between the Registrant and Mr. Raymond J. Pacini.

     10.2 Employment Agreement dated as of May 1, 1998 between the Registrant and Ms. Sandra G. Sciutto.

     27.1      Financial Data Schedule.

     (b)       Reports on Form 8-K:

               Current Report on Form 8-K dated February 20, 1998 attaching a press release announcing the Registrant's plans to appeal the San Diego Superior Court's ruling that the California Coastal Commission did not fully comply with the requirements of the Coastal Act when it reconsidered the Bolsa Chica Local Coastal Program Amendment during a hearing in October 1997.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CALIFORNIA COASTAL COMMUNITIES, INC.



Date  May 14,  1998                 By: /s/   Sandra G. Sciutto
      ---------------                   ------------------------------------
                                        SANDRA G. SCIUTTO
                                        Senior Vice President and
                                        Chief Financial Officer