Form 10-Q
period 1998-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 1998-08-06
CIK 840216

            This Form 10-Q consists of 15 sequentially numbered pages.

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

              -------------------------------------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1998
                                                   -------------


                           Commission file number 0-17189
                                                  -------

                        CALIFORNIA COASTAL COMMUNITIES, INC.
                        ------------------------------------
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

                      Yes   X                        No
                          -----                         -----

The number of shares of Common Stock outstanding at August 1, 1998, including shares to be delivered to former debenture holders upon surrender of their debenture certificates, was 12,006,378.

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                                     FORM 10-Q

                        FOR THE QUARTER ENDED JUNE 30, 1998

                                     I N D E X


                                                                        Page No.
                                                                        --------
PART I -  Financial Information:

          Item 1 -  Financial Statements

               Balance Sheets -
               December 31, 1997 and June 30, 1998 . . . . . . . . . . . . . 3

               Statements of Operations -
               Three Months and Six Months Ended June 30, 1997 and 1998. . . 4

               Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1998 . . . . . . . . . . . 5

               Notes to Financial Statements . . . . . . . . . . . . . . . . 6


          Item 2 -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . 11

          Item 3 -  Quantitative and Qualitative Disclosures About
                    Market Risk . . . . . . . . . . . . . . . . . . . . . . 13

PART II - Other Information:

          Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . .14

          Item 4 - Submission of Matters to a Vote of Security Holders . . .14

          Item 5 - Other Information . . . . . . . . . . . . . . . . . . . .14

          Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . .14

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                                   BALANCE SHEETS

                                   (in millions)


                                                            December 31 ,     June 30,
                                                                1997            1998
                                                               ------          ------
     ASSETS

Cash and cash equivalents  . . . . . . . . . . . . . .     $       7.2    $      33.3
Real estate held for development or sale . . . . . . .             4.0           2.4
Land held for development. . . . . . . . . . . . . . .           133.2          135.6
Reorganization value in excess of amounts
   allocated to net assets . . . . . . . . . . . . . .             3.1             .3
Discontinued operations. . . . . . . . . . . . . . . .            19.3           --
Other assets . . . . . . . . . . . . . . . . . . . . .             6.5            7.2
                                                           -----------    -----------

                                                           $     173.3    $     178.8
                                                           -----------    -----------
                                                           -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities. . . . .     $       3.5    $       1.8
     Other liabilities . . . . . . . . . . . . . . . .            29.7           29.5
                                                           -----------    -----------

     Total liabilities . . . . . . . . . . . . . . . .            33.2           31.3
                                                           -----------    -----------


Stockholders' equity:
     Common Stock. . . . . . . . . . . . . . . . . . .              .6             .6
     Capital in excess of par value. . . . . . . . . .           140.0          141.1
     Retained earnings (accumulated deficit) . . . . .             (.5)           5.8
                                                           -----------    -----------

     Total stockholders' equity. . . . . . . . . . . .           140.1          147.5
                                                           -----------    -----------

                                                           $     173.3    $     178.8
                                                           -----------    -----------
                                                           -----------    -----------


                See the accompanying notes to financial statements.

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                              STATEMENTS OF OPERATIONS

                      (in millions, except per share amounts)



                                                             Predecessor     Successor     Predecessor      Successor
                                                               Company        Company        Company         Company
                                                               -------        -------        -------         -------
                                                             Three Months   Three Months    Six Months      Six Months
                                                                 Ended         Ended          Ended           Ended
                                                             June 30, 1997  June 30, 1998  June 30, 1997  June 30, 1998
                                                             -------------  -------------  -------------  -------------
Revenues . . . . . . . . . . . . . . . . . . . . . . .          $  4.5         $  1.7         $ 33.4         $  2.1

Costs of sales . . . . . . . . . . . . . . . . . . . .             4.3            1.7           33.0            1.8
                                                                ------         ------         ------         ------

     Gross operating margin. . . . . . . . . . . . . .              .2           --               .4             .3

General and administrative expenses. . . . . . . . . .             1.8             .8            3.3            1.9
Interest expense . . . . . . . . . . . . . . . . . . .             6.5             .4           12.7             .7
Other expense (income), net. . . . . . . . . . . . . .              .4            (.5)          (3.3)           (.5)
                                                                ------         ------         ------         ------

Loss from continuing operations before
   reorganization costs and income taxes. . . . . . . .           (8.5)           (.7)         (12.3)          (1.8)

Reorganization costs . . . . . . . . . . . . . . . . .              .8           --              1.0           --
                                                                ------         ------         ------         ------

Loss from continuing operations before
   income taxes. . . . . . . . . . . . . . . . . . . .            (9.3)           (.7)         (13.3)          (1.8)

Provision (benefit) for income taxes . . . . . . . . .              .1            (.4)            .2            (.4)
                                                                ------         ------         ------         ------

Loss from continuing operations. . . . . . . . . . . .            (9.4)           (.3)         (13.5)          (1.4)

Discontinued operations:
     Income (loss) from operations, net of
        income taxes of $0, $.2, $0 and $.2,
          respectively . . . . . . . . . . . . . . . .             (.1)           (.6)           (.9)             .5

     Gain on disposition, net of income
          taxes of $3.3. . . . . . . . . . . . . . . .            --              7.2           --              7.2
                                                                ------         ------         ------         ------

Net income (loss). . . . . . . . . . . . . . . . . . .          $ (9.5)        $  6.3         $(14.4)        $  6.3
                                                                ------         ------         ------         ------
                                                                ------         ------         ------         ------

Earnings (loss) per common share - basic and diluted:
     Continuing operations . . . . . . . . . . . . . .             N/A         $ (.02)           N/A         $ (.12)
     Discontinued operations . . . . . . . . . . . . .             N/A            .55            N/A            .65
                                                                               ------                        ------
Earnings (loss) per common share - basic and diluted .             N/A         $  .53            N/A         $  .53
                                                                               ------                        ------
                                                                               ------                        ------



                See the accompanying notes to financial statements.

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                              STATEMENTS OF CASH FLOWS

                                   (in millions)


                                                                            Predecessor     Successor
                                                                              Company        Company
                                                                              -------        -------
                                                                             Six Months     Six Months
                                                                                Ended          Ended
                                                                            June 30, 1997  June 30, 1998
                                                                            -------------  -------------
Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .         $(14.4)        $  6.3
     Adjustments to reconcile to cash provided (used) by
        operating activities:
          Non-cash interest expense. . . . . . . . . . . . . . . . . .           12.6             .7
          Deferred income taxes. . . . . . . . . . . . . . . . . . . .           --              (.5)
          Gain on sale of discontinued operation . . . . . . . . . . .           --             (7.2)
          Gains on asset sales . . . . . . . . . . . . . . . . . . . .            (.2)           (.3)
          Proceeds from asset sales, net . . . . . . . . . . . . . . .           33.0            2.0
          Investments in real estate held for development or sale. . .           (2.2)           (.1)
          Investments in land held for development . . . . . . . . . .           (2.2)          (2.4)
          Decrease (increase) in other assets. . . . . . . . . . . . .             .7            (.7)
          Decrease in accounts payable, accrued
            and other liabilities. . . . . . . . . . . . . . . . . . .           (7.7)          (2.6)
                                                                               ------         ------

               Cash provided (used) by operating activities
                    of continuing operations . . . . . . . . . . . . .           19.6           (4.8)
                                                                               ------         ------

               Cash used by operating activities of
                   discontinued operations . . . . . . . . . . . . . .          (32.7)         (28.1)
                                                                               ------         ------

Cash flows from investing activities:
     Proceeds from sale of discontinued operation. . . . . . . . . . .           --             33.3
                                                                               ------         ------

Cash flows from financing activities:
     Borrowings of bank debt . . . . . . . . . . . . . . . . . . . . .             .9           --
     Repayments of bank debt . . . . . . . . . . . . . . . . . . . . .           (9.1)          --
     Use of restricted cash. . . . . . . . . . . . . . . . . . . . . .             .2           --
     Issuance of restricted stock. . . . . . . . . . . . . . . . . . .           --              1.1
                                                                               ------         ------

               Cash (used) provided by financing activities
                   of continuing operations. . . . . . . . . . . . . .           (8.0)           1.1
                                                                               ------         ------

               Cash provided by financing activities
                   of discontinued operations. . . . . . . . . . . . .           30.7           24.6
                                                                               ------         ------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .            9.6           26.1

Cash and cash equivalents - beginning of period. . . . . . . . . . . .            2.1            7.2
                                                                               ------         ------

Cash and cash equivalents - end of period. . . . . . . . . . . . . . .         $ 11.7         $ 33.3
                                                                               ------         ------
                                                                               ------         ------

                See the accompanying notes to financial statements.

                        CALIFORNIA COASTAL COMMUNITIES, INC.

                           NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     On May 1, 1998, following completion of the sale of the commercial development business (see Note 4), Koll Real Estate Group, Inc. changed its name to California Coastal Communities, Inc. The corresponding change of the Company's stock symbol from "KREG" to "CALC" was effective on May 29, 1998.

     The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the current year's previously issued Quarterly Report on Form 10-Q. The financial information presented herein reflects all adjustments, including Fresh-Start Reporting adjustments as discussed below, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.


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

     The results of operations for the three and six months ended June 30, 1997 and cash flows for the six months ended June 30, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations for the three and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 include operations subsequent to the Company's Recapitalization and are not comparable with prior periods for the reasons discussed above.

     The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represented the difference in the Company's estimated valuation and the Company's net assets at fair value, of approximately $3.1 million is amortized on a straight-line basis over 15 years. Such amount has been reduced in the current period by the amount of the net income tax provision recorded for the gain on the sale of the commercial development business pursuant to Fresh-Start Reporting. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets was allocated to the commercial development business, and is reflected in discontinued operations net of related amortization, as of December 31, 1997.

     Reorganization costs during the periods ended June 30, 1997 consisted primarily of legal, financial advisors and other professional fees and expenditures directly related to the Company's Recapitalization and were expensed as incurred.


NOTE 3 - EARNINGS PER COMMON SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share is computed using the weighted average number of outstanding shares of the Successor Company's Common Stock, including the conversion rights of all Debenture holders which expire on September 2, 1998, for periods commencing September 2, 1997. For the three months and six months ended June 30, 1998, the weighted average common shares outstanding were 12.0 million and 11.9 million shares, respectively. The weighted average common shares outstanding reflect the issuance, effective May 6, 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Per share data for periods prior to September 2, 1997 have been omitted as these amounts do not reflect the Successor Company's current capital structure.


NOTE 4 - DISPOSITION

     On April 30, 1998 the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. KDC is a newly formed limited liability company, whose members include the Company's former Chairman and Chief Executive Officer, Donald M. Koll and its former President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction, Messrs. Koll and Ortwein resigned from their positions with the Company and Raymond J. Pacini, the Company's Chief Financial Officer since 1992, was appointed as the Company's new President and Chief Executive Officer. The Company realized an after-tax gain of approximately $7.2 million ($10.5 million pretax) from this transaction.

     Discontinued operations as of December 31, 1997 was comprised of the following (in millions):

     Restricted cash . . . . . . . . . . . . . . . . . . . .    $     .2
     Real estate held for development or sale. . . . . . . .        87.9
     Reorganization value in excess of amounts
     allocated to net assets . . . . . . . . . . . . . . . .        13.3
     Other assets. . . . . . . . . . . . . . . . . . . . . .         8.5
     Accounts payable and other liabilities. . . . . . . . .       (13.1)
     Bank debt . . . . . . . . . . . . . . . . . . . . . . .       (74.6)
     Minority interest . . . . . . . . . . . . . . . . . . .        (2.9)
                                                                ---------
     Net assets. . . . . . . . . . . . . . . . . . . . . . .    $   19.3
                                                                ---------
                                                                ---------

     Revenues related to discontinued operations were $2.7 million and $4.7 million for the three and six months ended June 30, 1997, respectively, and $.9 million and $28.1 million for the three and six months ended June 30, 1998, respectively, through the date of sale. The net loss from discontinued operations for the three month and six month periods ended June 30, 1997 was $(.1) million and $(.9) million, repectively. Net income (loss) from discontinued operations for the three month and six month periods ended June 30, 1998, was $(.6) million and $.5 million, respectively, through the date of sale.

NOTE 5 - LAND HELD FOR DEVELOPMENT

     The Company owns approximately 340 acres located in Orange County, California adjacent to the Pacific Ocean and the Bolsa Chica lowlands (which were sold by the Company to the State of California as described below), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company's holdings include approximately 200 acres to be developed on a mesa north of the Bolsa Chica lowlands ("Warner Mesa"), approximately 100 acres on, or adjacent to, the Huntington mesa and approximately 40 acres of lowlands which were acquired by the Company in September 1997.

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

     A lawsuit (the California Environmental Quality Act lawsuit, the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the court entered a judgment in favor of the Company. Plaintiffs in the CEQA Lawsuit appealed the trial court's decision and on June 16, 1998, the California Court of Appeal ruled in the Company's favor by affirming the trial court's earlier decision that the Board of Supervisor's approval of the LCP was in compliance with CEQA. With this decision, the Court of Appeal rejected the contentions of the plaintiffs by concluding that the final Environmental Impact Report ("EIR") adequately considered the alternatives for treatment of archeological sites and that the County's efforts complied with the requirements for involving the federal government in the EIR process. In addition, the Court of Appeal reversed the trial court's award of attorney fees and costs to the Company's opponents because certain aspects of the trial court's decision erred on the merits and the project opponents did not accomplish anything meaningful in the CEQA Lawsuit.

     In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the trial court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") and development of any homes in the Bolsa Chica lowlands. In October 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum density from 2,500 homes to no more than 1,235 homes on Warner Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications. However, in February 1998, the trial court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and in March 1998 the trial court ordered the Coastal Commission to hold a third hearing on the LCP. In May 1998, the Company appealed the trial court's latest decision, and there are numerous other appeals pending with respect to the Coastal Act Lawsuit.

     The first set of appeals relates to the trial court's August 1997 decision. Opponents of the Warner Mesa project appealed the trial court's decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. The Company appealed the trial court's decisions which reversed the Coastal Commission's January 1996 approval (a) allowing Warner Pond to be filled and (b) allowing residential development in lowlands. All of these appeals have been consolidated and will be heard on an expedited basis. However, the Company's recent appeal of the trial court's March 1998 decision ordering a third hearing on the LCP (the "Second Appeal") has not been consolidated with the prior appeals. The Company currently anticipates that a decision on the first set of consolidated appeals may be rendered during either the fourth quarter of 1998 or the first quarter of 1999; however, various procedural aspects of the appellate process may result in further delay. In the event that the Company prevails on all of the issues raised in the first set of appeals, it would not be necessary to pursue its Second Appeal. The Company would then pursue its secondary permits to commence infrastructure construction on Warner Mesa. However, if the trial court's decisions prohibiting the filling of Warner Pond or residential development in the lowlands are upheld by the Court of Appeal, the Company will continue to pursue its Second Appeal. A favorable decision in the Second Appeal would then result in an approved LCP for up to 1,235 homes, upon certification by the Coastal Commission, which would allow the Company to complete the processing of secondary permits and commence infrastructure construction on Warner Mesa.

Alternatively, if the trial court's decision allowing relocation of the raptor habitat is overturned by the Court of Appeal, the Coastal Commission would be required to hold a third public hearing.

     While the Company is unable to predict exactly when these litigation delays will end, it hopes to start infrastructure construction sometime in 1999. The Company does not believe that the litigation process will permanently prevent it from completing the Warner Mesa project; however, there can be no assurance in that regard or that further delays will not result.

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

     Cash payments for interest on bank debt were approximately $.1 million for the three month and six month periods ended June 30, 1997.


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

     Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business. The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $286 million as of September 2, 1997 have been reduced by approximately $81 million, resulting in remaining available NOLs of approximately $205 million as of September 2, 1997. As reduced, and subject to any disallowance resulting from the proposed IRS adjustments discussed below, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. Assuming that Section 382(1)(5) applies, the NOLs available as of June 30, 1998 are approximately $212 million.

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

     The Internal Revenue Service ("IRS") has completed its examinations of the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. With respect to each examination, the IRS has proposed material audit adjustments. The Company disagrees with the positions taken by the IRS and has filed a protest with the IRS to vigorously contest the proposed adjustments. After review of the IRS's proposed adjustments, the Company estimates that, if upheld, the adjustments could result in federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could result in a disallowance of up to $132 million of available NOL carryforwards, of which none are recognized after consideration of the valuation allowance, as of June 30, 1998. The Company has not determined the extent of potential accompanying state tax liability adjustments should the proposed IRS adjustments be upheld. The Company's protest was filed in August 1995 and is still being considered by the IRS Appeals Division. Management currently believes that the IRS's positions will not ultimately result in any material adjustments to the Company's financial statements. The Company is prepared to pursue all available administrative and judicial appeal procedures with regard to this matter and the Company is advised that its dispute with the IRS could take up to five years to resolve.

     Cash payments for federal, state and local income taxes were approximately $.1 million for the three and six month periods ended June 30, 1997.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

   GUARANTEES OF COMMERCIAL PROJECT DEBT

     The Company guaranteed approximately $286.8 million of the commercial development business' project loans from various banks for construction of commercial projects. On April 30, 1998, upon completion of the sale of the commercial development business, all of these guarantees were assumed by KDC, which fully indemnified the Company against any and all liability with respect to these guarantees. In addition, the Company was released from the substantial majority of these guarantees by the various banks, although the Company has not been released by one bank from a remaining guarantee of approximately $22.7 million. KDC has fully indemnified the Company against any and all liability with respect to such guarantee, and has obtained a letter of credit in favor of the Company in the amount of $1.1 million to secure any related obligation.

ITEM 2 -            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

     The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. On April 30, 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly the financial statements have been reclassified to present the commercial development business as discontinued operations. The Company's immediate strategic goals are to (i) successfully appeal the trial court's decisions which reversed the California Coastal Commission's (the "Coastal Commission") approval of the Warner Mesa (formerly known as Bolsa Chica mesa) project, as further discussed in Note 5 to the Company's Financial Statements; (ii) complete the permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

     The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. Prior to the adoption of Fresh-Start Reporting, the relatively high book value of these assets resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value (which will reduce future costs of sales) and therefore, upon favorable completion of the litigation and entitlement processes, the Company expects to begin generating profits from the Warner Mesa project. However, with the February 1998 court decision which ordered a third hearing before the Coastal Commission to approve the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. Furthermore, due to the uncertainties associated with the litigation appeals process, the Company is unable to predict the length of such delays at this time.

     Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 2, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased, resulting in improving prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

 LIQUIDITY AND CAPITAL RESOURCES

     The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Except for the gain on disposition of the commercial development business in 1998, the Company expects to report losses or insignificant income until such time as sales can commence at Warner Mesa. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds.

     The Company completed the sale of its commercial development business on April 30, 1998 as further described in Note 4 to the Company's Financial Statements, which provided substantial liquidity to fund project development costs for Warner Mesa and general and administrative expenses.

FINANCIAL CONDITION

     JUNE 30, 1998 COMPARED WITH DECEMBER 31, 1997

     The $26.1 million increase in cash and cash equivalents primarily reflects the $33.3 million in proceeds from the sale of the commercial development business which was completed on April 30, 1998, along with net proceeds from the sales of 35 lots at Rancho San Pasqual, and an industrial building in Naples, Florida, partially offset by spending for project development costs for Warner Mesa and general and administrative expenses, as well as other activity presented in the Statements of Cash Flows.

     The $2.4 million increase in land held for development reflects investment in the Warner Mesa project during the first six months.

     The $2.8 million decrease in Reorganization value in excess of amounts allocated to net assets primarily reflects a credit resulting from the income tax provision recorded on the gain on sale of the commercial development business, pursuant to Fresh-Start Reporting as discussed in Note 2.

     The $19.3 million decrease in Discontinued operations reflects completion of the sale of the commercial development business on April 30, 1998.

     The $1.7 million decrease in accounts payable and accrued liabilities primarily reflects the payment of accrued expenses.

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

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

     The decrease in revenues from $4.5 million in the 1997 period to $1.7 million in the 1998 period and the decrease in the related costs of sales from $4.3 million in the 1997 period to $1.7 million in the 1998 period reflect the decrease in sales of Rancho San Pasqual lots in the second quarter of 1998 as compared with the same period of 1997.

     The Company does not currently expect to report any revenues during the remainder of 1998 due primarily to the litigation delays with respect to the Warner Mesa project (see Note 5). The Company is completing plans to build homes on the 112 lots remaining in phase II at Rancho San Pasqual which are expected to open for sales in 1999.

     General and administrative expenses in the second quarter of 1997 include approximately $.9 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures.

     The decrease in interest expense primarily reflects the absence in the second quarter of 1998 of interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization. The $.4 million of noncash interest expense in the second quarter of 1998 reflects interest expense on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

     Other income, net of $.5 million for the three months ended June 30, 1998 primarily reflects interest income, partially offset by amortization of Reorganization value in excess of amounts allocated to net assets. The $.4 million in other expense, net for the three months ended June 30, 1997 primarily reflects non-recurring professional fees.

     The benefit for income taxes for the three months ended June 30, 1997 has been offset by a corresponding valuation allowance.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

     The decrease in revenues from $33.4 million in the 1997 period to $2.1 million in the 1998 period and the decrease in the related costs of sales from $33.0 million in the 1997 period to $1.8 million in the 1998 period reflect the 1997 sales of the Bolsa Chica lowlands to the State of California for $25 million, lots at Rancho San Pasqual for $5.1 million and the $3.1 million sale of a build-to-suit project in Signal Hill, California, compared with the $1.7 million sale of the remaining 35 phase I residential lots at Rancho San Pasqual and the $.4 million sale of an industrial building in Naples, Florida in the first six months of 1998.

     The Company does not currently expect to report any further revenues during the remainder of 1998 due primarily to the litigation delays with respect to the Warner Mesa project (see Note 5). The Company is completing plans to build homes on the 112 lots remaining in phase II at Rancho San Pasqual which are expected to open for sales in 1999.

     General and administrative expenses in the first six months of 1997 include approximately $1.1 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures.

     The decrease in interest expense primarily reflects the absence in the first six months of 1998 of (i) interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and (ii) interest on bank debt which was repaid in February 1997. The $.7 million of noncash interest expense in the first six months of 1998 reflects interest expense on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

     Other income, net of $.5 million for the six months ended June 30, 1998 primarily reflects interest income, partially offset by amortization of Reorganization value in excess of amounts allocated to net assets. The $3.3 million in other income, net for the six months ended June 30, 1997 primarily reflects nonrecurring income from (i) the sale of a minority interest in a privately held company and (ii) gains recognized in connection with the settlement of certain claims.

     The benefit for income taxes for the six months ended June 30, 1997 has been offset by a corresponding valuation allowance.


ITEM 3 -       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to litigation or appeals of regulatory approvals (including appeals of the trial court decisions in the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                            PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

     See Note 5 of "Notes to Financial Statements" included herein, and "Item 1
- Business - Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Proposal No. 1:    THE DIRECTOR PROPOSAL.    The Company's director
     proposal recommended election of five directors to a one year term. Set forth below is a table of how the votes were cast for each nominee. Such votes constituted the affirmative votes for the Director Proposal, including all nominees, by the holders of approximately 99.7% of the outstanding Common Stock.

     Name                     Votes Cast "For Nominee"      Votes "Withheld"
     ----                     ------------------------      ----------------
     Phillip R. Burnaman II         8,680,093                    22,263
     Robert J. Gagalis              8,680,032                    22,324
     Raymond J. Pacini              8,681,740                    20,616
     Thomas W. Sabin, Jr.           8,680,303                    22,053
     J. Thomas Talbot               8,681,083                    21,273

     Proposal No. 2:  THE AUDITOR PROPOSAL.    The holders of Common Stock cast
     8,113,998 votes for and 10,047 votes against the Company's proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 (the "Auditor Proposal"). There were 578,311 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 93.2% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares were present in person or by proxy to constitute a quorum.

ITEM 5 -  OTHER INFORMATION

     Stockholders wishing to bring a proposal before the Registrant's 1999 Annual Meeting of Stockholders (but not wishing to include such proposal in the Registrant's Proxy Statement) must cause written notice of such proposal to be received by the Secretary of the Registrant at its principal executive offices no later than February 26, 1999.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     10.1 Independent Contractor Consulting Agreement dated as of May 20, 1998, among the Registrant, GSSW-REO, L.C., a Texas limited liability company, and Thomas W. Sabin, Jr.

     27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          Current Report on Form 8-K dated May 1, 1998 reporting the Registrant's name change from "Koll Real Estate Group, Inc." to "California Coastal Communities, Inc."

          Current Report on Form 8-K dated June 19, 1998 attaching a press release describing the results of the California Court of Appeal's ruling in favor of the Registrant with respect to its compliance with the California Environmental Quality Act in connection with the Registrant's development of its Warner Mesa residential community.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CALIFORNIA COASTAL COMMUNITIES, INC.


Date  August 6, 1998               By     /s/  Sandra G. Sciutto
      --------------                    -------------------------
                                        SANDRA G. SCIUTTO
                                        Senior Vice President and
                                        Chief Financial Officer