Form 10-Q
period 1998-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 1998-11-12
CIK 840216

          This Form 10-Q consists of 15 sequentially numbered pages.

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                 ---------------------------------------------

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                        Commission file number 0-17189

                     CALIFORNIA COASTAL COMMUNITIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                           02-0426634
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization.)           Identification No.)

         6 Executive Circle, Suite 250
              IRVINE, CALIFORNIA                         92614
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (949) 250-7700

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

The number of shares of Common Stock outstanding at November 1, 1998 was 11,968,075.

                     CALIFORNIA COASTAL COMMUNITIES, INC.

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                   I N D E X
                               -----------------


                                                                              Page No.
                                                                              --------
PART I -    Financial Information:

            Item 1 -    Financial Statements

                        Balance Sheets -
                        December 31, 1997 and September 30, 1998..................3

                        Statements of Operations -
                        Two-Month Period Ended September 2, 1997,
                            One-Month Period Ended September 30, 1997,
                            Three Months Ended September 30, 1998,
                            Eight-Month Period Ended September 2, 1997
                            and Nine Months Ended September 30, 1998..............4

                        Statements of Cash Flows -
                        Eight-Month Period Ended September 2, 1997,
                            One-Month Period Ended September 30, 1997
                            and Nine Months Ended September 30, 1998..............5

                        Notes to Financial Statements.............................6


            Item 2 -    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations......................11

            Item 3 -    Quantitative and Qualitative Disclosures About
                        Market Risk..............................................13


PART II - Other Information:

            Item 1 - Legal Proceedings...........................................14

            Item 6 - Exhibits and Reports on Form 8-K............................14

SIGNATURE........................................................................15


                     CALIFORNIA COASTAL COMMUNITIES, INC.

                                BALANCE SHEETS
                                --------------

                                (in millions)


                                                       December 31,      September 30,
                                                           1997              1998
                                                       ------------      -------------
                      ASSETS

Cash and cash equivalents ........................        $  7.2            $ 31.8
Real estate held for development or sale .........           4.0               2.7
Land held for development ........................         133.2             136.2
Reorganization value in excess of amounts
  allocated to net assets ........................           3.1                .3
Discontinued operations ..........................          19.3              --
Other assets .....................................           6.5               7.3
                                                          ------            ------
                                                          $173.3            $178.3
                                                          ------            ------
                                                          ------            ------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities........        $  3.5            $  1.9
  Other liabilities ..............................          29.7              29.9
                                                          ------            ------

  Total liabilities ..............................          33.2              31.8
                                                          ------            ------

Stockholders' equity:
  Common stock ...................................            .6                .6
  Capital in excess of par value .................         140.0             141.1
  Retained earnings (accumulated deficit).........           (.5)              4.8
                                                          ------            ------

  Total stockholders' equity .....................         140.1             146.5
                                                          ------            ------

                                                          $173.3            $178.3
                                                          ------            ------
                                                          ------            ------


              See the accompanying notes to financial statements.

                     CALIFORNIA COASTAL COMMUNITIES, INC.
                           STATEMENTS OF OPERATIONS
                           ------------------------

                    (in millions, except per share amounts)


                                           Predecessor        Successor          Successor         Predecessor        Successor
                                             Company           Company            Company            Company           Company
                                             -------           -------            -------            -------
                                            Two-Month         One-Month         Three Months       Eight-Month       Nine Months
                                          Period Ended       Period Ended          Ended          Period Ended          Ended
                                        September 2, 1997 September 30, 1997 September 30, 1998 September 2, 1997 September 30, 1998
                                        ----------------- ------------------ ------------------ ----------------- ------------------
Revenues .............................       $   .5             $ 1.6              $ --              $ 33.9             $ 2.1

Costs of sales .......................           .4               1.6                --                33.4               1.8
                                             ------             -----              -----             ------             -----

  Gross operating margin .............           .1               --                 --                  .5                .3

General and administrative expenses ..          2.2                .2                 .9                5.5               2.8
Interest expense .....................          4.4               --                  .3               17.1               1.0
Other expense (income), net ..........          (.3)               .1                (.2)              (3.7)              (.7)
                                             ------             -----              -----             ------             -----

Loss from continuing operations
  before reorganization costs and
  income taxes .......................         (6.2)              (.3)              (1.0)             (18.4)             (2.8)

Reorganization items:
  Reorganization costs ...............          1.8               --                 --                 2.8               --
  Fresh-start adjustments ............         63.8               --                 --                63.8               --
                                             ------             -----              -----             ------             -----

Loss from continuing operations
  before income taxes ................        (71.8)              (.3)              (1.0)             (85.0)             (2.8)

Provision (benefit) for income
  taxes ..............................           .1               --                  --                 .3               (.3)
                                             ------             -----              -----             ------             -----

Loss from continuing operations ......        (71.9)              (.3)              (1.0)             (85.3)             (2.5)

Discontinued operations:
  Income from operations,
    net of income taxes of $0, $.2,
    $0, $0 and $.2 ...................          6.4                .5                --                 5.4                .5
  Gain on disposition, net of
    income taxes of $3.3 .............          --                --                 --                 --                7.2
                                             ------             -----              -----             ------             -----

Income (loss) before extraordinary
  gain ...............................        (65.5)               .2               (1.0)             (79.9)              5.3

Extraordinary gain on
 extinguishment of debt, net of
 income taxes of $0 ..................         89.5               --                 --                89.5               --
                                             ------             -----              -----             ------             -----

Net income (loss) ....................       $ 24.0             $  .2              $(1.0)            $  9.6             $ 5.3
                                             ------             -----              -----             ------             -----
                                             ------             -----              -----             ------             -----

Earnings (loss) per common
  share - basic and diluted:
    Continuing operations ............                          $(.02)             $(.08)                               $(.20)
    Discontinued operations ..........                            .04                --                                   .64
                                                                -----              -----                                -----
                                               N/A              $ .02              $(.08)              N/A              $ .44
                                             ------             -----              -----             ------             -----
                                             ------             -----              -----             ------             -----

Weighted average common
  shares outstanding .................         N/A               11.9               12.0               N/A               12.0
                                             ------             -----              -----             ------             -----
                                             ------             -----              -----             ------             -----


              See the accompanying notes to financial statements.

                     CALIFORNIA COASTAL COMMUNITIES, INC.
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                 (in millions)


                                                                       Predecessor           Successor             Successor
                                                                         Company              Company               Company
                                                                         -------              -------               -------
                                                                       Eight-Month           One-Month            Nine Months
                                                                      Period Ended          Period Ended             Ended
                                                                    September 2, 1997    September 30, 1997    September 30, 1998
                                                                    -----------------    ------------------    ------------------
Cash flows from operating activities:
  Net income ...................................................         $  9.6                $  .2                $  5.3
  Adjustments to reconcile to cash provided (used) by
    operating activities:
    Fresh-start adjustments ....................................           63.8                  --                    --
    Extraordinary gain on extinguishment of debt ...............          (89.5)                 --                    --
    Non-cash reorganization costs ..............................            1.9                  --                    --
    Non-cash interest expense ..................................           17.1                  --                    1.0
    Deferred income taxes ......................................            --                   --                    (.5)
    Gain on sale of discontinued operation .....................            --                   --                   (7.2)
    Gains on asset sales .......................................            (.4)                 --                    (.3)
    Proceeds from asset sales, net .............................           33.5                  1.6                   2.0
    Investments in real estate held for development or sale.....           (2.3)                 (.1)                  (.4)
    Investment in land held for development ....................           (4.2)                (1.8)                 (3.0)
    Decrease (increase) in other assets ........................            1.0                  (.1)                  (.8)
    Decrease in accounts payable, accrued and
      other liabilities ........................................           (6.8)                (1.0)                 (2.4)
                                                                          -----                -----                 -----

    Cash provided (used) by operating activities
           of continuing operations ............................           23.7                 (1.2)                 (6.3)
                                                                          -----                -----                 -----

    Cash used by operating activities of
           discontinued operations .............................          (37.6)                (2.2)                (28.1)
                                                                          -----                -----                 -----

Cash flows from investing activities:
  Proceeds from sale of discontinued operation .................            --                   --                   33.3
                                                                          -----                -----                 -----

Cash flows from financing activities:
  Borrowings of bank debt ......................................             .9                  --                    --
  Repayments of bank debt ......................................           (9.1)                 --                    --
  Use of restricted cash .......................................             .2                  --                    --
  Issuance of restricted stock .................................            --                   --                    1.1
                                                                          -----                -----                 -----

    Cash (used) provided by financing activities
      of continuing operations .................................           (8.0)                 --                    1.1
                                                                          -----                -----                 -----

    Cash provided by financing activities
      of discontinued operations ...............................           27.1                  1.1                  24.6
                                                                          -----                -----                 -----

Net increase (decrease) in cash and cash equivalents ...........            5.2                 (2.3)                 24.6

Cash and cash equivalents - beginning of period ................            2.1                  7.3                   7.2
                                                                          -----                -----                 -----

Cash and cash equivalents - end of period ......................         $  7.3                $ 5.0                $ 31.8
                                                                          -----                -----                 -----
                                                                          -----                -----                 -----


              See the accompanying notes to financial statements.

                     CALIFORNIA COASTAL COMMUNITIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1 - BASIS OF PRESENTATION

     On May 1, 1998, following completion of the sale of the commercial development business (see Note 4), Koll Real Estate Group, Inc. changed its name to California Coastal Communities, Inc. The corresponding change of the Company's stock symbol from "KREG" to "CALC" was effective on May 29, 1998.

     The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the current year's previously issued Quarterly Reports on Form 10-Q. The financial information presented herein reflects all adjustments, including Fresh-Start Reporting adjustments as discussed below, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

     The results of operations for the two-month and eight-month periods ended September 2, 1997 and cash flows for the eight-month period ended September 2, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations and cash flows for the one-month period ended September 30, 1997 and the nine months ended September 30, 1998 include operations subsequent to the Company's Recapitalization and are not comparable with prior periods for the reasons discussed above.

     The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represented the difference in the Company's estimated valuation and the Company's net assets at fair value, of approximately $3.1 million is amortized on a straight-line basis over 15 years. Such amount was reduced in the second quarter of 1998 by the amount of the net income tax provision recorded for the gain on the sale of the commercial development business pursuant to Fresh-Start Reporting. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets was allocated to the commercial development business, and is reflected in discontinued operations net of related amortization, as of December 31, 1997.

     Reorganization costs during the periods ended September 2, 1997 consisted primarily of legal, financial advisors and other professional fees and expenditures directly related to the Company's Recapitalization and were expensed as incurred.

NOTE 3 - EARNINGS PER COMMON SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For periods commencing September 2, 1997, earnings per share is computed using the weighted average number of outstanding shares of the Successor Company's Common Stock. For the three months and nine months ended September 30, 1998, the weighted average common shares outstanding were 12.0 million. The weighted average common shares outstanding reflect the issuance, effective May 6, 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Per share data for periods prior to September 2, 1997 have been omitted as these amounts do not reflect the Successor Company's current capital structure.

NOTE 4 - DISPOSITION

     On April 30, 1998 the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. KDC is a newly formed limited liability company, whose members include the Company's former Chairman and Chief Executive Officer, Donald M. Koll and its former President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction, Messrs. Koll and Ortwein resigned from their positions with the Company and Raymond J. Pacini, the Company's Chief Financial Officer since 1992, became the Company's new President and Chief Executive Officer. The Company realized an after-tax gain of approximately $7.2 million ($10.5 million pretax) from this transaction.

     Discontinued operations as of December 31, 1997 was comprised of the following (in millions):


          Restricted cash.....................................      $   .2
          Real estate held for development or sale............        87.9
          Reorganization value in excess of amounts
            allocated to net assets...........................        13.3
          Other assets........................................         8.5
          Accounts payable and other liabilities..............       (13.1)
          Bank debt...........................................       (74.6)
          Minority interest...................................        (2.9)
                                                                    ------
            Net assets........................................      $ 19.3
                                                                    ------
                                                                    ------


     Revenues related to discontinued operations were $2.4 million and $26.9 million for the two and eight-month periods ended September 2, 1997, respectively, $12.3 million for the one-month period ended September 30, 1997 and $28.1 million for the nine months ended September 30, 1998, through the date of sale. The net income from discontinued operations for the two-month and eight-month periods ended September 2, 1997 was $6.3 million and $5.4 million, repectively, and $.5 million for the one-month period ended September 30, 1997. Net income from discontinued operations for the nine month period ended September 30, 1998, was $.5 million through the date of sale.

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

     On October 14, 1998, the Court of Appeal completed its hearing on the first set of appeals, which relates to the trial court's August 1997 decision. The Court of Appeal normally renders its decision within the 90 day period following such a hearing. Opponents of the Warner Mesa project appealed the trial court's decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. The Company also appealed the trial court's decisions which reversed the Coastal Commission's January 1996 approval (a) allowing Warner Pond to be filled and (b) allowing residential development in lowlands. A hearing date for the Company's appeal of the trial court's March 1998 decision on the LCP (the "Second Appeal") has not yet been scheduled by the Court of Appeal. In the event that the Company prevails on all of the relevant issues raised in the first set of appeals, it would not be necessary for the Company to pursue its Second Appeal. If the Company pursues and is successful in the Second Appeal, it would be allowed to complete the processing of secondary permits and commence infrastructure construction for up to 1,235 homes on Warner Mesa. If the Company does not prevail in the first set of appeals with respect to affirmation of the trial court's decision allowing relocation of raptor habitat, then the Coastal Commission would be required to hold a third public hearing.

     While the Company is unable to predict exactly when these litigation delays will end, it hopes to start infrastructure construction sometime in 1999. The Company does not believe that the litigation process will permanently prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further delays will not result.

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

     Cash payments for interest on bank debt were approximately $.1 million for the eight-month period ended September 2, 1997.

NOTE 7 - INCOME TAXES

     Upon completion of the Recapitalization, the Company experienced an "ownership change" under Section 382 of the Internal Revenue Code (the
"Code") as a result of the increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchanged debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company's annual use of its net operating losses ("NOLs") is generally limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. However, Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business. The Company believes that it qualifies for the "bankruptcy exception" of
Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $279 million as of September 2, 1997 have been reduced by approximately $79 million, resulting in remaining available NOLs of approximately $200 million as of September 2, 1997 after reflecting the tentative settlement with the IRS discussed below. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. The NOLs available as of September 30, 1998 are approximately $199 million after reflecting the tentative settlement with the IRS discussed below.

     If the Company were to experience another ownership change within two years of the September 2, 1997 effective date of the Recapitalization, as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the
Section 382 Limitation from and after the second ownership change would be zero, and thus would eliminate the availability of any remaining unused portion of the $200 million of NOLs which existed as of September 2, 1997.

     The Internal Revenue Service ("IRS") has proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. The Company estimates that, if upheld, the adjustments could result in federal tax liability, before interest, of approximately $17 million (net of amounts which may be payable by former affiliates pursuant to tax sharing agreements). The IRS proposed adjustments, if upheld, could also result in a disallowance of up to $132 million of available NOL carryforwards, of which none are recognized after consideration of the valuation allowance, as of September 30, 1998.

     The Company has reached a tentative settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, the Company expects to pay approximately $744,000 (which includes $280,000 of tax and $464,000 of interest through November 1998), net of the Company's refund claim for 1992 NOL carry backs of approximately $1.6 million, in full settlement of such claims. Under this agreement approximately $10 million of the Company's NOL carryforward will be disallowed. The Company expects to carry back NOLs of $8.1 million from 1992 to 1991 in connection with its refund claim. There can be no assurance that the agreement with the IRS will be completed or that the refund will be received. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company's financial statements.

     Cash payments for federal, state and local income taxes were approximately $.2 million for the eight-month period ended September 2, 1997 and approximately $.1 million for the three and nine months ended September 30, 1998.

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

ITEM 2 -         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include:
(i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. On April 30, 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly the financial statements have been reclassified to present the commercial development business as discontinued operations. The Company's immediate strategic goals are to (i) successfully appeal the trial court's decisions which reversed the California Coastal Commission's (the "Coastal Commission") approval of the Warner Mesa project, as further discussed in Note 5 to the Company's Financial Statements;
(ii) complete the permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

     The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. Prior to the adoption of Fresh-Start Reporting, the relatively high book value of these assets resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value (which will reduce future costs of sales) and therefore, upon favorable completion of the litigation and entitlement processes, the Company expects to begin generating profits from the Warner Mesa project. However, with the March 1998 court decision which ordered a third hearing before the Coastal Commission to approve the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. Furthermore, due to the uncertainties associated with the litigation appeals process, the Company is unable to predict the length of such delays at this time.

     Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 2, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties appears to have increased, resulting in improving prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

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

     The Company completed the sale of its commercial development business for $33.3 million on April 30, 1998 as further described in Note 4 to the Company's Financial Statements, which provided substantial liquidity to fund project development costs for Warner Mesa and general and administrative expenses.

FINANCIAL CONDITION

  SEPTEMBER 30, 1998 COMPARED WITH DECEMBER 31, 1997

     The $24.6 million increase in cash and cash equivalents primarily reflects the $33.3 million in proceeds from the sale of the commercial development business which was completed on April 30, 1998, along with net proceeds from the sales of 35 lots at Rancho San Pasqual, and an industrial building in Naples, Florida, partially offset by spending for project development costs for Warner Mesa and general and administrative expenses, as well as other activity presented in the Statements of Cash Flows.

     The $3.0 million increase in land held for development reflects investment in the Warner Mesa project during the first nine months of 1998.

     The $2.8 million decrease in Reorganization value in excess of amounts allocated to net assets primarily reflects a credit resulting from the income tax provision recorded for the gain on sale of the commercial development business, pursuant to Fresh-Start Reporting, as discussed in Note 2.

     The $19.3 million decrease in discontinued operations reflects completion of the sale of the commercial development business on April 30, 1998.

     The $1.6 million decrease in accounts payable and accrued liabilities primarily reflects the payment of accrued expenses.

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

  THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     The absence of revenues and related costs of sales in the 1998 period as compared to revenues of $2.1 million and related costs of sales of $2.0 million in the 1997 period reflect the second quarter 1998 completion of phase I lot sales at Rancho San Pasqual. As a result of litigation delays with respect to the Warner Mesa project (see Note 5), the Company does not currently expect to report any revenues until the third quarter of 1999, when home sales are expected to commence at the Company's 112 home project in phase II at Rancho San Pasqual.

     General and administrative expenses in the third quarter of 1997 include approximately $1.7 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures.

     The decrease in interest expense primarily reflects the absence in the third quarter of 1998 of interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization. The $.3 million of noncash interest expense in the third quarter of 1998 reflects interest expense on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

     Other income, net of $.2 million for the three months ended September 30, 1998 primarily reflects interest income, partially offset by period costs on the Warner Mesa project. The $.2 million in other expense, net for the three months ended September 30, 1997 primarily reflects non-recurring professional fees.

     The benefit for income taxes for the three months ended September 30, 1997 has been offset by a corresponding valuation allowance.

  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     The decrease in revenues from $35.5 million in the 1997 period to $2.1 million in the 1998 period and the decrease in the related costs of sales from $35.0 million in the 1997 period to $1.8 million in the 1998 period reflect the 1997 sales of the Bolsa Chica lowlands to the State of California for $25 million, lots at Rancho San Pasqual for $7.1 million and the $3.1 million sale of a build-to-suit project in Signal Hill, California, compared with the $1.7 million sale of the remaining 35 phase I residential lots at Rancho San Pasqual and the $.4 million sale of an industrial building in Naples, Florida in the first nine months of 1998. As a result of litigation delays with respect to the Warner Mesa project (see Note 5), the Company does not currently expect to report any revenues until the third quarter of 1999, when home sales are expected to commence at the Company's 112 home project in phase II at Rancho San Pasqual.

     General and administrative expenses in the first nine months of 1997 include approximately $2.8 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures.

     The decrease in interest expense primarily reflects the absence in the first nine months of 1998 of (i) interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and (ii) interest on bank debt which was repaid in February 1997. The $1.0 million of noncash interest expense in the first nine months of 1998 reflects interest expense on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

     Other income, net of $.7 million for the nine months ended September 30, 1998 primarily reflects interest income, partially offset by amortization of Reorganization value in excess of amounts allocated to net assets. The
$3.7 million in other income, net for the nine months ended September 30, 1997 primarily reflects nonrecurring income from (i) the sale of a minority interest in a privately held company and (ii) gains recognized in connection with the settlement of certain claims.

     The benefit for income taxes for the nine months ended September 30, 1997 has been offset by a corresponding valuation allowance.

ITEM 3 -         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company has completed its accounting software conversion to programs that are Year 2000 compliant at a nominal cost. The Company is conducting formal communications with all of its significant suppliers to determine the extent to which those third parties' failure to remediate their own Year 2000 issue may pose problems for the Company. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The Company anticipates completing its third party inquiries regarding Year 2000 compliance and executing any actions required, including changing suppliers if necessary, within six months, but not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project will be expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to litigation or appeals of regulatory approvals (including pending appeals of the trial court decisions in the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II - OTHER INFORMATION

ITEM 1 -         LEGAL PROCEEDINGS

     See Note 5 of "Notes to Financial Statements" included herein, and "Item 1 - Business - Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     On October 30, 1998 the Company's motion was granted in San Diego Superior Court settling the construction defect lawsuit against Signal Landmark, the Company's subsidiary, regarding homes in Coronado, California. The details of the case are more fully described in "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's insurance carriers will pay the settlement, and additional contributions from sub-contractors are expected to reimburse the Company's required deductible and share of attorney fees, resulting in no cost to the Company.


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


                                       CALIFORNIA COASTAL COMMUNITIES, INC.



Date November 12, 1998                 By /s/ Sandra G. Sciutto
     -----------------                    ---------------------------------
                                          SANDRA G. SCIUTTO
                                          Senior Vice President and
                                          Chief Financial Officer