Form 10-K405
period 1998-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 1999-03-24
CIK 840216

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-17189

                      CALIFORNIA COASTAL COMMUNITIES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             02-0426634
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

       6 EXECUTIVE CIRCLE, SUITE 250                      92614
             IRVINE, CALIFORNIA                        (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 250-7700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES /X/ NO / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was $45,751,723.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /X/ NO / /

    The number of shares of Common Stock outstanding as of March 1, 1999 was 11,477,610.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    California Coastal Communities, Inc. (the "Company") is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. In April 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements included in this Annual Report. During 1999, the Company will focus its immediate efforts to (i) successfully appeal the trial court's decisions which reversed the California Coastal Commission's (the "Coastal Commission") approvals of the Warner Mesa project, as further discussed in Note 5 to the Company's Financial Statements included in this Annual Report; (ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company's executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    WARNER MESA. The Warner Mesa property is the principal property in the Company's portfolio, located within the land area collectively known as Bolsa Chica. Warner Mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Warner Mesa is bordered on the north and east by residential development, to the south by open space and the Bolsa Chica wetlands, and to the west by the Pacific Coast Highway, the Bolsa Chica State Beach, and the Pacific Ocean. Following the Company's February 1997 sale of the approximately 880-acre Bolsa Chica wetlands property to the State of California, as described below, and the September 1997 acquisition of 40 acres of lowlands, the Company owns approximately 340 acres of the 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include approximately 200 acres to be developed on the Warner Mesa, approximately 100 acres on, or adjacent to, the Huntington mesa and the approximately 40 acres of lowlands acquired in September 1997.

    The planned community at Warner Mesa is expected to offer a broad mix of home choices, including primarily single-family homes, as well as townhomes. A Local Coastal Program ("LCP") for development of up to 3,300 homes (up to 2,500 on Warner Mesa and up to 900 on the Bolsa Chica lowlands, which were subsequently sold as discussed below) was approved by the Orange County Board of Supervisors in December 1994 and by the Coastal Commission in January 1996.

    On February 14, 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes and wetlands restoration, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach.

    A lawsuit (the California Environmental Quality Act lawsuit, the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. The Superior Court decided certain issues against the Company, and the majority of issues in favor of the Company. Both the Company and the plaintiffs appealed. On appeal, the Court of Appeal reversed the trial court, deciding all issues in favor of the Company, and thereby affirming the validity of the project approvals and the project environmental impact report ("EIR"). The Court of Appeal also reversed the trial court's award of attorneys' fees to the plaintiffs.

    In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the January 1996 approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the trial court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") and development of any homes in the Bolsa Chica lowlands. The August 1997 judgment was appealed by both the project opponents and the Company as discussed below. In October 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on Warner Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications. However, in February 1998, the trial court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and in March 1998 the trial court ordered the Coastal Commission to hold a third hearing on the LCP. In May 1998, the Company appealed the trial court's March 1998 decision on the LCP (the "Second Appeal"). A hearing date for the Second Appeal has not yet been scheduled by the Court of Appeal.

    In October 1997, opponents of the Warner Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. The Company also appealed the trial court's decisions which reversed the Coastal Commission's January 1996 approval (a) allowing Warner Pond to be filled and (b) allowing residential development in lowlands. On October 14, 1998, the Court of Appeal completed its hearing on this first set of appeals. The Court of Appeal normally renders its decision within the 90 day period following such a hearing. However, on January 21, 1999 the court ordered the matter to be resubmitted for further consideration due to the complexity of the issues. The court could render a decision at any time within 90 days of the January 21, 1999 order.

    In the event that the Company prevails on all of the relevant issues raised in the first set of appeals, it would not be necessary for the Company to pursue its Second Appeal and, upon obtaining various secondary permits, construction could commence under the January 1996 LCP approved by the Coastal Commission for development of up to 2,500 homes on Warner Mesa. Alternatively, if the Company pursues and is successful in the Second Appeal, it would then be allowed to complete the processing of secondary permits and commence infrastructure construction under the modified LCP approved by the Coastal Commission in October 1997 for development of up to 1,235 homes on Warner Mesa. If the Company does not prevail in the first set of appeals with respect to affirmation of the trial court's decision allowing relocation of raptor habitat, then the Coastal Commission would be required to hold a third public hearing on the LCP.

    While litigation delays may continue, the Company believes that if an early resolution were to occur, it would allow the start of infrastructure construction later in 1999. The Company does not believe that the litigation process will ultimately prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further delays will not result.

    The Company is processing a site plan in the City of Huntington Beach, in compliance with existing zoning, for a 16-unit project on approximately five acres of Warner Mesa. The project, known as Sandover, is adjacent to the Company's land in Orange County, and requires no approvals outside the City of Huntington Beach. A tentative tract map for the Sandover project was approved by the City's Subdivision Review Committee in February 1999 and is scheduled for a public hearing before the City's Planning Commission in April 1999. Upon approval by the Planning Commission, and subject to any appeal to the

City Council, the Company expects to begin construction of this 16-unit project in the third quarter of 1999.

    Upon completion of the Company's Recapitalization as discussed in Note 3, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    RANCHO SAN PASQUAL (FORMERLY EAGLE CREST). In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course which the Company operated from May 1993 to June 1996. The Company sold its Eagle Crest Golf Course at Rancho San Pasqual in June 1996, to a nationally recognized owner/operator of high-end daily fee golf courses and private country clubs for $6.1 million. Infrastructure construction was partially financed in 1995 and 1996 by a major financial institution which provided a total of $10 million in construction loans for the project. During the years ended 1996, 1997 and 1998 the Company sold 218, 215, and 35 residential lots, respectively, at Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $10.1 million, $9.8 million and $1.6 million, respectively. In January 1999 the Company began constructing infrastructure for the 112 lots remaining in phase II of the project and expects to commence delivering new homes in the fourth quarter of 1999.

    FAIRBANKS HIGHLANDS. This property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. The approved vesting tentative map includes 93 single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property. Under the terms of the joint venture agreement, the Company contributed its land to the venture at market value of $7.6 million in exchange for an initial cash payment of $4 million, a preferred return on its $3.6 million capital contribution and a continuing partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and plans to build all of the homes at the site. Infrastructure construction began in the fourth quarter of 1998, homebuilding in March 1999 and home sale closings are expected to commence in the first quarter of 2000.

    ALISO VIEJO. Through a subsidiary, the Company owns a 49% general partnership interest in a 230-acre project, planned for approximately 1,200 single-family residential units in southern Orange County. The property is well located, within close proximity to transportation infrastructure, employment centers and other attractions, including the Orange County (John Wayne) Airport (approximately 15 miles), the San Joaquin Hills Transportation Corridor (a quarter mile) and Laguna Beach (approximately five miles). A total of 991 homes were delivered and 33 homes were in escrow as of March 1, 1999. However, due to a significant shortfall in sales during 1995 (following the Orange County bankruptcy) versus forecast, the highly leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and established a reserve in 1995 as discussed in Note 4 to the Company's Financial Statements included in this Annual Report.

    OTHER PROPERTIES. The Company owns approximately two acres of land zoned for commercial/ industrial use in Signal Hill, California, and approximately 337 acres of resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions.

    PROPERTY DISPOSITIONS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1996, 1997 and 1998.

    ENVIRONMENTAL AND REGULATORY MATTERS. Before the Company can develop a property, it must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals.

    As more fully described above, in October 1997, the Coastal Commission approved suggested modifications to Orange County's residential development plan for Warner Mesa, in response to an August 1997 trial court order in connection with the Coastal Act Lawsuit. However, in February 1998, the trial court decided that the Coastal Commission should hold a third hearing on the LCP, as further described above. The Company has appealed the trial court's decision and expects a hearing before the Court of Appeal during the second quarter of 1999 as discussed above. Therefore, the approval process for the Warner Mesa property remains subject to the litigation described above, and there can be no assurance that further delays will not result.

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

    CORPORATE INDEMNIFICATION MATTERS. The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. (See Notes to the Company's Financial Statements included in this Annual Report.) Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of AlliedSignal Inc., a predecessor of the Company. The Company has not been named as a PRP at the site. However, AlliedSignal has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by the EPA or other parties with respect to the site. In October 1998, the EPA announced that it has received funding for and will commence implementation of a clean-up plan in the summer of 1999 which will involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of $15 million. Under CERCLA, the EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of all remedial action required at the site, and natural resources damages. If the EPA pursues such claims against UOP, the Company, without admission of any obligation to UOP, would vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

    EMPLOYEES. As of March 1, 1999 the Company and its subsidiaries had approximately 65 employees.

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

    The Company has completed its accounting software conversion to programs that are Year 2000 compliant at a cost of less than $50,000. The Company is conducting formal communications with all of its significant suppliers to determine the extent to which those third parties' failure to remediate their own Year 2000 issue may pose problems for the Company. Responses have been received from approximately 75% of the Company's significant suppliers. All responses received indicate that the supplier is currently Year 2000 compliant or that their testing is ongoing and they will be completing modifications by June 30, 1999. Management believes that no remedial action regarding suppliers will be required, however, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company anticipates completing its third party inquiries regarding Year 2000 compliance and executing any actions required, including changing suppliers if necessary, by June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is less than $50,000 and is being expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME AND TITLE                                        AGE      BUSINESS EXPERIENCE
------------------------------------------------     -----     --------------------------------------------------------
Raymond J. Pacini                                         43   President, Chief Executive Officer and a director of the
  President and Chief Executive Officer                        Company since May 1998. Chief Financial Officer and
                                                               Treasurer of the Company from prior to 1993 to May 1998.
                                                               Executive Vice President and Secretary from November
                                                               1993 to May 1998.

Sandra G. Sciutto                                         39   Chief Financial Officer, Secretary and Treasurer of the
  Senior Vice President and                                    Company since May 1998. Senior Vice President of the
  Chief Financial Officer                                      Company since February 1996 and Vice President and
                                                               Controller of the Company from March 1993 to April 1998.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located in Irvine, California. The Company and each of its subsidiaries believe that their properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on the Company's results of operations.

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

PROPERTY                           LOCATION                         ACRES   PRESENT OR PLANNED USE
---------------------------------  --------------------------  -----------  --------------------------------------
Irvine*                            Irvine, CA                          --   Headquarters

                                   Orange County, CA                  340   Oceanfront residential community
Warner Mesa

Rancho San Pasqual                 Escondido, CA                      475   Residential community

Fairbanks Highlands**              San Diego, CA                      390   Residential community

Aliso Viejo**                      Aliso Viejo, CA                     18   Residential community

Michigan Land                      Upper Peninsula, MI                337   Resort/residential lots

Signal Hill                        Signal Hill, CA                      2   Industrial land

------------------------

 * Leased
** Minority interest in partnership or limited liability company

ITEM 3. LEGAL PROCEEDINGS

    In January 1995, the CEQA Lawsuit challenging the December 1994 approvals of the Orange County Board of Supervisors was filed in the Orange County Superior Court by the Bolsa Chica Land Trust, et al. After remanding the matter to the Board of Supervisors for additional processing and findings, in January 1997 the Superior Court entered a judgment in favor of the Company. Plaintiffs appealed the Superior Court decision and on June 16, 1998 the Court of Appeal ruled in the Company's favor by affirming the Superior Court's earlier decision that the Board of Supervisors' December 1994 approvals were in compliance with CEQA.

    In March 1996, the Coastal Act Lawsuit was filed in the San Francisco County Superior Court (and later removed to San Diego Superior Court) by the Bolsa Chica Land Trust, et al. against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP in January 1996 was not in compliance with the Coastal Act and other statutory requirements. The Coastal Act Lawsuit sought to set aside the approval of the Bolsa

Chica project. In August 1997, the San Diego Superior Court rendered a judgment that returned the LCP to the Coastal Commission for further consideration in the context of two issues. The court's decision that the Coastal Commission reconsider the LCP was based on the court's determination (i) that development of homes in the lowlands is not in compliance with the Coastal Act, and (ii) that the Commission's findings regarding the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") were not in compliance with the Coastal Act. With respect to Warner Pond, the court determined in August 1997 that the Coastal Commission failed to weigh and resolve a conflict in Coastal Act policies related to the proposed filling of Warner Pond. The court's August 1997 decision required the Coastal Commission to reconsider its treatment of Warner Pond. In every other respect, the court denied challenges to the Coastal Commission's approval of the LCP for development of Warner Mesa. The court specifically approved the Coastal Commission's findings with regard to (i) the relocation of raptor habitat, (ii) the adequacy of a buffer between the new residential development and the wetlands, and (iii) treatment of archeological resources. The August 1997 judgment was appealed by both the project opponents and the Company as discussed below.

    On October 9, 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on Warner Mesa. On November 18, 1997 and February 3, 1998, the Orange County Board of Supervisors accepted the Coastal Commission's suggested modifications. However, in February 1998, the trial court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and in March 1998 the trial court ordered the Coastal Commission to hold a third hearing on the LCP. In May 1998, the Company appealed the trial court's March 1998 decision on the LCP (the "Second Appeal"). A hearing date for the Second Appeal has not yet been scheduled by the Court of Appeal.

    In October 1997, opponents of the Warner Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. The Company also appealed the trial court's decisions which reversed the Coastal Commission's January 1996 approval (a) allowing Warner Pond to be filled and (b) allowing residential development in lowlands. On October 14, 1998, the Court of Appeal completed its hearing on this first set of appeals. The Court of Appeal normally renders its decision within the 90 day period following such a hearing. However, on January 21, 1999 the court ordered the matter to be resubmitted for further consideration due to the complexity of the issues. The court could render a decision at any time within 90 days of the January 21, 1999 order.

    In the event that the Company prevails on all of the relevant issues raised in the first set of appeals, it would not be necessary for the Company to pursue its Second Appeal and, upon obtaining various secondary permits, construction could commence under the January 1996 LCP approved by the Coastal Commission for development of up to 2,500 homes on Warner Mesa. Alternatively, if the Company pursues and is successful in the Second Appeal, it would then be allowed to complete the processing of secondary permits and commence infrastructure construction under the modified LCP approved by the Coastal Commission in October 1997 for development of up to 1,235 homes on Warner Mesa. If the Company does not prevail in the first set of appeals with respect to affirmation of the trial court's decision allowing relocation of raptor habitat, then the Coastal Commission would be required to hold a third public hearing on the LCP.

    While litigation delays may continue, the Company believes that if an early resolution were to occur, it would allow the start of infrastructure construction later in 1999. The Company does not believe that the litigation process will ultimately prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further delays will not result.

    On December 24, 1998, a New Jersey court approved an October 1997 mutual settlement and release agreement between the Company and Svedala Industries, Inc. ("Svedala") settling litigation in which

Svedala filed a lawsuit naming as defendants the Company and Nichols Engineering & Research Corporation ("Nichols"), an indirect wholly-owned subsidiary of the Company, as well as several other unrelated companies. The lawsuit was filed in March 1994, in New Jersey Superior Court in Morris County, New Jersey and amended in August 1994 and October 1995. The lawsuit sought recovery of costs of clean-up of a property in Mt. Olive, New Jersey and asserted that the clean-up costs totaled approximately $10 million. The lawsuit alleged that Nichols, which is a wholly-owned subsidiary of New Henley Holdings Inc., which is a direct wholly-owned subsidiary of the Company, was responsible, in whole or in part, for contaminating the property with hazardous substances during Nichols' operations there from the 1940s to the 1970s. The settlement agreement provides the Company and its subsidiaries with a complete release of Svedala's claims for any liability arising from the facts of the lawsuit in consideration for the December 1998 payment of $200,000 to Svedala by the Company.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, commenced a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, naming, among others, the Company and WT/ HRC Corporation, a direct subsidiary of the Company, as defendants in a complaint for declaratory relief and breach of contract and indemnification. The complaint alleges that WT/HRC owes Whiting a defense and indemnity for several hundred asbestos cases pending in several states, as well as for similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. The lawsuit is based on a 1983 Asset Purchase Agreement in which the seller, Whiting-Illinois (now named WT/HRC), sold assets and the business of its "Whiting Engineered Products Group" to plaintiff's predecessor in interest. Whiting contends that the seller agreed in the Asset Purchase Agreement to indemnify Whiting for personal injury, sickness, death or property damages claims which arise from occurrences predating the closing date (December 30, 1983). The Company denied the allegations in the complaint and vigorously defended the action. All claims against the Company were dismissed in early 1998, and the WT/HRC subsidiary is now the only named defendant.

    On July 14, 1995, the Grandview/Crest Homeowners Association, representing owners of 341 condominium units, filed a lawsuit in Orange County Superior Court naming as defendants Lake Forest Properties, Signal Landmark, Inc., now known as Signal Landmark ("Signal"), and Onyx Land Company, as well as various unaffiliated defendants (the "Grandview Lawsuit"). Lake Forest Properties was a California joint venture which was the developer of the subject 341-unit condominium project. Lake Forest Properties had two joint venture partners, Signal, an indirect subsidiary of the Company, and Onyx Land Company which was a wholly-owned subsidiary of Signal, which was dissolved and its assets transferred to Signal on December 31, 1988. Lake Forest Properties also was dissolved effective December 31, 1988. The original complaint for construction defects alleged warranty, liability, negligence and breaches of covenants, conditions and restrictions, and of fiduciary duties. On June 25, 1996, the Plaintiff filed a First Amended Complaint alleging that structural distress, life-safety hazards, and extensive water intrusion had resulted from the alleged defects in construction estimated in September 1997 at a preliminary cost of approximately $20.4 million. On March 23, 1998 the Company entered into a mutual settlement agreement with the plaintiff as well as with the Company's insurance carriers which had responsibility for the claims. Pursuant to the settlement agreement, the Company's insurance carriers paid the $4.6 million settlement and related legal and other costs of defense, with a contribution from the Company of approximately $.6 million for deductibles, which did not exceed previously established reserves in the Company's balance sheet.

    On September 12, 1996, plaintiffs Edward and Helen Law, et al. filed a class action complaint in San Diego Superior Court for breach of warranties, strict liability, negligence, breach of contract, products liability, intentional misrepresentation, fraud and deceit, and negligent representation against Signal, and a former subsidiary of Signal, for damages allegedly arising out of construction deficiencies at the plaintiffs' homes in Coronado, California (the "Coronado Lawsuit"). On May 7, 1997, plaintiffs Edward and Helen Law, et al., filed a first amended complaint against Signal and its former subsidiary for the same causes of action. On September 17, 1997, plaintiffs filed a second amended complaint for construction deficiencies in the names of 126 of the homeowners in Coronado, California, as well as the Homeowners Association. On March 3, 1998 the plaintiffs asserted a claim of $13.0 million. On October 30, 1998 the Company's motion was granted in San Diego Superior Court settling the lawsuit for an aggregate of $4.1 million. The Company's insurance carriers have paid Signal Landmark's $1.7 million share of the settlement and the remaining $2.4 million of settlement payments which have been reimbursed to the carriers by subcontractors. Additional contributions from subcontractors and the insurance carriers are expected to reimburse the Company's share of attorney's fees, resulting in a cost to the Company of no more than $.1 million upon resolution of insurance claims.

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

                                                                               HIGH        LOW
                                                                             ---------  ---------
1998
First Quarter..............................................................  $   12.94  $   11.88
Second Quarter.............................................................  $   12.63  $    8.38
Third Quarter..............................................................  $    9.50  $    6.88
Fourth Quarter.............................................................  $    7.25  $    6.13

1997
First Quarter..............................................................  $   18.75  $   12.50
Second Quarter.............................................................  $   18.75  $    9.38
Third Quarter..............................................................  $   14.00  $    9.38
Fourth Quarter.............................................................  $   12.50  $   11.50

1996
First Quarter..............................................................  $   53.13  $   25.00
Second Quarter.............................................................  $   31.25  $   15.63
Third Quarter..............................................................  $   25.00  $   15.63
Fourth Quarter.............................................................  $   25.06  $   12.50

    The number of holders of record of the Company's Common Stock as of December 31, 1998 was approximately 12,600. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

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

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

    Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                                                     PAGE
                                                                                                   ---------
Selected Financial Data..........................................................................        F-1
Management's Discussion and Analysis of Financial Condition and Results of Operations............        F-3
Independent Auditors' Report.....................................................................        F-8
Balance Sheets as of December 31, 1997 and 1998..................................................        F-9
Statements of Operations for the Year Ended December 31, 1996, the Eight-Month Period Ended
 September 2, 1997, the Four-Month Period ended December 31, 1997 and the Year Ended December 31,
 1998............................................................................................       F-10
Statements of Cash Flows for the Year Ended December 31, 1996, the Eight-Month Period Ended
 September 2, 1997, the Four-Month Period ended December 31, 1997 and the Year Ended December 31,
 1998............................................................................................       F-11
Statements of Changes in Stockholders' Equity for the Three Years Ended
 December 31, 1998...............................................................................       F-12
Notes to Financial Statements....................................................................       F-13

  (2) Financial Statement Schedules:

    All schedules have been omitted since they are not applicable, not required, or the information is included in the financial statements or notes thereto.

  (3) Listing of Exhibits:

    3.01   Restated Certificate of Incorporation of the Registrant, incorporated by reference to
           Exhibit 4.02 to the Registrants Post-Effective Amendment No. 4 to Form S-4, Registration
           Statement No. 333-29883, filed August 28, 1997.
    3.02   Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the
           Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No.
           333-29883, filed August 28, 1997.
    4.01   Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit
           4.02 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement
           No. 333-29883, filed August 28, 1997.
    4.02   Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the
           Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No.
           333-29883, filed August 28, 1997.
   10.01   Tax Sharing Agreement dated as of December 18, 1989, between the Registrant and The Henley
           Group, Inc. ("Henley Group"), incorporated by reference to Exhibit 10.03 to the Registrant's
           Annual Report on Form 10-K for 1989.
   10.02   Tax Sharing Agreement dated as of December 15, 1988, between Wheelabrator Technologies, Inc.
           (formerly The Wheelabrator Group, Inc.) ("WTI") and the Registrant ("WTI Tax Sharing
           Agreement"), incorporated by reference to Exhibit 10.02 to Amendment No. 3 on Form 8 to the
           Registrant's Registration Statement on Form 10.
   10.02A  Amendment No. 1 to WTI Tax Sharing Agreement dated February 14, 1994, incorporated by reference to Exhibit 10.02A to the Registrant's Annual Report on Form 10-K for 1993.
   10.03   Tax Sharing Agreement dated as of June 10, 1992, between Henley Group and Abex Inc., incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
           for 1992.

   10.04   Amendment to Tax Sharing Agreement dated January 25, 1999 between the Registrant and Fisher
           Scientific International Inc.*
   10.05   1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.03A to the
           Registrant's Annual Report on Form 10-K for 1993.
   10.06   Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
   10.07   Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to
           Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
   10.08   Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment
           No. 3 on Form 8 to the Registrant's Registration Statement on Form 10.
   10.08A  Amendment to Retirement Plan of the Registrant dated December 8, 1993, incorporated by reference to Exhibit 10.07A to the Registrant's Annual Report on Form 10-K for 1993.
   10.09   The Koll Company 401(k) Plus Plan and Trust Agreement dated July 1, 1989 under which the
           Registrant elected to participate as an employer effective as of October 1, 1993, incorporated by reference to Exhibit 10.08 to the Registrant's Annual Report on Form 10-K
           for 1993.
   10.10   Bargain Purchase and Sale Agreement and Escrow Instructions dated as of February 14, 1997 between a subsidiary of the Registrant and the State of California, acting by and through the State Lands Commission, incorporated by reference to Exhibit 10.26 to Registrant's
           Annual Report on Form 10-K for 1996.
   10.11   Employment Agreement between the Registrant and Mr. Donald M. Koll, incorporated by reference to Exhibit 10.28 Amendment No. 2 to the Form S-4 Registration Statement,
           Registration No. 333-22121, filed April 29, 1997.
   10.12   Employment Agreement between the Registrant and Mr. Richard M. Ortwein, incorporated by reference to Exhibit 10.29 to Form S-4 Registration Statement, Registration No. 333-22121,
           filed April 29, 1997.
   10.13   Employment Agreement between the Registrant and Mr. Raymond J. Pacini, incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement, Registration No. 333-22121,
           filed April 29, 1997.
   10.13A  Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of May 1,
           1998, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998.
   10.14   Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of May 1,
           1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998.
   10.15   Independent Contractor Consulting Agreement among the Registrant, GSSW-REO, L.C., a Texas limited liability company and Thomas W. Sabin, Jr. dated as of May 20, 1998, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
   10.16   Consulting Agreement between the Registrant and Mr. Ray Wirta, incorporated by reference to
           Form S-4 Registration Statement, Registration No. 333-22121, filed April 29, 1997.
   10.17   KREG Operating Co. Stock Purchase Agreement dated as of March 30, 1998 between the
           Registrant and Koll Development Company, LLC and certain affiliates, incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for 1997.
   21.01   Subsidiaries of the Registrant.*
   27.01   Financial Data Schedule.*

------------------------

* Filed herewith.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 1999

CALIFORNIA COASTAL COMMUNITIES, INC.

By:        /s/ SANDRA G. SCIUTTO
           ----------------------------------------
           Sandra G. Sciutto
           SENIOR VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             NAME                           TITLE                    DATE
------------------------------  ------------------------------  ---------------

  /s/ PHILLIP R. BURNAMAN II
------------------------------  Director                        March 23, 1999
    Phillip R. Burnaman II

     /s/ DAVID J. MATLIN
------------------------------  Director                        March 23, 1999
       David J. Matlin

    /s/ RAYMOND J. PACINI
------------------------------  President, Chief Executive      March 23, 1999
      Raymond J. Pacini           Officer and Director

   /s/ THOMAS W. SABIN, JR.
------------------------------  Director and Chairman of the    March 23, 1999
     Thomas W. Sabin, Jr.         Board

    /s/ SANDRA G. SCIUTTO
------------------------------  Senior Vice President and       March 23, 1999
      Sandra G. Sciutto           Chief Financial Officer

     /s/ J. THOMAS TALBOT
------------------------------  Director                        March 23, 1999
       J. Thomas Talbot

                      CALIFORNIA COASTAL COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA

    Set forth below is selected financial data of the Company and its consolidated subsidiaries, which has been reclassified for prior periods to present the commercial development business as discontinued operations (see Note 4 to the Company's Financial Statements). On September 2, 1997, the Company completed a recapitalization under chapter 11 of the bankruptcy code (the "Recapitalization", see Note 3 to the Company's Financial Statements). The following information should be read in conjunction with the financial statements beginning on page F-9 of this Form 10-K.

                                                      PREDECESSOR COMPANY                     SUCCESSOR COMPANY
                                         ----------------------------------------------  ----------------------------
                                                                           EIGHT-MONTH    FOUR-MONTH
                                            YEARS ENDED DECEMBER 31,      PERIOD ENDED   PERIOD ENDED    YEAR ENDED
                                         -------------------------------  SEPTEMBER 2,   DECEMBER 31,   DECEMBER 31,
                                           1994       1995       1996         1997           1997           1998
                                         ---------  ---------  ---------  -------------  -------------  -------------
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investments (a)....................  $    13.0  $     4.8  $     2.1                   $     7.2      $    26.6
  Total assets (a).....................      413.3      276.1      256.6                       173.3          174.2
  Bank debt (b)........................     --           16.6        8.2                      --             --
  Subordinated debentures and other
    liabilities subject to compromise
    (b)................................      157.3      177.6      200.3                      --             --
  Total stockholders' equity (c).......  $   145.5  $    29.6  $     1.1                   $   140.1      $   142.7
  Shares outstanding at end of period
    (g)................................        N/A        N/A        N/A          N/A           11.9           11.5
  Book value per common share -- basic
    (g)................................        N/A        N/A        N/A          N/A      $   11.77      $   12.41
STATEMENT OF OPERATIONS DATA:
  Revenues (d),(e).....................  $    15.5  $    26.5  $    34.5    $    33.9      $     4.3      $     2.1
  Loss from continuing operations
    (e),(f)............................      (17.5)    (116.0)     (29.3)       (85.3)          (1.3)          (2.3)
  Net income (loss) (f)................      (18.0)    (116.9)     (28.9)         9.6            (.5)           4.2
PER COMMON SHARE -- BASIC AND DILUTED:
  Loss from continuing operations
    (g)................................        N/A        N/A        N/A          N/A      $    (.11)     $    (.19)
  Earnings (loss) (g)..................        N/A        N/A        N/A          N/A      $    (.04)     $     .35
WEIGHTED AVERAGE SHARES OUTSTANDING
  (g)..................................        N/A        N/A        N/A          N/A           11.9           11.9

------------------------

(a) The decreases in cash, cash equivalents and short-term investments at December 31, 1995 and 1996 are primarily attributable to the funding of project development and infrastructure costs and general and administrative expenses, partially offset by sales of real estate held for development or sale. The decrease in total assets at December 31, 1995 is primarily due to the asset revaluation of Bolsa Chica and the decrease in cash described above. The increase in cash, cash equivalents and short-term investments at December 31, 1997 primarily reflects the February 1997 sale of the Bolsa Chica lowlands partially offset by repayments of bank debt and other 1997 costs. The decrease in total assets at December 31, 1997 primarily reflects Fresh-Start Reporting adjustments recorded in connection with the Recapitalization on September 2, 1997 (see Notes 3 and 5 to the Company's Financial Statements). The increase in cash, cash equivalents and short-term investments at December 31, 1998 primarily reflects the April 1998 sale of the commercial development business, partially offset by project development costs, stock repurchases and general and administrative expenses.

(b) The increase in bank debt at December 31, 1995 reflects borrowings under credit agreements to settle litigation with former affiliates regarding tax sharing agreements and to construct infrastructure improvements at Rancho San Pasqual. The decrease in bank debt at December 31, 1996 reflects principal repayments in excess of borrowings for construction of infrastructure improvements at Rancho San Pasqual partially offset by borrowings for a Signal Landmark build-to-suit project. The decrease in bank debt at December 31, 1997 reflects the repayment of the outstanding loan balances in the first quarter of 1997. The decrease in subordinated debentures and other liabilities subject to compromise reflects the Recapitalization on September 2, 1997.

(c) The decrease in equity at December 31, 1995 reflects the net loss for the year then ended, including the asset revaluation of the Bolsa Chica lowlands and Warner Mesa properties. The decrease in equity at December 31, 1996 reflects the net loss for the year then ended, primarily due to interest expense on the subordinated debentures. The increase in equity at December 31, 1997 reflects the issuance of new Common Stock in exchange for the subordinated debentures and other liabilities subject to compromise upon completion of the recapitalization, partially offset by Fresh-Start Reporting adjustments. The increase in equity at December 31, 1998 reflects net income for the year then ended, along with the issuance of restricted stock to the Company's Chief Executive Officer, partially offset by $2.9 million of stock repurchases in December 1998 (see Note 12 to the Company's Financial Statements).

(d) The increase in 1995 revenues is due to an increase in land sales and residential and marina sales at the Company's Wentworth By The Sea project in New Hampshire. The increase in 1996 revenues reflects the sale of residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, the formation of the Fairbanks Highlands joint venture and the sale of resort/residential lots in Michigan. The increase in 1997 revenues primarily reflects the sale of the Bolsa Chica lowlands, partially offset by the absence of the Eagle Crest Golf Course sale and the formation of the Fairbanks Highlands joint venture. The decrease in revenues in 1998 reflects the absence of the 1997 sale of the Bolsa Chica lowlands and the completion of Rancho San Pasqual phase I lot sales in May 1998.

(e) Amounts have been reclassified to present the commercial development business as a discontinued operation (see Note 4 to the Company's Financial Statements).

(f) The loss from continuing operations and net loss for the year ended December 31, 1995 reflect approximately $121.1 million of charges related to write-downs of real estate properties, including the Bolsa Chica lowlands and Warner Mesa properties. The loss from continuing operations and net loss for the year ended December 31, 1996 are primarily the result of non-cash interest charged on the subordinated debentures. The net income for the eight-month period ended September 2, 1997 reflects the extraordinary gain on extinguishment of debt as a result of the Recapitalization, partially offset by Fresh-Start Reporting adjustments, reorganization costs and non-cash interest charged on the subordinated debentures. The net income for 1998 reflects the after-tax gain on sale of the commercial development business of $6.1 million, partially offset by general and administrative expenses.

(g) The new Common Stock began trading on September 2, 1997 concurrent with the Recapitalization and the one-for-one hundred (1:100) reverse stock split. Accordingly, per share information for the old common shares is not shown, as it would not be comparable.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. In April 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly, the Financial Statements have been reclassified to present the commercial development business as discontinued operations. During 1999, the Company will focus its immediate efforts to (i) successfully appeal the trial court's decisions which reversed the California Coastal Commission's (the "Coastal Commission") approvals of the Warner Mesa project, as further discussed in Note 5 to the Company's Financial Statements; (ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. Prior to the adoption of Fresh-Start Reporting, the relatively high book value of these assets resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value in September 1997 (which will reduce future costs of sales) and therefore, upon favorable completion of the litigation and entitlement processes, the Company expects to begin generating profits from the Warner Mesa project. However, with the March 1998 court decision which ordered a third hearing before the Coastal Commission to approve the LCP and various appeals pending in the Coastal Act Lawsuit (see Note 5), the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. Furthermore, due to the uncertainties associated with the litigation appeals process, the Company is unable to predict the length of such delays at this time.

    Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 3, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties have increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

LIQUIDITY AND CAPITAL RESOURCES

    The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Except for the effect of the gain on disposition of the commercial development business in 1998, the Company expects to report losses or insignificant income until such time as sales can commence at Warner Mesa. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds.

    The Company completed the sale of its commercial development business for $33.3 million on April 30, 1998 as further described in Note 4 to the Company's Financial Statements, which provided substantial liquidity to fund project development costs for Warner Mesa, stock repurchases and general and administrative expenses.

FINANCIAL CONDITION

    DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997.

    The $19.4 million increase in cash and cash equivalents primarily reflects the $33.3 million in proceeds from the sale of the commercial development business which was completed on April 30, 1998, along with net proceeds from the sales of 35 lots at Rancho San Pasqual, and an industrial building in Naples, Florida, partially offset by spending for project development costs for Warner Mesa, stock repurchases and general and administrative expenses, as well as other activity presented in the Statements of Cash Flows.

    The $4.1 million increase in land held for development reflects investment in the Warner Mesa project during 1998.

    The $3.1 million decrease in reorganization value in excess of amounts allocated to net assets primarily reflects a credit resulting from the income tax provision recorded for the gain on sale of the commercial development business, pursuant to Fresh-Start Reporting, as discussed in Note 3.

    The $19.3 million decrease in discontinued operations reflects completion of the sale of the commercial development business on April 30, 1998.

    The $1.8 million decrease in accounts payable and accrued liabilities primarily reflects the payment of accrued expenses.

    The $2.6 million increase in stockholders' equity reflects net income for the year, along with the issuance of restricted stock to the Company's Chief Executive Officer, partially offset by $2.9 million of stock repurchases in December 1998.

    DECEMBER 31, 1997 COMPARED WITH DECEMBER 31, 1996.

    The $5.1 million increase in cash and cash equivalents primarily reflects the sale of the Bolsa Chica lowlands in February 1997 for $25.0 million, partially offset by repayments of $7.1 million to Nomura Asset Capital Corporation, payments of certain liabilities, spending for project development costs primarily at Bolsa Chica, general and administrative expenses, and reorganization costs during the year ended December 31, 1997, as well as other activity presented in the Statements of Cash Flows.

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

RESULTS OF OPERATIONS

    The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from quarter to quarter and year to year. In addition, the Company's completion of the Recapitalization has significantly deleveraged its capital structure. Furthermore, the restatement of assets and liabilities to reflect fair value as of September 2, 1997 under Fresh-Start Reporting will reduce future cost of sales for Warner Mesa, while increasing interest expense related to discounted liabilities.

    1998 COMPARED WITH 1997

    The decrease in revenues from $38.2 million in 1997 to $2.1 million in 1998 and the decrease in the related costs of sales from $37.7 million in 1997 to $1.8 million in 1998 reflect the 1997 sales of the Bolsa Chica wetlands to the State of California for $25 million, lots at Rancho San Pasqual for $7.1 million and the $3.1 million sale of a build-to-suit project in Signal Hill, California, compared with the $1.7 million sale of the remaining 35 phase I residential lots at Rancho San Pasqual and the $.4 million sale of an industrial building in Naples, Florida in 1998. As a result of litigation delays with respect to the Warner Mesa project (see Note 5), the Company does not currently expect to report any revenues until the fourth quarter of

1999, when delivery of new homes is expected to commence at the Company's 112-home project in phase II at Rancho San Pasqual.

    General and administrative expenses in the eight-month period ended September 2, 1997 include approximately $2.8 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures. General and administrative expenses after excluding such non-recurring costs were $4.1 million in 1997, compared with $3.7 million in 1998.

    The decrease in interest expense primarily reflects the absence in 1998 of
(i) interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and (ii) interest on bank debt which was repaid in February 1997. The $1.4 million of noncash interest expense in 1998 reflects interest expense on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

    Other income, net of $1.5 million for the year ended December 31, 1998 primarily reflects interest income. The $4.2 million in other income, net for the year ended December 31, 1997 primarily reflects nonrecurring income from (i) the sale of a minority interest in a privately held company and (ii) gains recognized in connection with the settlement of certain claims.

    The benefit for income taxes for the year ended December 31, 1997 has been offset by a corresponding valuation allowance. For the year ended December 31, 1998, pursuant to Fresh-Start Reporting, a reduction in the income tax valuation allowances established at the Reorganization date resulted in a credit to reorganization value in excess of amounts allocated to net assets of approximately $3.0 million and an increase in capital in excess of par value of approximately $.2 million.

    1997 COMPARED WITH 1996

    The increase in revenues from asset sales of $33.6 million in 1996 to $38.2 million in 1997 and the increase in the related costs of sales from $30.2 million to $37.7 million primarily reflect the 1997 sale of the Bolsa Chica lowlands for $25.0 million, partially offset by the absence in 1997 of 1996 sales of the Fairbanks Highlands residential land for $7.6 million, the Eagle Crest Golf Course at Rancho San Pasqual for $6.1 million, and homes at Oceanside Hills for $4.9 million, as well as a $3.3 million decrease in sales of Michigan residential land.

    The $.9 million decrease in revenues from operations during the year ended December 31, 1997 as compared with the same period of 1996 reflects the absence in 1997 of 1996 revenues from golf course operations at Eagle Crest.

    The $2.8 million decrease in gross operating margins from 1996 to 1997 primarily reflects a $2.7 million decrease in margins on sales of Michigan residential land.

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

    The $7.8 million decrease in interest expense reflects the absence of interest on the subordinated debentures after they were cancelled on September 2, 1997, the effective date of the Recapitalization, and lower interest on senior bank debt which was repaid in February 1997.

    The $4.2 million in other income, net for the year ended December 31, 1997 primarily reflects an aggregate of $3.1 million of nonrecurring income from (i) the sale of a minority interest in a privately held company and (ii) gains recognized in connection with the settlement of certain claims.

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

    1996 COMPARED WITH 1995

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

    The $4.0 million decrease in other expense, net primarily reflects the absence in 1996 of a $3.0 million reserve recorded in 1995 related to the Company's investment in AV Partnership (see Note 4), and a decrease in accrued pensions and benefits approximating $4.3 million, primarily due to termination of certain group annuity contracts for the pension plan of a discontinued operation, partially offset by a $1.5 million reserve for environmental clean up costs for the Bolsa Chica wetlands (see Note 5).

    The benefit for income taxes for the year ended December 31, 1996 has been offset by a corresponding valuation allowance.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including pending appeals of the trial court decisions in the Coastal Act Lawsuit related to the Company's principal asset, Warner
Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of California Coastal Communities, Inc.:

    We have audited the accompanying balance sheets of California Coastal Communities, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in stockholders' equity for the year ended December 31, 1998 and the four-month period ended December 31, 1997 ("Successor Company"), and for the eight-month period ended September 2, 1997 and the year ended December 31, 1996 ("Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note 3 to the financial statements, on August 19, 1997, the Bankruptcy Court confirmed the Plan of Reorganization which became effective on September 2, 1997. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

    In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the four-month period ended December 31, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the eight-month period ended September 2, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

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

Deloitte & Touche LLP

Costa Mesa, California
March 5, 1999

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1998
                                                                                                 ---------  ---------
                                                                                                    (IN MILLIONS)
                                            ASSETS
Cash and cash equivalents......................................................................  $     7.2  $    26.6
Real estate held for development or sale.......................................................        4.0        3.2
Land held for development......................................................................      133.2      137.3
Reorganization value in excess of amounts allocated to net assets..............................        3.1         --
Discontinued operations........................................................................       19.3         --
Other assets...................................................................................        6.5        7.1
                                                                                                 ---------  ---------
                                                                                                 $   173.3  $   174.2
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities.....................................................  $     3.5  $     1.7
  Other liabilities............................................................................       29.7       29.8
                                                                                                 ---------  ---------
    Total liabilities..........................................................................       33.2       31.5
                                                                                                 ---------  ---------
Commitments and Contingencies

Stockholders' equity:
Common Stock--$.05 par value; 18,000,000 shares authorized; 11,906,378 and 11,477,610 shares
  outstanding, respectively....................................................................         .6         .6
Capital in excess of par value.................................................................      140.0      138.4
Retained earnings (deficit)....................................................................        (.5)       3.7
                                                                                                 ---------  ---------
    Total stockholders' equity.................................................................      140.1      142.7
                                                                                                 ---------  ---------
                                                                                                 $   173.3  $   174.2
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

See independent auditors' report and accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF OPERATIONS

                                                             PREDECESSOR COMPANY              SUCCESSOR COMPANY
                                                         ----------------------------  --------------------------------
                                                            FOR THE      EIGHT-MONTH     FOUR-MONTH         FOR THE
                                                          YEAR ENDED    PERIOD ENDED    PERIOD ENDED      YEAR ENDED
                                                         DECEMBER 31,   SEPTEMBER 2,    DECEMBER 31,     DECEMBER 31,
                                                             1996           1997            1997             1998
                                                         -------------  -------------  ---------------  ---------------
                                                                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues:
  Asset sales..........................................    $    33.6      $    33.9       $     4.3        $     2.1
  Operations...........................................           .9             --              --               --
                                                              ------         ------           -----            -----
                                                                34.5           33.9             4.3              2.1
                                                              ------         ------           -----            -----
Costs of:
  Asset sales..........................................         30.2           33.4             4.3              1.8
  Operations...........................................          1.0             --              --               --
                                                              ------         ------           -----            -----
                                                                31.2           33.4             4.3              1.8
                                                              ------         ------           -----            -----
Gross operating margin.................................          3.3             .5              --               .3
General and administrative expenses....................          8.4            5.5             1.4              3.7
Interest expense.......................................         24.9           17.1              .4              1.4
Other income...........................................         (1.4)          (3.7)            (.5)            (1.5)
                                                              ------         ------           -----            -----
Loss from continuing operations before reorganization
 items and income taxes................................        (28.6)         (18.4)           (1.3)            (3.3)
Reorganization items:
  Fresh-start adjustments..............................           --           63.8              --               --
  Reorganization costs.................................           .6            2.8              --               --
                                                              ------         ------           -----            -----
Loss from continuing operations before
 income taxes..........................................        (29.2)         (85.0)           (1.3)            (3.3)
Provision (benefit) for income taxes...................           .1             .3              --             (1.0)
                                                              ------         ------           -----            -----
Loss from continuing operations........................        (29.3)         (85.3)           (1.3)            (2.3)
Discontinued operations:
  Income from operations, net of income taxes of $0,
    $0, $0 and $.3 respectively........................           .4            5.4              .8               .4
  Gain on disposition, net of income taxes of $4.4.....           --             --              --              6.1
                                                              ------         ------           -----            -----
Income (loss) before extraordinary gain................        (28.9)         (79.9)            (.5)             4.2
Extraordinary gain on extinguishment of debt, net of
 income taxes of $0....................................           --           89.5              --               --
                                                              ------         ------           -----            -----
Net income (loss)......................................    $   (28.9)     $     9.6       $     (.5)       $     4.2
                                                              ------         ------           -----            -----
                                                              ------         ------           -----            -----
Earnings (loss) per common share -- basic and diluted:
  Continuing operations................................          N/A            N/A       $    (.11)       $    (.19)
  Discontinued operations..............................          N/A            N/A             .07              .54
  Extraordinary gain...................................          N/A            N/A              --               --
                                                                                              -----            -----
Net earnings (loss) per common share -- basic and
 diluted...............................................          N/A            N/A       $    (.04)       $     .35
                                                                                              -----            -----
                                                                                              -----            -----

See independent auditors' report and accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                            PREDECESSOR COMPANY            SUCCESSOR COMPANY
                                                        ----------------------------  ----------------------------
                                                        FOR THE YEAR    EIGHT-MONTH    FOUR-MONTH       FOR THE
                                                            ENDED      PERIOD ENDED   PERIOD ENDED    YEAR ENDED
                                                        DECEMBER 31,   SEPTEMBER 2,   DECEMBER 31,   DECEMBER 31,
                                                            1996           1997           1997           1998
                                                        -------------  -------------  -------------  -------------
                                                                              (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss)...................................    $   (28.9)     $     9.6      $     (.5)     $     4.2
  Adjustments to reconcile to cash provided (used) by
    operating activities:
    Fresh-start adjustments...........................           --           63.8             --             --
    Extraordinary gain on extinguishment of debt......           --          (89.5)            --             --
    Non-cash reorganization costs.....................           --            1.9             --             --
    Depreciation and amortization.....................           .2             --             .1             --
    Non-cash interest expense.........................         23.2           17.1             .4            1.4
    Deferred income taxes.............................           --             --             --           (1.4)
    Gain on sale of discontinued operation............           --             --             --           (6.1)
    Gains on asset sales..............................         (3.3)           (.4)            --            (.3)
    Proceeds from asset sales, net....................         31.5           33.5            4.2            2.0
    Investments in real estate held for development or
      sale............................................         (9.0)          (2.3)           (.2)           (.9)
    Investment in land held for development...........         (3.6)          (4.2)          (3.2)          (4.1)
    Decrease (increase) in other assets...............         (2.8)           1.0            (.2)           (.6)
    Decrease in accounts payable, accrued and other
      liabilities.....................................         (5.3)          (6.8)          (2.1)          (3.1)
    Other, net........................................           .4             --             .6             --
                                                             ------         ------         ------         ------
      Cash provided (used) by operating activities of
        continuing operations.........................          2.4           23.7            (.9)          (8.9)
                                                             ------         ------         ------         ------
      Cash used by operating activities of
        discontinued operations.......................        (10.5)         (37.6)         (35.4)         (27.8)
                                                             ------         ------         ------         ------
Cash flows from investing activities:
  Proceeds from sale of discontinued operation........           --             --             --           33.3
                                                             ------         ------         ------         ------
Cash flows from financing activities:
  Borrowings of bank debt.............................          9.8             .9             --             --
  Repayments of bank debt.............................        (18.2)          (9.1)            --             --
  Use of restricted cash..............................          2.3             .2             --             --
  Issuance of restricted stock........................           --             --             --            1.1
  Repurchases of common stock.........................           --             --             --           (2.9)
                                                             ------         ------         ------         ------
    Cash used by financing activities of continuing
      operations......................................         (6.1)          (8.0)            --           (1.8)
                                                             ------         ------         ------         ------
    Cash provided by financing activities of
      discontinued operations.........................         11.4           27.1           36.2           24.6
                                                             ------         ------         ------         ------
Net increase (decrease) in cash and cash
  equivalents.........................................         (2.8)           5.2            (.1)          19.4
Cash and cash equivalents -- beginning of period......          4.9            2.1            7.3            7.2
                                                             ------         ------         ------         ------
Cash and cash equivalents -- end of period............    $     2.1      $     7.3      $     7.2      $    26.6
                                                             ------         ------         ------         ------
                                                             ------         ------         ------         ------

See independent auditors' report and accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                         DEFERRED
                                 SERIES A       CLASS A                   CAPITAL IN   PROCEEDS FROM     MINIMUM       RETAINED
                                 PREFERRED      COMMON                     EXCESS OF       STOCK         PENSION       EARNINGS
                                   STOCK         STOCK     COMMON STOCK    PAR VALUE     ISSUANCE       LIABILITY      (DEFICIT)
                               -------------  -----------  -------------  -----------  -------------  -------------  -------------
                                                                          (IN MILLIONS)
Balance December 31, 1995....    $      .4     $     2.4     $      --     $   229.9     $    (1.1)     $    (1.0)     $  (201.0)
  Net loss...................           --            --            --            --            --             --          (28.9)
  Minimum pension
    liability................           --            --            --            --            --             .4             --
  Valuation adjustment to
    deferred proceeds from
    stock issuance...........           --            --            --           (.7)           .7             --             --
                                       ---         -----           ---    -----------        -----          -----    -------------
Balance December 31, 1996....           .4           2.4            --         229.2           (.4)           (.6)        (229.9)
  Net income (Eight-month
    period -- Predecessor
    Company).................           --            --            --            --            --             --            9.6
                                       ---         -----           ---    -----------        -----          -----    -------------
Predecessor Company Balance
 at September 2, 1997........           .4           2.4            --         229.2           (.4)           (.6)        (220.3)

Recapitalization and
 Fresh-Start Adjustments:
  Cancel Class A Common and
    Series A Preferred
    Shares...................          (.4)         (2.4)           --            --            --             --             --
  Issue New Common Shares....           --            --            .6            --            .4             --             --
  Fresh-Start Adjustments....           --            --            --         (89.2)           --             --          220.3
                                       ---         -----           ---    -----------        -----          -----    -------------
Successor Company Balance at
 September 3, 1997...........           --            --            .6         140.0            --            (.6)            --
  Net loss (Four-month
    period -- Successor
    Company).................           --            --            --            --            --             --            (.5)
  Minimum pension
    liability................           --            --            --            --            --             .6             --
                                       ---         -----           ---    -----------        -----          -----    -------------
Successor Company Balance at
 December 31, 1997...........           --            --            .6         140.0            --             --            (.5)
  Net income.................           --            --            --            --            --             --            4.2
  Pre-Reorganization net
    operating loss...........           --            --            --            .2            --             --             --
  Restricted stock grant.....           --            --            --           1.1            --             --             --
  Stock repurchases..........           --            --            --          (2.9)           --             --             --
                                       ---         -----           ---    -----------        -----          -----    -------------
Balance December 31, 1998....    $      --     $      --     $      .6     $   138.4     $      --      $      --      $     3.7
                                       ---         -----           ---    -----------        -----          -----    -------------
                                       ---         -----           ---    -----------        -----          -----    -------------


                                 TOTAL
                               ---------

Balance December 31, 1995....  $    29.6
  Net loss...................      (28.9)
  Minimum pension
    liability................         .4
  Valuation adjustment to
    deferred proceeds from
    stock issuance...........         --
                               ---------
Balance December 31, 1996....        1.1
  Net income (Eight-month
    period -- Predecessor
    Company).................        9.6
                               ---------
Predecessor Company Balance
 at September 2, 1997........       10.7
Recapitalization and
 Fresh-Start Adjustments:
  Cancel Class A Common and
    Series A Preferred
    Shares...................       (2.8)
  Issue New Common Shares....        1.0
  Fresh-Start Adjustments....      131.1
                               ---------
Successor Company Balance at
 September 3, 1997...........      140.0
  Net loss (Four-month
    period -- Successor
    Company).................        (.5)
  Minimum pension
    liability................         .6
                               ---------
Successor Company Balance at
 December 31, 1997...........      140.1
  Net income.................        4.2
  Pre-Reorganization net
    operating loss...........         .2
  Restricted stock grant.....        1.1
  Stock repurchases..........       (2.9)
                               ---------
Balance December 31, 1998....  $   142.7
                               ---------
                               ---------

See independent auditors' report and accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BASIS OF PRESENTATION

    The principal activities of California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company", formerly known as Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties Inc.) include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

    On September 2, 1997, the Company completed a recapitalization which resulted in the exchange of all the then existing Debentures, Series A Preferred Stock and Class A Common Stock into new Common Stock. In addition, upon the recapitalization, the Company adopted the provisions of Statement of Position No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). The recapitalization is further described in
Note 3.

    On April 30, 1998, the Company sold its commercial development business as further described in Note 4. Accordingly, the financial results of the commercial development business have been treated as discontinued operations in the accompanying financial statements. Immediately following the sale, Koll Real Estate Group, Inc. was renamed California Coastal Communities, Inc.

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

                      CALIFORNIA COASTAL COMMUNITIES, INC.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (Note 3). During the year ended December 31, 1998, no provision for impairment was considered necessary.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED TO NET ASSETS

    Reorganization Value in Excess of Amounts Allocated to Net Assets arose from the adoption of Fresh-Start Reporting upon completion of the Company's recapitalization on September 2, 1997 (Note 3) and is being amortized on a straight-line basis over 15 years. The Company evaluates the recoverability of this intangible asset at each balance sheet date. The recoverability of this intangible is determined by comparing the carrying value of the intangible to the estimated income of the Company on an undiscounted cash flow basis. Any impairment is recorded at the date of determination. Approximately $13.6 million of such value was allocated to the commercial development business, which has been reflected in discontinued operations as of December 31, 1997 (Note 4).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company accounted for the cost of post-retirement benefits other than pensions, which are primarily health care related, during each employee's active working career under a plan which was frozen

                      CALIFORNIA COASTAL COMMUNITIES, INC.

in 1993. As of December 31, 1997 and 1998 the accrued unfunded costs totaled $.4 million and $.2 million, respectively.

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

EARNINGS PER COMMON SHARE

    The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". For periods commencing September 2, 1997, earnings per share is computed using the weighted average number of outstanding shares of the Successor Company's Common Stock. The weighted average common shares outstanding were 11.9 million for the four-month period ended December 31, 1997 and the year ended December 31, 1998. The weighted average common shares outstanding reflect the issuance, effective May 6, 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant, and the repurchase and cancellation of 490,000 shares in December 1998. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Per share data for periods prior to September 2, 1997 have been omitted as these amounts do not reflect the Successor Company's current capital structure.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There is no difference between net income (loss) and comprehensive income (loss) for the year ended December 31, 1998. Adjustments to minimum pension liabilities are included in comprehensive income (loss).

    The Company also adopted SFAS No. 131, "Disclosures about Segments and Enterprise and Related Information." The adoption of this standard did not have any effect on the financial statement disclosures.

    In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132") which standardizes the disclosure requirements for pensions and other postretirement benefit plans. This new statement does not change the measurement or recognition of those plans.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

    SFAS 132 and 133 will be adopted in 1999 as required. Management believes the adoption of these standards will not have a material effect on the Company's financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

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

    The Recapitalization provided for a restructuring of the Company's capital structure. The only impaired parties under the Recapitalization were the holders of (a) the Company's 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Senior Debentures"), (b) the Company's 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Subordinated Debentures") (collectively, the "Debentures"), (c) liquidated, non-contingent claims, and (d) equity securities of the Company. The prepackaged plan did not alter the Company's obligations to its other creditors, including its trade creditors, customers, employees, holders of contingent and unliquidated claims, holders of guaranty claims, and parties to contracts with the Company. Under the Recapitalization, Senior Debenture holders and Subordinated Debenture holders received 56 shares and 28 shares, respectively, for each $1,000 of principal amount of their Debentures outstanding as of March 15, 1997, and holders of liquidated, non-contingent claims received 56 shares for each $1,000 of their claims (all after consolidation of all outstanding shares of preferred and common stock into a single class of newly issued common stock and the reverse split described below).

    Upon implementation of the Recapitalization, $216.9 million book value of Debentures and other liabilities subject to compromise were cancelled in exchange for equity, resulting in an $89.5 million extraordinary gain on extinguishment of debt. This gain was partially offset by $57.1 million of net adjustments to revalue all assets and liabilities to reflect fair value as of September 2, 1997 as required by Fresh-Start Reporting. The results of operations and cash flows for the year ended December 31, 1996 and

                      CALIFORNIA COASTAL COMMUNITIES, INC.

the eight-month period ended September 2, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations and cash flows for the four-month period ended December 31, 1997 and the year ended December 31, 1998 include operations subsequent to the Company's Recapitalization and reflect the effects of Fresh-Start Reporting. Operations for the four-month period ended December 31, 1997 and the year ended December 31, 1998 are not comparable with prior periods for the reasons discussed above.

    The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represents the difference in the Company's estimated valuation and the Company's net assets at fair value, of $3.1 million is amortized on a straight-line basis over 15 years. Such amount was reduced in 1998 by the amount of the income tax provision recorded for the gain on the sale of the commercial development business, pursuant to Fresh-Start Reporting. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets was originally allocated to such business, and is reflected in discontinued operations net of related amortization as of December 31, 1997.

    Professional fees and expenditures directly related to the Company's Recapitalization are classified as reorganization costs and were expensed as incurred. Reorganization costs during the period ended September 2, 1997 consisted primarily of legal, financial advisors and other professional fees, incentive compensation to directors and officers of the Company and costs related to the solicitation of security holder acceptances of the Recapitalization.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

    On April 30, 1998, the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. KDC is a newly formed limited liability company, whose members include the Company's former Chairman and Chief Executive Officer, Donald M. Koll and its former President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction, Messrs. Koll and Ortwein resigned from their positions with the Company and Raymond J. Pacini, the Company's Chief Financial Officer since 1992, became the Company's new President and Chief Executive Officer. The Company realized an after-tax gain of approximately $6.1 million ($10.5 million pretax) from this transaction.

    Discontinued operations as of December 31, 1997 was comprised of the following (in millions):

                                                                                                   1997
                                                                                                 ---------
Restricted cash................................................................................  $      .2
Real estate held for development or sale.......................................................       82.1
Reorganization value in excess of amounts allocated to net assets..............................       13.3
Other assets...................................................................................        7.4
Accounts payable and other liabilities.........................................................       (6.2)
Bank debt......................................................................................      (74.6)
Minority interest..............................................................................       (2.9)
                                                                                                 ---------
Net assets.....................................................................................  $    19.3
                                                                                                 ---------
                                                                                                 ---------

                      CALIFORNIA COASTAL COMMUNITIES, INC.

    Revenues related to discontinued operations were $10.3 million, $26.9 million, $17.3 million and $28.1 million for the year ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the year ended December 31, 1998 through the date of sale, respectively. Net income from discontinued operations for the year ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the year ended December 31, 1998 through the date of sale was $.4 million, $5.4 million, $.8 million and $.4 million, respectively. Net income for the eight-month period ended September 2, 1997 reflects the recording of $13.6 million in Reorganization Value in Excess of Amounts Allocated to Net Assets, partially offset by a $6.9 million write-off of goodwill as required by Fresh-Start Reporting.

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business, now known as Hearthside Homes, Inc., are residential land development and homebuilding, focusing on the entry-level and first time move-up market segments. The principal project of the acquired business is a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In connection with the acquisition, the Company paid $1.2 million in cash and a $.5 million note, issued 2 million shares (pre-reverse split) of Class A Common Stock and warrants to purchase an additional 2 million shares (pre-reverse split) which were cancelled in November 1996. The Company guaranteed approximately $4.8 million of capital contribution notes due to AV Partnership, which notes are primarily payable out of positive net cash flow to be generated by the partnership interest and are due in April 1999. Due to a significant shortfall in sales during 1995 (following the Orange County bankruptcy) versus forecast, the highly leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company does not expect to receive a financial return from this partnership and in 1995 reserved for its contingent obligation on $4.8 million of capital contribution notes. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of $4.8 million of capital contribution notes. While the Company has reserved for this contingent obligation, the Company intends to dispute the enforceability of the guaranty. Nevertheless, a reserve relating to the contingent obligation on the capital contribution notes, including accrued interest thereon, of $6.5 million and $6.9 million at December 31, 1997 and 1998, respectively, for this partnership is included in other liabilities.

    Summarized financial information of AV Partnership is presented below at December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998 (in millions, except home closings):

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Balance Sheet Data:
  Total assets...................................................             $    84.9  $    47.7
  Total project debt and other liabilities.......................                 101.8       60.4
                                                                              ---------  ---------
  Partners' capital (deficit)....................................             $   (16.9) $   (12.7)
                                                                              ---------  ---------
                                                                              ---------  ---------
Statement of Operations Data:
  Revenues.......................................................  $    44.3  $    85.3  $   101.0
  Expenses.......................................................      (55.5)     (94.0)     (96.8)
                                                                   ---------  ---------  ---------
  Net income (loss)..............................................  $   (11.2) $    (8.7) $     4.2
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Home Closings....................................................        158        357        378
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The Company uses the equity method to account for its investment in AV Partnership and accordingly, the statement of operations includes a loss of $1.2 million for the year ended December 31, 1996.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

The losses recorded in 1996, 1997 and 1998 reflect accrued interest on the capital contribution notes due to the partnership discussed above, as the Company's net investment is $0.

NOTE 5 -- LAND HELD FOR DEVELOPMENT

    The Company owns approximately 340 acres located in Orange County, California adjacent to the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California as described below), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company's holdings include approximately 200 acres to be developed on a mesa north of the Bolsa Chica wetlands ("Warner Mesa"), approximately 100 acres on, or adjacent to, the Huntington mesa and approximately 40 acres of wetlands which were acquired by the Company in September 1997.

    The planned community at Warner Mesa is expected to offer a broad mix of home choices, including primarily single-family homes, as well as townhomes. A Local Coastal Program ("LCP") for development of up to 3,300 homes (up to 2,500 on Warner Mesa and up to 900 on the Bolsa Chica lowlands, which were subsequently sold as discussed below) was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the "Coastal Commission") in January 1996.

    On February 14, 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes and wetlands restoration, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach.

    A lawsuit (the California Environmental Quality Act lawsuit, the "CEQA Lawsuit") challenging the approvals of the Board of Supervisors was filed in January 1995. The Superior Court decided certain issues against the Company, and the majority of issues in favor of the Company. Both the Company and the plaintiffs appealed. On appeal, the Court of Appeal reversed the trial court, deciding all issues in favor of the Company, and thereby affirming the validity of the project approvals and the project environmental impact report ("EIR"). The Court of Appeal also reversed the trial court's award of attorneys' fees to the plaintiffs.

    In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the trial court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Warner Mesa ("Warner Pond") and development of any homes in the Bolsa Chica lowlands. The August 1997 judgment was appealed by both the project opponents and the Company as discussed below. In October 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on Warner Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications. However, in February 1998, the trial court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and in March 1998 the trial court ordered the Coastal Commission to hold a third hearing on the LCP. In May 1998, the Company appealed the trial court's March 1998 decision on the LCP (the "Second Appeal"). A hearing date for the Second Appeal has not yet been scheduled by the Court of Appeal.

    In October 1997, opponents of the Warner Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996

                      CALIFORNIA COASTAL COMMUNITIES, INC.

approval allowing relocation of certain raptor habitat. The Company also appealed the trial court's decisions which reversed the Coastal Commission's January 1996 approval (a) allowing Warner Pond to be filled and (b) allowing residential development in lowlands. On October 14, 1998, the Court of Appeal completed its hearing on this first set of appeals. The Court of Appeal normally renders its decision within the 90 day period following such a hearing. However, on January 21, 1999 the court ordered the matter to be resubmitted for further consideration due to the complexity of the issues. The court could render a decision at any time within 90 days of the January 21 order.

    In the event that the Company prevails on all of the relevant issues raised in the first set of appeals, it would not be necessary for the Company to pursue its Second Appeal and, upon obtaining various secondary permits, construction could commence under the January 1996 LCP approved by the Coastal Commission for development of up to 2,500 homes on Warner Mesa. Alternatively, if the Company pursues and is successful in the Second Appeal, it would then be allowed to complete the processing of secondary permits and commence infrastructure construction under the modified LCP approved by the Coastal Commission in October 1997 for development of up to 1,235 homes on Warner Mesa. If the Company does not prevail in the first set of appeals with respect to affirmation of the trial court's decision allowing relocation of raptor habitat, then the Coastal Commission would be required to hold a third public hearing on the LCP.

    While litigation delays may continue, the Company believes that if an early resolution were to occur, it would allow the start of infrastructure construction later in 1999. The Company does not believe that the litigation process will ultimately prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further delays will not result.

    The Company is processing a site plan in the City of Huntington Beach, in compliance with existing zoning, for a 16-unit project on approximately five acres of Warner Mesa. The project, known as Sandover, is adjacent to the Company's land in the County of Orange, and requires no approvals outside the City of Huntington Beach. A tentative tract map for the Sandover project was approved by the City's Subdivision Review Committee in February 1999 and is scheduled for a public hearing before the City's Planning Commission in April 1999. Upon approval by the Planning Commission, and subject to any appeal to the City Council, the Company expects to begin construction of this 16-unit project in the third quarter of 1999.

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

                      CALIFORNIA COASTAL COMMUNITIES, INC.

NOTE 6 -- BANK DEBT

    In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon sale of homes, with any remaining amount due in January 2000. The original maturity date may be extended at Signal Landmark's option for up to two additional six month periods. The loan provides a facility of $14.3 million at an interest rate of prime plus three-fourths percent.

    In August 1996, Signal Landmark entered into a construction loan agreement, guaranteed by the parent, to fund $2.0 million for construction of a build-to-suit project in Signal Hill, California. During 1996 and 1997, $1.1 million and $.9 million was drawn, respectively, and the loan was repaid in March 1997 upon sale of the project.

    In December 1994, the Company entered into a letter of credit and reimbursement agreement with Nomura Asset Capital Corporation ("Nomura") to fund payment of the settlement of litigation with former affiliates regarding tax sharing agreements in excess of $7.5 million to be funded by the Company. In February 1995, the Company paid an aggregate of $22 million to settle the litigation, of which $15.5 million was funded by borrowings under the letter of credit and reimbursement agreement and the balance of $6.5 million from restricted cash. The Company repaid $8.4 million and $7.1 million of such borrowings during 1996 and 1997, respectively. In December 1994, the Company also entered into a construction loan agreement with Nomura to partially fund infrastructure construction at Rancho San Pasqual, the Company's golf/residential property in San Diego County. The Company borrowed and repaid an aggregate of $10.0 million during 1995 and 1996, under this loan agreement. In February 1997, the outstanding Nomura loan balance was fully repaid with a portion of the proceeds from a sale of Rancho San Pasqual lots and the sale of the Bolsa Chica wetlands, and the loan agreements were terminated.

    The Company made cash payments for interest on bank debt of $1.5 million and $.2 million for the year ended December 31, 1996 and the eight-month period ended September 2, 1997, respectively.

NOTE 7 -- OTHER LIABILITIES

    Other liabilities were comprised of the following as of December 31 (in millions):

                                                                                 1997       1998
                                                                               ---------  ---------
Net deferred taxes and other tax liabilities.................................  $    14.5  $    14.5
Accrued pensions and benefits................................................        3.0        2.7
Contingent obligation on capital contribution notes..........................        6.5        6.9
Accrued indemnity obligations................................................       11.3       10.4
Unamortized discount.........................................................       (5.6)      (4.7)
                                                                               ---------  ---------
                                                                               $    29.7  $    29.8
                                                                               ---------  ---------
                                                                               ---------  ---------

NOTE 8 -- INCOME TAXES

    Upon completion of the Recapitalization, the Company experienced an "ownership change" under Section 382 of the Internal Revenue Code (the "Code") as a result of the increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchange debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership

                      CALIFORNIA COASTAL COMMUNITIES, INC.

change, the Company's annual use of its net operating losses ("NOLs") is generally limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. However, Section 382(l)(5) of the Code, the "bankruptcy exception," provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business.

    The Company believes that it qualifies for the "bankruptcy exception" of
Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 have been reduced by approximately $79 million, resulting in remaining NOLs available of approximately $192 million after reflecting the settlement with the IRS discussed below. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. The NOLs available as of December 31, 1998 are approximately $189 million after reflecting activity subsequent to September 2, 1997 and the settlement with the IRS discussed below.

    If the Company were to experience another ownership change within two years of the September 2, 1997 effective date of the Recapitalization, as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the Section 382 Limitation from and after the second ownership change would be zero, and thus would eliminate the availability of any remaining unused portion of the $192 million of NOLs which existed as of September 2, 1997. The Company estimates that since September 2, 1997 it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 25% as of December 31, 1998.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                                               1997       1998
                                                                             ---------  ---------
Deferred tax assets:
  Real estate held for development or sale and operating properties (due to
    asset revaluations and interest capitalized for tax purposes)..........  $     7.5  $     6.2
  Accruals/reserves not deductible until paid..............................        5.7        4.1
  Net operating loss carryforwards.........................................       78.8       66.5
  Other....................................................................        3.8        1.3
  Valuation allowance......................................................      (71.2)     (61.0)
                                                                             ---------  ---------
                                                                             $    24.6  $    17.1
                                                                             ---------  ---------
                                                                             ---------  ---------

                                                                               1997       1998
                                                                             ---------  ---------
Deferred tax liabilities:
  Land held for development (principally due to accounting for a prior business combination, partially offset by the asset revaluations in
    1995 and 1997).........................................................  $    19.2  $    19.1
  Other....................................................................        9.4        2.0
                                                                             ---------  ---------
                                                                             $    28.6  $    21.1
                                                                             ---------  ---------
                                                                             ---------  ---------

    Net deferred tax liabilities at December 31, 1998 are comprised entirely of state net deferred tax liabilities.

    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations for the years ended December 31 (in millions):

                                                             FOR THE        EIGHT-MONTH      FOUR-MONTH         FOR THE
                                                           YEAR ENDED      PERIOD ENDED     PERIOD ENDED      YEAR ENDED
                                                          DEC. 31, 1996    SEP. 2, 1997     DEC. 31, 1997    DEC. 31, 1998
                                                         ---------------  ---------------  ---------------  ---------------
Income Tax Provision (Benefit):
  Current..............................................     $      .1        $     6.3        $      --        $      .1
  Deferred.............................................            --             (6.0)              --             (1.1)
                                                                  ---            -----            -----            -----
                                                            $      .1        $      .3        $      --        $    (1.0)
                                                                  ---            -----            -----            -----
                                                                  ---            -----            -----            -----

    Cash payments for federal, state and local income taxes were approximately $.3 million, $.2 million, $.2 million and $.1 million for the years ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the year ended December 31, 1998, respectively. Tax refunds received for the year ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the year ended December 31, 1998 were approximately $.2 million, $0, $.1 million and $0, respectively.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows (in millions):

                                                            FOR THE       EIGHT-MONTH      FOUR-MONTH         FOR THE
                                                          YEAR ENDED     PERIOD ENDED     PERIOD ENDED      YEAR ENDED
                                                         DEC. 31, 1996   SEPT. 2, 1997    DEC. 31, 1997    DEC. 31, 1998
                                                         -------------  ---------------  ---------------  ---------------
(Provision) benefit for income taxes at statutory
  rate.................................................    $   (10.1)      $     3.4        $     (.2)       $    (1.2)
State income taxes, net................................          (.1)           (5.7)              --              (.2)
Increase (decrease) in valuation allowance.............         12.1             (.3)              .1
Increase in other tax liabilities......................           --             6.0               --               --
Non-deductible executive compensation..................           --              --               --               .5
All other items, net...................................         (1.8)           (3.1)              .1              (.1)
                                                              ------           -----            -----            -----
                                                           $      .1       $      .3        $      --        $    (1.0)
                                                              ------           -----            -----            -----
                                                              ------           -----            -----            -----

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

    The Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The IRS proposed adjustments, if upheld, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, the Company paid $759,000 (which includes $280,000 of tax and $479,000 of interest through January 1999), net of the Company's refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims in February 1999. Under this settlement agreement approximately $10 million of the Company's NOL carryforwards will be disallowed. The Company expects to carry back NOLs of $8.1 million from 1992 to 1991 in connection with its refund claim. There can be no assurance that the refund will be received. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company's financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    See Note 5 for a discussion of certain litigation relating to the California Coastal Commission's approvals of the LCP.

    There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

    On December 24, 1998, a New Jersey court approved an October 1997 mutual settlement and release agreement between the Company and Svedala Industries, Inc. ("Svedala") settling litigation in which Svedala filed a lawsuit naming as defendants the Company and Nichols Engineering & Research Corporation ("Nichols"), an indirect wholly-owned subsidiary of the Company, as well as several other unrelated companies. The lawsuit was filed in March 1994, in New Jersey Superior Court in Morris County, New Jersey and amended in August 1994 and October 1995. The lawsuit sought recovery of costs of clean-up of a property in Mt. Olive, New Jersey and asserted that the clean-up costs totaled approximately $10 million. The lawsuit alleged that Nichols, which is a wholly-owned subsidiary of New Henley Holdings Inc., which is a direct wholly-owned subsidiary of the Company, was responsible, in whole or in part, for contaminating the property with hazardous substances during Nichols' operations there from the 1940s to the 1970s. The settlement agreement provides the Company and its subsidiaries with a complete release of Svedala's claims for any liability arising from the facts of the lawsuit in consideration for the December 1998 payment of $200,000 to Svedala by the Company.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, commenced a lawsuit in the circuit Court of Cook County, Illinois, Chancery division, naming, among others, the Company and WT/HRC Corporation, a direct subsidiary of the Company, as defendants in a complaint for declaratory relief and breach of contract and indemnification. The complaint alleges that WT/HRC owes Whiting a defense and indemnity for several hundred asbestos cases pending in several states, as well as for similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. The lawsuit is based on a 1983 Asset Purchase Agreement in which the seller, Whiting-Illinois (now named WT/HRC), sold assets and the business of its "Whiting Engineered Products Group" to plaintiff's predecessor in interest. Whiting contends that the seller agreed in the Asset Purchase Agreement to indemnify Whiting for personal injury, sickness, death or property damages claims which arise from occurrences predating the closing date (December 30, 1993). The Company denied the allegations in the complaint and vigorously defended the action. All claims against the Company were dismissed in early 1998, and the WT/HRC subsidiary is now the only named defendant.

    On July 14, 1995, the Grandview/Crest Homeowners Association, representing owners of 341 condominium units, filed a lawsuit in Orange County Superior Court naming as defendants Lake Forest Properties, Signal Landmark, Inc. now known as Signal Landmark ("Signal") and Onyx Land Company, as well as various unaffiliated defendants (the "Grandview Lawsuit"). Lake Forest Properties was a California joint venture which was the developer of the subject 341-unit condominium project. Lake Forest Properties had two joint venture partners, Signal, an indirect subsidiary of the Company, and Onyx Land Company which was a wholly-owned subsidiary of Signal, which was dissolved and its assets transferred to Signal on December 31, 1988. Lake Forest Properties also was dissolved effective December 31, 1988. The original complaint for construction defects alleged warranty, liability, negligence and breaches of covenants, conditions and restrictions, and of fiduciary duties. On June 25, 1996, the Plaintiff filed a First Amended Complaint alleging that structural distress, life-safety hazards, and extensive water intrusion had resulted from the alleged defects in construction estimated in September 1997 at a preliminary cost of

                      CALIFORNIA COASTAL COMMUNITIES, INC.

approximately $20.4 million. On March 23, 1998 the Company entered into a mutual settlement agreement with the plaintiff as well as with the Company's insurance carriers which had responsibility for the claims. Pursuant to the settlement agreement, the Company's insurance carriers paid the $4.6 million settlement and related legal and other costs of defense, with a contribution from the Company of approximately $.6 million for deductibles, which did not exceed previously established reserves in the Company's balance sheet.

    On September 12, 1996, plaintiffs Edward and Helen Law, et al. filed a class action complaint in San Diego Superior Court for breach of warranties, strict liability, negligence, breach of contract, projects liability, intentional misrepresentation, fraud and deceit, and negligent representation against Signal, and a former subsidiary of Signal, for damages allegedly arising out of construction deficiencies at the plaintiffs' homes in Coronado, California (the "Coronado Lawsuit"). On May 7, 1997, plaintiffs Edward and Helen Law, et al., filed a first amended complaint against Signal and its former subsidiary for the same causes of action. On September 17, 1997, plaintiffs filed a second amended complaint for construction deficiencies in the names of 126 of the homeowners in Coronado, California, as well as the Homeowners Association. On March 3, 1998, the plaintiffs asserted a claim of $13.0 million. On October 30, 1998 the Company's motion was granted in San Diego Superior Court settling the lawsuit for an aggregate of $4.1 million. The Company's insurance carriers have paid Signal Landmark's $1.7 million share of the settlement and the remaining $2.4 million of settlement payments which have been reimbursed to the carriers by subcontractors. Additional contributions from subcontractors and the insurance carriers are expected to reimburse the Company's share of attorney's fees, resulting in a cost to the Company of no more than $.1 million upon resolution of insurance claims.

GUARANTEES OF COMMERCIAL PROJECT DEBT

    As of April 30, 1998 the Company had guaranteed approximately $286.8 million of the commercial development business' project loans from various banks for construction of commercial projects. On April 30, 1998, upon completion of the sale of the commercial development business, all of these guarantees were assumed by KDC, which fully indemnified the Company against any and all liability with respect to these guarantees. In addition, the Company was released from the substantial majority of these guarantees by the various banks, although the Company has not been released by one bank from a remaining guarantee of approximately $22.7 million. KDC has fully indemnified the Company against any and all liability with respect to such guarantee, and has obtained a letter of credit in favor of the Company in the amount of $1.1 million to secure any related obligation.

LEASE OBLIGATIONS

    For each of the year ended December 31, 1996, the four-month period ended December 31, 1997, the eight-month period ended September 2, 1997, and the year ended December 31, 1998 the Company incurred rents of approximately $177 thousand, $107 thousand, $53 thousand and $143 thousand, respectively, including rents discussed in Note 10 below. Future minimum noncancelable operating lease payments, net of minimum rentals receivable relating to the Company's operations for the years ending December 31, 1999, 2000 and 2001 are approximately $100 thousand, $250 thousand and $250 thousand, respectively, and thereafter such amounts are zero.

CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities

                      CALIFORNIA COASTAL COMMUNITIES, INC.

relating to certain of these assets and businesses. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    The United States Environmental Protection Agency ("EPA") has designated Universal Oil Products ("UOP"), among others, as a Potentially Responsible Party ("PRP") with respect to an area of the Upper Peninsula of Michigan (the "Torch Lake Site") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). UOP is allegedly the successor in interest to one of the companies that conducted mining operations in the Torch Lake area and an affiliate of AlliedSignal Inc., ("Allied") a predecessor of the Company. The Company has not been named as a PRP at the site. However, Allied has, through UOP, asserted a contractual indemnification claim against the Company for all claims that may be asserted against UOP by the EPA or other parties with respect to the site. In October 1998, the EPA announced that it has received funding for and will commence implementation of a clean-up plan in the summer of 1999 which will involve covering certain real property both contiguous and non-contiguous to Torch Lake with soil and vegetation in order to address alleged risks posed by copper tailings and slag at an estimated cost of $15 million. Under CERCLA, the EPA could assert claims against the Torch Lake PRPs, including UOP, to recover the cost of all remedial action required at the site, and natural resources damages. If the EPA pursues such claims against UOP, the Company, without admission of any obligation to UOP, would vigorously defend UOP's position that the EPA's proposed cleanup plan is unnecessary and inconsistent with the requirements of CERCLA given that the EPA's own Site Assessment and Record of Decision found no immediate threat to human health. In the Company's view the proposed remediation costs would be in excess of any resulting benefits.

NOTE 10 -- RELATED PARTY TRANSACTIONS

    Related party transactions reflected in continuing operations are as follows:

CONSTRUCTION MANAGEMENT AGREEMENTS

    The Company entered into construction management agreements with Koll Construction, a wholly owned subsidiary of The Koll Company, for demolition of bunkers at Warner Mesa, and for infrastructure construction at Rancho San Pasqual during 1993 and 1995, respectively. During 1996 and the eight-month period ended September 2, 1997 the Company incurred fees aggregating approximately $400 thousand and $100 thousand, respectively, to Koll Construction for these services and related reimbursements.

SERVICE AGREEMENT

    The Company also entered into a Management Information Systems and Human Resources Services Agreement in September 1993 with Koll Management Services, Inc., also known as Koll Real Estate Services ("KRES"), a company formerly owned by a subsidiary of The Koll Company, and acquired by CB Commercial Real Estate Services Group Inc. ("CB") in August 1997. Under this agreement, KRES provided computer programming, data processing organization and retention and other related services through August 31, 1998, and payroll, human resources and other related services through August 31, 1997. Aggregate fees and related reimbursements incurred were approximately $100 thousand for each of the year ended December 31, 1996 and the eight-month period ended September 2, 1997, after which KRES was no longer a related party.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

SUBLEASE AGREEMENT

    In September 1993, the Company entered into an annual Sublease Agreement with The Koll Company to sublease a portion of The Koll Company affiliate's office building located in Newport Beach, California. The lease was terminated September 5, 1998. Costs under this lease were approximately $128 thousand, $65 thousand, $64 thousand and $28 thousand for the year ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997, and the four months ended April 30, 1998, respectively, after which The Koll Company was no longer a related party.

    Related party transactions reflected in discontinued operations are as follows:

SALE OF COMMERCIAL DEVELOPMENT BUSINESS

    See Note 4 for a description of this related party transaction.

GENERAL CONTRACTOR AGREEMENTS

    In 1996 the Company entered into a general contractor agreement with Koll Construction in conjunction with a build-to-suit project for a third-party corporate office building in Nevada. In 1997 and 1998 the Company entered into general contractor agreements with Koll Construction in conjunction with four build-to-suit projects in California and one build-to-suit project in Kansas owned by the Company. During 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the four months ended April 30, 1998 (after which Koll Construction was no longer a related party), the Company incurred fees aggregating approximately $1.7 million, $9.6 million, $5.1 million and $5.4 million, respectively, to Koll Construction in consideration for these services and related reimbursements.

SUBLEASE AGREEMENTS

    Under the Sublease Agreement with The Koll Company described above, as well as under month-to-month lease agreements with KRES which were terminated in 1996, for office space in Northern California and San Diego, California, combined lease costs were approximately $247 thousand, $140 thousand, $78 thousand, and less than $119 thousand for the year ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the four months ended April 30, 1998.

DEVELOPMENT FEES

    For the year ended December 31, 1996, the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the four months ended April 30, 1998, the Company earned fees of approximately $1.9 million, $2.3 million, $3.1 million and $1.7 million, respectively, for real estate development and disposition services provided to partnerships in which The Koll Company and certain former directors and officers of the Company have an ownership interest.

NOTE 11 -- RETIREMENT PLANS

    The Company participates in a retirement savings plan pursuant to Section 401(k) of the Code, whereby participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for

                      CALIFORNIA COASTAL COMMUNITIES, INC.

voluntary matching contributions by the Company; however, no contributions have been made by the Company. Plan participants are immediately vested in their contributions.

    The Company has a noncontributory defined benefit retirement plan covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. In November 1996, the assets held in trust under the Company's supplemental executive retirement plan were paid to participants in exchange for each participant's release of any future benefit claims under this plan, resulting in termination of the supplemental executive plan and the curtailment gain recorded in 1996. Net periodic pension cost was as follows (in millions):

                                                          FOR THE YEAR      EIGHT-MONTH      FOUR-MONTH      FOR THE YEAR
                                                         ENDED DEC. 31,    PERIOD ENDED     PERIOD ENDED    ENDED DEC. 31,
                                                              1996         SEP. 2, 1997     DEC. 31, 1997        1998
                                                         ---------------  ---------------  ---------------  ---------------
Service cost...........................................     $      --        $      --        $      --        $      --
Interest cost..........................................            .5               .2               .1               .3
Actual return on assets................................           (.8)             (.8)             (.4)            (1.2)
Net amortization and deferral..........................            .4               .5               .3               .8
Gain on curtailment....................................           (.3)              --               --               --
                                                                  ---            -----              ---              ---
Net periodic pension cost (income).....................     $     (.2)       $     (.1)       $      --        $     (.1)
                                                                  ---            -----              ---              ---
                                                                  ---            -----              ---              ---

    The funded status and accrued pension cost at December 31, 1997 and 1998 for the defined benefit plan were as follows (in millions):

                                                              1997             1998
                                                         ---------------  ---------------
Actuarial present value of benefit obligations:
  Vested...............................................     $    (5.4)       $    (5.6)
  Nonvested............................................            --               --
                                                                -----            -----
Accumulated benefit obligation.........................     $    (5.4)       $    (5.6)
                                                                -----            -----
                                                                -----            -----

Projected benefit obligation...........................     $    (5.4)       $    (5.6)
Plan assets at fair value..............................           5.7              6.5
                                                                -----            -----
Projected benefit obligation less than plan assets.....            .3               .9
Unrecognized net gain..................................            --              (.5)
                                                                -----            -----
Prepaid pension cost...................................     $      .3        $      .4
                                                                -----            -----
                                                                -----            -----

    The development of the projected benefit obligation for the plan at December 31, 1997 and 1998 is based on the following assumptions: discount rates of 7% and 6.75%, respectively, and an expected long-term rate of return on assets of 9% for both years. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 12 -- CAPITAL STOCK

COMMON STOCK

    In December 1998, the Company repurchased an aggregate of 490,000 of its shares at an average cost of $5.96 per share (representing a discount to market prices), or approximately $2.9 million, in unsolicited

                      CALIFORNIA COASTAL COMMUNITIES, INC.

private transactions. In May 1998, the Company issued 100,000 shares to its Chief Executive Officer under a restricted stock grant.

    Upon completion of the Recapitalization in September 1997, approximately 90.1% of the Company's equity, in the form of newly issued shares of common stock, excluding shares of common stock underlying certain options and warrants, was owned by former holders of the Debentures and liquidated, non-contingent claims (approximately 80.3% by former holders of Senior Debentures and liquidated, non-contingent claims and 9.8% by former holders of Subordinated Debentures). The remaining 9.9% of the Company's equity was owned, in the aggregate, by former holders of the Company's Class A Common Stock (the "Class A Common Stock" ) and Series A Preferred Stock (the "Preferred Stock") (approximately 5.8% by former holders of Preferred Stock and 4.1% by former holders of Class A Common Stock). Pursuant to approvals received at its 1997 Annual Meeting of Stockholders, the Company consolidated its Class A Common Stock and Preferred Stock into a single class of stock, through the issuance of
1.75 shares of new common stock (the "Common Stock" ) for each outstanding share of Preferred Stock and one share of Common Stock for each outstanding share of Class A Common Stock and effected a one for one hundred (1:100) reverse stock split of each outstanding share of the Company's capital stock on September 2, 1997, the effective date of the Recapitalization.

NOTE 13 -- STOCK PLANS

1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders as the successor equity incentive program to the Company's 1988 Stock Plan. Outstanding options under the 1988 Stock Plan were incorporated into the 1993 Plan upon its approval. Under the 1993 Plan, 7.5 million shares each (including 3 million shares each originally authorized under the 1988 Stock Plan) of Series A Preferred Stock and Class A Common Stock were reserved for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. No options were exercised, and all options outstanding at December 31, 1996 were cancelled during 1997 in connection with the Recapitalization.

    On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Company's Board of Directors approved the grant of stock options equivalent to 6% of the Company's fully diluted equity for certain directors and officers which options were issued upon completion of the Recapitalization. The options have a term of ten years and vest 40% after one year, an additional 30% after two years and the final 30% after three years. Stock option grants of 759,984 shares were issued at a price of $11.99 per share based on the 20-day average closing price following completion of the Recapitalization in 1997. In connection with the sale of the commercial development business described in Note 4, options for an aggregate of 569,988 shares were terminated. During 1998 an additional 295,000 options were issued to certain officers and directors of the Company. These options have a term of ten years and vest 50% after one year and the remaining 50% after two years.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

    A summary of the status of the Successor Company's stock option plan for the four-month period ended December 31, 1997 and the year ended December 31, 1998, follows:

                                                                                   EXERCISE
                                                                                  PRICE PER
OPTIONS OUTSTANDING                                          NUMBER OF SHARES       SHARE
-----------------------------------------------------------  -----------------  --------------
September 2, 1997..........................................              --           --
  Granted..................................................         759,984         $11.99
  Exercised................................................              --           --
  Cancelled................................................              --           --
                                                                   --------
December 31, 1997..........................................         759,984         11.99
  Granted..................................................         295,000      9.25 - 9.875
  Exercised................................................              --           --
  Cancelled................................................        (569,988)       (11.99)
                                                                   --------
December 31, 1998..........................................         484,996     $9.25 - 11.99
                                                                   --------
                                                                   --------
Options exercisable at December 31, 1998...................          75,998         $11.99
Options available for future grants at December 31, 1998...         274,988

    The Company applies Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility ranging from 17% to 38%, risk-free interest rate ranging from 5.00% to 5.75% and an expected life of 3 to 4 years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Successor Company's 1998 and 1997 net income (loss) would have been as follows (in millions):

                                                                            1997                        1998
                                                                 --------------------------  --------------------------
                                                                  AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                                                 -------------  -----------  -------------  -----------
Net income (loss) from
  Continuing Operations........................................    $    (1.3)    $    (1.5)    $    (2.3)    $    (2.8)
  Discontinued Operations......................................           .8            .4           6.5           6.3
                                                                       -----         -----         -----         -----
    Net income (loss)..........................................    $     (.5)    $    (1.1)    $     4.2     $     3.5
                                                                       -----         -----         -----         -----
                                                                       -----         -----         -----         -----
Earnings (loss) per share--basic:
  Continuing Operations........................................    $    (.11)    $    (.12)    $    (.19)    $    (.24)
  Discontinued Operations......................................          .07           .03           .54           .53
                                                                       -----         -----         -----         -----
    Net earnings (loss) per common share.......................    $    (.04)    $    (.09)    $     .35     $     .29
                                                                       -----         -----         -----         -----
                                                                       -----         -----         -----         -----

                      CALIFORNIA COASTAL COMMUNITIES, INC.

NOTE 14 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1997 and 1998 (in millions, except per share amounts):

                                                                      SUCCESSOR COMPANY
                                                -------------------------------------------------------------
                                                                                                     FULL
                                                  FIRST      SECOND        THIRD       FOURTH        YEAR
                                                ---------  -----------  -----------  -----------  -----------
1998
Revenues(a)...................................  $      .4   $     1.7    $      --    $      --    $     2.1
Cost of sales(a)..............................         .1         1.7           --           --          1.8
Income (loss) from continuing operations......       (1.1)        (.3)        (1.0)          .1         (2.3)
Net income (loss)(b)..........................         --         6.3         (1.0)        (1.1)         4.2
Earnings (loss) per common share..............         --   $     .53    $    (.08)   $    (.09)   $     .35
Weighted average common shares outstanding....       11.9        11.9         12.0         11.9         11.9

                                                              PREDECESSOR COMPANY                         SUCCESSOR COMPANY
                                                ------------------------------------------------  ---------------------------------
                                                                                        FULL                                FULL
                                                  FIRST      SECOND        THIRD       PERIOD        THIRD      FOURTH     PERIOD
                                                ---------  -----------  -----------  -----------  -----------  ---------  ---------
                                                                         (JULY 1 -                (SEPT. 3 -
                                                                         SEPT. 2)                  SEPT. 30)
1997
Revenues(c),(d)...............................  $    28.9   $     4.5    $      .5    $    33.9    $     1.6   $     2.7  $     4.3
Cost of sales(c),(d)..........................       28.4         4.5           .5         33.4          1.6         2.7        4.3
Loss from continuing operations(c),(d)........       (3.9)       (9.5)       (71.9)       (85.3)         (.3)       (1.0)      (1.3)
Net income (loss)(d)..........................       (4.9)       (9.5)        24.0          9.6           .2         (.7)       (.5)
Income (loss) per common share(e).............        N/A         N/A          N/A          N/A    $     .02   $    (.06) $    (.04)
Weighted average common shares
  outstanding(e)..............................        N/A         N/A          N/A          N/A         11.9        11.9       11.9

------------------------

(a) The Company recorded revenues of approximately $.4 million from the sale of an industrial building in Naples, Florida during the first quarter, and sales of approximately $1.7 million during the second quarter from residential lot sales at Rancho San Pasqual.

(b) Net income for the second quarter of 1998 primarily reflects a $6.1 million after-tax gain on sale of the commercial development business.

(c) The Company recorded revenues and cost of sales of $25.0 million from the sale of approximately 880 wetland acres at Bolsa Chica during the first quarter. Revenues and cost of sales of approximately $9.8 million were recorded from residential lot sales at Rancho San Pasqual, primarily in the last three quarters of the year.

(d) Amounts have been reclassified to present the commercial development business as a discontinued operation.

(e) Per share and weighted average common shares outstanding data for periods prior to September 2, 1997 have been omitted as these amounts do not reflect the Successor Company's current capital structure.