Form 10-Q
period 1999-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 1999-05-14
CIK 840216

           This Form 10-Q consists of 13 sequentially numbered pages.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   ------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999
                                                 --------------

                         Commission file number 0-17189
                                                -------

                      CALIFORNIA COASTAL COMMUNITIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                            02-0426634
                  --------                            ----------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization.)            Identification No.)


       6 Executive Circle, Suite 250
             Irvine, California                            92614
             ------------------                            -----
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (949) 250-7700

      Former name, address and fiscal year, if changed since last report.

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

The number of shares of Common Stock outstanding at April 30, 1999 was 11,477,610.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                    I N D E X


                                                                                              Page No.
                                                                                              --------
PART I - Financial Information:

           Item 1 -    Financial Statements


                       Balance Sheets -
                       December 31, 1998 and March 31, 1999..........................................3

                       Statements of Operations -
                       Three Months Ended March 31, 1998 and 1999....................................4

                       Statements of Cash Flows -
                       Three Months Ended March 31, 1998 and 1999....................................5

                       Notes to Financial Statements.................................................6


           Item 2 -    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..........................................11


PART II - Other Information:


           Item 1 - Legal Proceedings...............................................................13

           Item 6 - Exhibits and Reports on Form 8-K................................................13


SIGNATURE...........................................................................................13

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS

                                  (in millions)



                                                           DECEMBER 31, 1998       MARCH 31, 1999
                                                           -----------------       --------------
     ASSETS

Cash and cash equivalents ...................                  $ 26.6                  $ 21.8
Restricted cash .............................                    --                       3.2
Real estate held for development or sale ....                     3.2                     4.3
Land held for development ...................                   137.3                   137.9
Other assets ................................                     7.1                     6.5
                                                               ------                  ------

                                                               $174.2                  $173.7
                                                               ------                  ------
                                                               ------                  ------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Accounts payable and accrued liabilities                  $  1.7                  $  1.7
     Project debt ...........................                    --                       1.4
     Other liabilities ......................                    29.8                    28.8
                                                               ------                  ------

     Total liabilities ......................                    31.5                    31.9
                                                               ------                  ------
Stockholders' equity:

     Common stock ...........................                      .6                      .6
     Capital in excess of par value .........                   138.4                   138.4
     Retained earnings ......................                     3.7                     2.8
                                                               ------                  ------

     Total stockholders' equity .............                   142.7                   141.8
                                                               ------                  ------

                                                               $174.2                  $173.7
                                                               ======                  ======






              See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.
                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)


                                                                   THREE MONTHS           THREE MONTHS
                                                                       ENDED                  ENDED
                                                                   MARCH 31, 1998         MARCH 31, 1999
                                                                   --------------         --------------
Revenues ............................................                  $  .4                   $--

Costs of Sales ......................................                     .1                    --
                                                                       -----                   -----

      Gross operating margin ........................                     .3                    --

General and administrative expenses .................                    1.1                      .8
Interest expense ....................................                     .3                      .4
Other income, net ...................................                   --                       (.3)
                                                                       -----                   -----

Loss from continuing operations before
     income taxes ...................................                   (1.1)                    (.9)

Provision for income taxes ..........................                   --                      --
                                                                       -----                   -----

Loss from continuing operations .....................                   (1.1)                    (.9)

Income from discontinued operations, net
     of income taxes of $0 ..........................                    1.1                    --
                                                                       -----                   -----

Net loss ............................................                  $--                     $ (.9)
                                                                       -----                   -----
                                                                       -----                   -----

Earnings (loss) per common share - basic and diluted:
    Continuing operations ...........................                  $(.09)                  $(.08)
    Discontinued operations .........................                    .09                    --
                                                                       -----                   -----

                                                                       $--                     $(.08)
                                                                       -----                   -----
                                                                       -----                   -----





              See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (in millions)

                                                                              THREE MONTHS             THREE MONTHS
                                                                                  ENDED                     ENDED
                                                                             MARCH 31, 1998           MARCH 31, 1999
                                                                             --------------           --------------
Cash flows from operating activities:
      Net loss .................................................                  $--                     $ (.9)
      Adjustments to reconcile to cash provided (used)
         by operating activities:
         Non-cash interest expense .............................                     .3                      .3
         Gains on asset sales ..................................                    (.3)                   --
         Proceeds from asset sales, net ........................                     .3                    --
         Investments in real estate held for development or sale                   --                      (1.1)
         Investments in land held for development ..............                   (1.5)                    (.6)
         Decrease in other assets ..............................                   --                        .6
         Increase (decrease) in accounts payable, accrued
           and other liabilities ...............................                    1.7                    (1.3)
                                                                                  -----                   -----

              Cash provided (used) by operating activities
                   of continuing operations ....................                     .5                    (3.0)
                                                                                  -----                   -----

              Cash used by operating activities of
                  discontinued operations ......................                  (16.7)                   --
                                                                                  -----                   -----

Cash flows from financing activities:
      Borrowings of project debt ...............................                   --                       1.4
      Deposit of restricted cash ...............................                   --                      (3.2)
                                                                                  -----                   -----

              Cash used by financing activities
                  of continuing operations .....................                   --                      (1.8)
                                                                                  -----                   -----

              Cash provided by financing activities
                  of discontinued operations ...................                   15.2                    --
                                                                                  -----                   -----

Net decrease in cash and cash equivalents ......................                   (1.0)                   (4.8)

Cash and cash equivalents - beginning of period ................                    7.2                    26.6
                                                                                  -----                   -----

Cash and cash equivalents - end of period ......................                  $ 6.2                   $21.8
                                                                                  -----                   -----
                                                                                  -----                   -----



              See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented herein reflects all adjustments, including Fresh-Start Reporting adjustments as discussed below, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.


NOTE 2 - RECAPITALIZATION

         On September 2, 1997, the Company completed its recapitalization (the "Recapitalization") which became effective pursuant to a prepackaged plan of reorganization that was confirmed by the U.S. Bankruptcy Court for the District of Delaware on August 19, 1997. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code on July 14, 1997. The Recapitalization had previously received over 95% approval of each class of stock and bondholders that voted through a public solicitation process in June 1997. On September 2, 1997, the effective date of the Recapitalization, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization, and as such, the Company has recorded the effects of the Recapitalization and Fresh-Start Reporting as of the effective date.

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


NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For the three months ended March 31, 1998 and 1999, the weighted average common shares outstanding were 11.9 million and 11.5 million, respectively. The weighted average common shares outstanding reflect the issuance, effective May 6, 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant and the repurchase of 490,000 shares by the Company in December 1998. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

         On April 8, 1999 the Company entered into an option agreement with Wheelabrator Technologies Inc. ("Wheelabrator") to repurchase approximately 1.23 million shares of the Company's common stock at an exercise price of $5.75 per share, or approximately $7.1 million, in an unsolicited private transaction. Under the terms of the agreement, either party has the right to cause the purchase and sale of the shares to occur at any time during the exercise period between June 1 and June 30, 1999.

         The following pro forma condensed balance sheet as of March 31, 1999 gives effect to the repurchase of the 1.23 million shares of the Company's common stock under the Wheelabrator option, as if the transaction had occurred on March 31, 1999 (in millions, except per share amounts):

                                                         HISTORICAL      ADJUSTMENTS        PRO FORMA
                                                         ----------      -----------        ---------
         Assets:
              Cash and cash equivalents..............     $  21.8          $   (7.1)         $  14.7
              All other assets.......................       151.9              --              151.9
                                                          -------          --------          -------

                                                          $ 173.7          $   (7.1)         $ 166.6
                                                          -------          --------          -------
                                                          -------          --------          -------

         Total liabilities...........................     $  31.9          $   --            $  31.9
         Stockholders' equity........................       141.8              (7.1)           134.7
                                                          -------          ---------         -------

                                                          $ 173.7          $   (7.1)         $ 166.6
                                                          -------          --------          -------
                                                          -------          --------          -------

         Shares outstanding..........................        11.5              (1.2)            10.3
         Book value per share........................     $ 12.33                            $ 13.08

NOTE 4 - DISPOSITION

         In April 1998, the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. The Company realized an after-tax gain of approximately $6.1 million ($10.5 million pretax) from this transaction in the second quarter of 1998. Accordingly, the historical results of such business are reflected as discontinued operations in the Company's statements of operations. The continuing operations of the Company reflect its residential business. Revenues and net income related to discontinued operations were $27.2 million and $1.1 million, respectively, for the three months ended March 31, 1998.


NOTE 5 - RESTRICTED CASH

Restricted cash as of March 31, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.


NOTE 6 - LAND HELD FOR DEVELOPMENT

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

         The planned community at Warner Mesa is expected to offer a broad mix of home choices, including primarily single-family homes. A Local Coastal Program ("LCP") for development of up to 3,300 homes (up to 2,500 on Warner Mesa and up to 900 on the Bolsa Chica lowlands, which were subsequently sold as discussed below) was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the "Coastal Commission") in January 1996.

         In February 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes and wetlands restoration, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach.

         In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the trial court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on Warner Mesa ("Warner Pond") and development of any homes in the Bolsa Chica wetlands. The August 1997 judgment was appealed by both the project opponents and the Company as discussed below. In October 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on Warner Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's October 1997 suggested modifications. However, in March 1998, the trial court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and ordered the Coastal Commission to hold a third hearing on the LCP.

         In October 1997, opponents of the Warner Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. On April 16, 1999, the California Court of Appeal overturned the August 1997 judgment of the trial court with respect to the raptor habitat. The appellate court ruled that, under the Coastal Act, the Coastal Commission should not have allowed the removal and relocation of this raptor habitat.

         The court order instructing the Coastal Commission on how to proceed in response to this decision is not expected to be issued until July 1999. Therefore, the Company does not expect the Coastal Commission to be prepared to hold a hearing on modifications to the LCP for Warner Mesa prior to October 1999. The Company anticipates that the Coastal Commission will once again approve modifications to the LCP, in response to the courts' decisions, which protect the environment and allow the Company to reasonably develop its property. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Company currently anticipates obtaining Coastal Commission approval of modifications to the LCP by the end of this year, which would allow processing of secondary permits and the commencement of infrastructure construction on Warner Mesa during the second quarter of next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further litigation or administrative delay will not result.

         The Company is also processing a site plan for 16 homes on approximately five acres of Warner Mesa which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The project, known as Sandover, is in full compliance with existing zoning requirements and does not require any approvals outside the City of Huntington Beach. A tentative tract map for the Sandover project was approved by the City's Planning Commission on April 27, 1999. The related environmental assessment was also approved by the City's Planning Commission but appealed by the Bolsa Chica Land Trust to the City Council, which is expected to review such appeal in June, 1999. The Company currently expects to begin construction of this 16-unit project in the third quarter of 1999.

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

NOTE 7 - PROJECT DEBT

         In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon sale of homes, with any remaining amount due in January 2000, subject to extension at Signal Landmark's option for up to two additional six month periods. The loan provides a facility of $14.3 million at an interest rate of prime plus three-fourths percent. As of March 31, 1999 approximately $1.4 million was drawn on this facility. For the three months ended March 31, 1999 approximately $.1 million of construction period interest was capitalized to the project.


NOTE 8 - OTHER LIABILITIES

         In November 1994, the Company guaranteed approximately $4.8 million of capital contribution notes due to AV Partnership. The notes are primarily payable out of positive net cash flow generated by the Company's partnership interest and were due in April 1999 based on the original terms. The maturity of these notes has been extended to July 6, 1999. The Company does not expect to receive a financial return from this partnership and in 1995 reserved for its contingent obligation on the $4.8 million of capital contribution notes. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of the $4.8 million of capital contribution notes. While the Company intends to dispute the enforceability of the guaranties, the Company has conservatively provided a reserve for the contingent obligation on the capital contribution notes, including accrued interest thereon, of $6.9 million and $7.1 million at December 31, 1998 and March 31, 1999, respectively, which is included in other liabilities.


NOTE 9 - INCOME TAXES

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

         The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 have been reduced by approximately $79 million, resulting in remaining available NOLs of approximately $192 million after reflecting the settlement with the IRS discussed below. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. The NOLs available as of March 31, 1999 are approximately $189 million after reflecting activity since September 2, 1997 and the settlement with the IRS discussed below.

         If the Company were to experience another ownership change within two years of the September 2, 1997 effective date of the Recapitalization, as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the Section 382 Limitation from and after the second ownership change would be zero, and thus would eliminate the availability of any remaining unused portion of the $192 million of NOLs which existed as of September 2,

1997. The Company estimates that after giving effect to the expected repurchase of approximately 1.23 million shares from Wheelabrator in June 1999, it will have experienced a cumulative ownership shift as computed in accordance with
Section 382 of approximately 31%.

         The Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The IRS proposed adjustments, if upheld, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which includes $280,000 of tax and $479,000 of interest through January 1999), net of the Company's refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company's NOL carryforwards has been disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. There can be no assurance that the refund claim will be upheld. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company's financial statements.

         Cash payments for federal, state and local income taxes were approximately $.1 million and $.9 million during the three months ended March 31, 1998 and 1999, respectively.

ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. In April 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly the financial statements have been reclassified to present the commercial development business as discontinued operations. During 1999, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project in accordance with the courts' decisions as further described in Note 6;
(ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these goals.

         Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value in September 1997 (which will reduce future costs of sales) and therefore, once the administrative and legal delays are overcome and the entitlement process is completed, the Company expects to begin generating profits from the Warner Mesa project. However, with the April 16, 1999 Court of Appeal's decision which requires a third hearing before the Coastal Commission to approve modifications to the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. While the Company aniticipates obtaining Coastal Commission approval, which would allow infrastructure construction to commence in the second quarter of next year, there can be no assurance in that regard.

         Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 2, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Recently, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

 LIQUIDITY AND CAPITAL RESOURCES.

         The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Except for the effect of the gain on disposition of the commercial development business in 1998, the Company expects to report losses or insignificant income until such time as sales can commence at Warner Mesa. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has substantial cash on hand to fund project development costs for Warner Mesa, stock repurchases and general and administrative expenses.

FINANCIAL CONDITION

    MARCH 31, 1999 COMPARED WITH DECEMBER 31, 1998

         The $4.8 million decrease in cash and cash equivalents primarily reflects the $3.2 million deposit of restricted cash, along with spending on project development costs for Warner Mesa and the payment of federal income taxes related to the settlement of IRS audits for the years ended December 31, 1989, 1990 and 1991, as discussed in Note 9, as well as other activity presented in the Statements of Cash Flows.

         Restricted cash as of March 31, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

         The $1.1 million increase in real estate held for development or sale represents infrastructure costs for the Company's 112-home Rancho San Pasqual project in Escondido, California.

         The $.6 million increase in land held for development reflects investment in the Warner Mesa project during the first quarter.

         Other assets decreased by $.6 million as a result of collection of a receivable and amortization of prepaid costs.

         The $1.0 million decrease in other liabilities primarily reflects the payment of federal income taxes discussed above, and the payment on a claim related to a joint venture interest sold in 1992.

 RESULTS OF OPERATIONS

         The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year. Furthermore, the restatement of assets and liabilities to reflect fair value as of September 2, 1997 under Fresh-Start Reporting will reduce future costs of sales for Warner Mesa, while increasing interest expense related to discounted liabilities.

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

         The Company reported no revenues for the first quarter of 1999, compared with revenues from continuing operations of $.4 million for the first quarter of 1998. Revenues and related costs of sale in the 1998 period reflect only the sale of an industrial building in Naples, Florida. The Company does not expect to report any revenues until the fourth quarter of 1999, when the delivery of homes is scheduled to commence at its 112-home Rancho San Pasqual project in Escondido, California.

         The decrease in general and administrative expenses from $1.1 million in the 1998 period to $.8 million in the 1999 period primarily reflects the reduction in overhead costs which occurred in conjunction with the sale of the Company's commercial development business in April 1998.

         Interest expense includes $.3 million of noncash interest expense in each period on (i) discounted liabilities under Fresh-Start Reporting and (ii) capital contribution notes due to a partnership.

         The $.3 million in other income, net for the three months ended March 31, 1999 primarily reflects interest income. The absence of other income, net for the three months ended March 31, 1998 primarily reflects amortization of Reorganization value in excess of net assets, offset by interest income.

         The benefits for deferred income taxes for the three months ended March 31, 1998 and 1999 have been offset by corresponding valuation allowances.


ITEM 3 -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to litigation or appeals of regulatory approvals (including ongoing litigation and administrative proceedings in the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

      See Note 6 of "Notes to Financial Statements" included herein, and "Item 1
- Business - Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALIFORNIA COASTAL COMMUNITIES, INC.


Date May 14, 1999                    By   /s/ Sandra G. Sciutto
     --------------                       ------------------------
                                          SANDRA G. SCIUTTO
                                          Senior Vice President and
                                          Chief Financial Officer