Form 10-Q
period 1999-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 1999-08-12
CIK 840216

           This Form 10-Q consists of 15 sequentially numbered pages.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


                         Commission file number 0-17189


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

                                    Yes X         No


The number of shares of Common Stock outstanding at June 30, 1999 was 10,058,589.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                    I N D E X

                                                                                                           Page No.
Part I - Financial Information:
           Item 1 -    Financial Statements

                       Balance Sheets -
                       December 31, 1998 and June 30, 1999........................................................3

                       Statements of Operations -
                       Three Months and Six Months Ended June 30, 1998 and 1999...................................4

                       Statements of Cash Flows -
                       Six Months Ended June 30, 1998 and 1999....................................................5

                       Notes to Financial Statements..............................................................6


           Item 2 -    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.......................................................11

           Item 3 -    Quantitative and Qualitative Disclosures About
                       Market Risk...............................................................................13

Part II - Other Information:

           Item 1 - Legal Proceedings............................................................................13

           Item 4 - Submission of Matters to a Vote of Security Holders..........................................14

           Item 5 - Other Information............................................................................14

           Item 6 - Exhibits and Reports on Form 8-K.............................................................14

SIGNATURE........................................................................................................15

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS

                                  (in millions)

                                                                  December 31,                  June 30,
                                                                      1998                        1999
                                                                  ------------               ------------
     ASSETS
Cash and cash equivalents ....................................       $  26.6                   $  12.5
Restricted cash...............................................          --                         3.3
Real estate held for development or sale......................           3.2                       6.7
Land held for development.....................................         137.3                     138.5
Other assets..................................................           7.1                       6.2
                                                                      ------                    ------

                                                                     $ 174.2                   $ 167.2
                                                                     =======                   =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities.................       $   1.7                   $   1.6
     Project debt.............................................          --                         3.7
     Other liabilities........................................          29.8                      28.9
                                                                      ------                    ------

     Total liabilities........................................          31.5                      34.2
                                                                      ------                    ------


Stockholders' equity:
     Common stock ............................................            .6                        .5
     Capital in excess of par value...........................         138.4                     130.2
     Retained earnings........................................           3.7                       2.3
                                                                      ------                    ------

     Total stockholders' equity...............................         142.7                     133.0
                                                                      ------                   -------

                                                                     $ 174.2                   $ 167.2
                                                                     =======                   =======


               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)

                                                      Three Months     Three Months     Six Months        Six Months
                                                         Ended           Ended             Ended           Ended
                                                     June 30, 1998   June 30, 1999     June 30, 1998    June 30, 1999
                                                     -------------   -------------     -------------    -------------

Revenues...........................................      $   1.7      $    --              $  2.1       $    --

Costs of sales.....................................          1.7           --                 1.8            --
                                                            ----          ----               ----           ----

   Gross operating margin..........................          --            --                  .3            --

General and administrative expenses................           .8            .8                1.9            1.6
Interest expense...................................           .4            .1                 .7             .5
Other income, net..................................          (.5)          (.5)               (.5)           (.8)
                                                             ----         -----              -----          ----

Loss from continuing operations before
   income taxes....................................          (.7)          (.4)              (1.8)          (1.3)

Provision (benefit) for income taxes...............          (.4)           .1                (.4)            .1
                                                             ----          ----              -----          -----

Loss from continuing operations....................          (.3)          (.5)              (1.4)          (1.4)

Discontinued operations:
   Income (loss) from operations, net of
      income taxes of $.2, $0, $.2 and $0,
      respectively.................................          (.6)          --                  .5            --
   Gain on disposition, net of income
        taxes of $3.3..............................          7.2           --                 7.2            --
                                                            ----          ----               ----           ----

Net income (loss)..................................        $ 6.3         $ (.5)             $ 6.3          $(1.4)
                                                           =====         ======             =====          =====


Earnings (loss) per common share - basic and diluted:
   Continuing operations...........................        $(.02)        $(.05)            $ (.12)        $ (.12)
   Discontinued operations.........................          .55           --                 .65            --
                                                           -----         -----              -----          -----
Earnings (loss) per common share - basic and diluted       $ .53         $(.05)             $ .53         $ (.12)
                                                           ======        ======             =====         =======



               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (in millions)

                                                                            Six Months               Six Months
                                                                                Ended                     Ended
                                                                          June 30, 1998              June 30, 1999
                                                                          -------------              -------------
Cash flows from operating activities:
      Net income (loss)................................................       $   6.3                  $  (1.4)
      Adjustments to reconcile to cash provided (used)
         by operating activities:
         Non-cash interest expense.....................................            .7                       .4
         Interest income on restricted cash............................           --                       (.1)
         Deferred income taxes.........................................           (.5)                    --
         Gain on sale of discontinued operation........................          (7.2)                    --
         Gains on asset sales..........................................           (.3)                    --
         Proceeds from asset sales, net................................           2.0                     --
         Investments in real estate held for development or sale.......           (.1)                    (3.5)
         Investments in land held for development......................          (2.4)                    (1.2)
         Decrease (increase) in other assets...........................           (.7)                      .9
         Decrease in accounts payable, accrued
           and other liabilities.......................................          (2.6)                    (1.4)
                                                                               -------                   ------

              Cash used by operating activities of
                   continuing operations...............................          (4.8)                    (6.3)
                                                                                ------                   ------

              Cash used by operating activities of
                  discontinued operations..............................         (28.1)                    --
                                                                                ------                   ----

Cash flows from investing activities:
      Proceeds from sale of discontinued operation.....................          33.3                     --
                                                                                -----                    ----

Cash flows from financing activities:
      Borrowings of project debt.......................................          --                        3.7
      Deposits of restricted cash......................................          --                       (3.2)
      Issuance of restricted stock.....................................           1.1                       --
      Repurchases of common stock......................................          --                       (8.3)
                                                                                ----                     ------

              Cash (used) provided by financing activities
                  of continuing operations.............................           1.1                     (7.8)
                                                                                -----                    ------

              Cash provided by financing activities
                  of discontinued operations...........................          24.6                     --
                                                                                -----                    ----

Net increase (decrease) in cash and cash equivalents...................          26.1                    (14.1)

Cash and cash equivalents - beginning of period........................           7.2                     26.6
                                                                               ------                    -----

Cash and cash equivalents - end of period..............................        $ 33.3                    $12.5
                                                                               ======                    ======


               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the current year's previously issued Quarterly Report on Form 10-Q. The financial information presented herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

NOTE 3 - EARNINGS PER COMMON SHARE

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For the six months ended June 30, 1998 and 1999 the weighted average common shares outstanding were 11.9 million and 11.3 million, respectively. For the three months ended June 30, 1998 and 1999, the weighted average common shares outstanding were 12.0 million and 11.1 million, respectively. The weighted average common shares outstanding reflect the issuance, effective May 6, 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant and the repurchase of .5 million and 1.23 million shares by the Company in December 1998 and June 1999, respectively in unsolicited private transactions at below market prices. In addition, effective after the close of business on June 18, 1999, the Company repurchased 192,143 shares of its common stock from odd-lot holders at $6.51 per share in conjunction with a reverse and forward split transaction, approved by the Company's shareholders at the 1999 Annual Meeting. In summary, the Company has repurchased an aggregate of approximately 1.9 million shares, representing approximately 16% of the Company's outstanding shares, at an aggregate cost of $11.2 million (an average of $5.88 per share) over the last seven months. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

NOTE 4 - DISPOSITION

         In April 1998, the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. The Company realized an after-tax gain of approximately $7.2 million ($10.5 million pretax) from this transaction in the second quarter of 1998. Accordingly, the historical results of such business are reflected as discontinued operations in the Company's statements of operations. The continuing operations of the Company reflect its residential business. Revenues and net income (loss) related to discontinued operations were $.9 million and $(.6) million, respectively, for the three months ended June 30, 1998 and $28.1 million and $.5 million, respectively for the six months ended June 30, 1999, through the date of sale.

NOTE 5 - RESTRICTED CASH

         Restricted cash as of June 30, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

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

         The court order instructing the Coastal Commission on how to proceed in response to this decision was issued in June 1999. The Company anticipates that the Coastal Commission will once again approve modifications to the LCP, in response to the courts' decisions, which protect the environment and allow the Company to reasonably develop its property. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Company currently anticipates that the Coastal Commission will hold a hearing and approve modifications to the LCP for Warner Mesa in November 1999, which would allow processing of secondary permits and the commencement of infrastructure construction on Warner Mesa during the middle of next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further litigation or administrative delay will not result.

         The Company recently obtained approval of a site plan for 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The project, known as Sandover, is in full compliance with existing zoning requirements and does not require any approvals outside the City of Huntington Beach. A tentative tract map and the related environmental assessment for the Sandover project were approved by the City's Planning Commission in April 1999. These approvals were appealed by the Bolsa Chica Land Trust ("BCLT") to the City Council which affirmed such approvals in June 1999. On July 7, 1999, the BCLT filed a lawsuit in Orange County Superior Court, alleging that the approvals by the Huntington Beach City Council did not comply with the California Environmental Quality Act ("CEQA"). BCLT asserts that the City should have prepared an Environmental Impact Report, rather than a mitigated negative declaration, to analyze potential impacts of the Sandover project. The
Company believes this lawsuit is without merit, and will vigorously defend its right to develop this property. Grading operations began at the site on July 29, 1999, which is the same date that the court denied BCLT's motion for a temporary restraining order. On August 11, 1999 the court also denied BCLT's motion for a preliminary injunction. A hearing on the merits of the case is scheduled for September 8, 1999.

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

NOTE 7 - PROJECT DEBT

         In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon sale of homes, with any remaining amount due in January 2000, subject to extension at Signal Landmark's option for up to two additional six month periods. The loan provides a facility of $14.3 million at an interest rate of prime plus three-fourths percent. As of June 30, 1999 approximately $3.7 million was drawn on this facility. For the six months ended June 30, 1999 approximately $.1 million of construction period interest was capitalized to the project.

NOTE 8 - OTHER LIABILITIES

         In November 1994, the Company guaranteed approximately $4.8 million of capital contribution notes due to AV Partnership. The notes are primarily payable out of positive net cash flow generated by the Company's partnership interest and were due in April 1999 based on the original terms. The maturity of these notes has been extended to August 31, 1999. The Company does not expect to receive a financial return from this partnership and in 1995 reserved for its contingent obligation on the $4.8 million of capital contribution notes. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of the $4.8 million of capital contribution notes. While the Company intends to dispute the enforceability of the guarantee, the Company has conservatively provided a reserve for the contingent obligation on the capital contribution notes, including accrued interest thereon, of $6.9 million and $7.1 million at December 31, 1998 and June 30, 1999, respectively, which is included in other liabilities.

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

         The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company is required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 have been reduced by approximately $79 million, resulting in remaining available NOLs of approximately $192 million after reflecting the settlement with the IRS discussed below. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income provided there is not a second ownership change as discussed below, and subject to the general rules regarding expiration of NOLs. The NOLs available as of June 30, 1999 are approximately $190 million after reflecting activity since September 2, 1997 and the settlement with the IRS discussed below.

         If the Company were to experience another ownership change within two years of the September 2, 1997 effective date of the Recapitalization, as the result of a 50 percentage point change in ownership, the second ownership change would not qualify for Section 382(l)(5) treatment and the use of all remaining NOLs would be disallowed. Pursuant to Section 382(l)(5)(D), the
Section 382 Limitation from and after the second ownership change would be zero, and thus would eliminate the availability of any remaining unused portion of the $192 million of NOLs which existed as of September 2, 1997. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 38%.

         The Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The IRS proposed adjustments, if upheld, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which includes $280,000 of tax and $479,000 of interest through January 1999), net of the Company's refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company's NOL carryforwards has been disallowed. The Company utilized $8.1 million of NOL
                                       9
carryback from 1992 to 1991 in connection with its refund claim. There can be no assurance that the refund claim will be upheld. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company's financial statements.

         Cash payments for federal, state and local income taxes were approximately $.1 million and $.9 million during the six months ended June 30, 1998 and 1999, respectively.

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

         Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value in September 1997 (which will reduce future costs of sales) and therefore, once the administrative and legal delays are overcome and the entitlement process is completed, the Company expects to begin generating profits from the Warner Mesa project. However, with the April 16, 1999 Court of Appeal's decision which requires a third hearing before the Coastal Commission to approve modifications to the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. While the Company currently anticipates obtaining Coastal Commission approval in November of this year, which would allow infrastructure construction to commence in the middle of next year, there can be no assurance in that regard.

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

Except for the effect of the gain on disposition of the commercial development business in 1998, the Company expects to report losses or insignificant income until such time as sales can commence at Warner Mesa. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company has substantial cash on hand to fund project development costs for Warner
Mesa and general and administrative expenses. In addition, the Company expects that its Rancho San Pasqual project and Fairbanks Highlands joint venture will begin generating positive cash flow in the fourth quarter of 1999 and the first quarter of 2000, respectively.

FINANCIAL CONDITION

    JUNE 30, 1999 COMPARED WITH DECEMBER 31, 1998

         The $14.1 million decrease in cash and cash equivalents primarily reflects the repurchase of shares of the Company's stock for an aggregate of approximately $8.3 million, the $3.2 million deposit of restricted cash described below, along with spending on project development costs for Warner Mesa and the payment of federal income taxes related to the settlement of IRS audits for the years ended December 31, 1989, 1990 and 1991, as discussed in
Note 9, as well as other activity presented in the Statements of Cash Flows.

         Restricted cash as of June 30, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

         The $3.1 million increase in real estate held for development or sale primarily represents infrastructure costs for the Company's 112-home Rancho San Pasqual project in Escondido, California.

         The $1.2 million increase in land held for development reflects investment in the Warner Mesa project during the first half of 1999.

         Other assets decreased by $.9 million as a result of amortization of prepaid costs and collection of a receivable.

         The $.9 million decrease in other liabilities primarily reflects the payment of federal income taxes discussed above, and the payment on a claim related to a joint venture interest sold in 1992.

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

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

         The Company reported no revenues for the second quarter of 1999, compared with revenues from continuing operations of $1.7 million for the second quarter of 1998. Revenues and related costs of sale in the 1998 period reflect only the sale of the final 35 lots in phase I of the Company's Rancho San Pasqual project. The Company does not expect to report any revenues until the fourth quarter of 1999, when the delivery of homes is scheduled to commence at its 112-home Rancho San Pasqual project in Escondido, California.

         The decrease in interest expense primarily reflects the Company's decision to stop accruing for interest expense on capital contribution notes due to a partnership effective April 1999 (see Note 8).

         Other income, net of $.5 million for the three months ended June 30, 1999 primarily reflects interest income and recovery of legal expenses related to settled construction defects litigation. The $.5 million in other income for the three months ended June 30, 1998 primarily reflects interest income.

         The benefit for income taxes for the three months ended June 30, 1998 and 1999 has been offset by a corresponding valuation allowance.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

         The Company reported no revenues for the first six months of 1999, compared with revenues from continuing operations of $2.1 million for the first six months of 1998. Revenues and related costs of sale in the 1998 period reflect only the sales of the final 35 lots in phase I of the Company's Rancho San Pasqual project and an industrial building in Naples, Florida. The Company does not expect to report any revenues until the fourth quarter of 1999, when the delivery of homes is scheduled to commence at its 112-home Rancho San Pasqual project in Escondido, California.

         The decrease in interest expense primarily reflects the Company's decision to stop accruing for interest expense on capital contribution notes due to a partnership effective April 1999 (see Note 8).

         Other income, net of $.8 million for the six months ended June 30, 1999 primarily reflects interest income and recovery of legal expenses related to settled construction defects litigation. The $.5 million in other income, net for the six months ended June 30, 1998 primarily reflects interest income.

         The benefit for income taxes for the six months ended June 30, 1998 and 1999 has been offset by a corresponding valuation allowance.

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

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

                 See Note 6 of "Notes to Financial Statements" included herein, and "Item 1 - Business Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of the Company's stockholders was held on May 18, 1999. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company's stockholders entitled to vote, as follows:

                  Proposal No. 1: THE DIRECTOR PROPOSAL. The Company's director proposal recommended election of five directors to a one year term (the "Director Proposal"). Set forth below is a table of how the votes were cast for each nominee. Such votes constituted the affirmative votes for the Director Proposal, including all nominees, by the holders of approximately 99.7% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares were present in person or by proxy to constitute a quorum.

                         Name                              Votes Cast "For Nominee"         Votes "Withheld"
                        ------                            --------------------------       ------------------
                  Phillip R. Burnaman II                         8,959,660                        20,853
                  David J. Matlin                                8,959,783                        20,730
                  Raymond J. Pacini                              8,959,934                        20,579
                  Thomas W. Sabin, Jr.                           8,960,094                        20,419
                  J. Thomas Talbot                               8,960,068                        20,445

                  Proposal No. 2: THE REVERSE AND FORWARD SPLIT PROPOSAL. The holders of Common Stock cast 8,940,154 votes for and 34,824 votes against the Company's proposal to approve two amendments to the Company's Amended and Restated Certificate of Incorporation to effect a 1:100 reverse stock split, immediately followed by a 100:1 forward stock split (the "Reverse and Forward Split Proposal"). There were 6,335 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Reverse and Forward Split Proposal. Such votes constituted the affirmative vote for the Reverse and Forward Split Proposal by the holders of approximately 99.5% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares were present in person or by proxy to constitute a quorum.

                  Proposal No. 3: THE AUDITOR PROPOSAL. The holders of Common Stock cast 8,968,763 votes for and 9,770 votes against the Company's proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 (the "Auditor Proposal"). There were 2,780 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 99.9% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting, at which the holders of a majority of the outstanding shares were present in person or by proxy to constitute a quorum.

ITEM 5 -          OTHER INFORMATION

                  Stockholders wishing to bring a proposal before the Registrant's 2000 Annual Meeting of Stockholders (but not wishing to include such proposal in the Registrant's Proxy Statement) must cause written notice of such proposal to be received by the Secretary of the Registrant at its principal executive offices no later than December 11, 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  Current report on Form 8-K dated April 9, 1999, attaching a press release announcing that the Registrant had entered into an option agreement with Wheelabrator Technologies Inc. ("WTI") for the repurchase of approximately 11% of the Registrant's outstanding shares of common stock held by WTI.

                  Current report on Form 8-K dated April 19, 1999 attaching a press release describing the results of the California Court of Appeal's ruling adverse to the Registrant which will require the Registrant to seek further approval from the California Coastal Commission with respect to the Warner Mesa project.

                  Current report on Form 8-K dated June 21, 1999, attaching a press release announcing that on June 18, 1999 the Registrant completed its previously announced reverse and forward common stock splits, which resulted in 192,413 odd-lot shares being cashed-out at a pre-split price of $6.51 per share.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CALIFORNIA COASTAL COMMUNITIES, INC.



Date  August 12, 1999                 By     /s/  Sandra G. Sciutto
      ----------------                     ------------------------
                                           SANDRA G. SCIUTTO
                                           Senior Vice President and
                                           Chief Financial Officer