Form 10-Q
period 1999-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 1999-11-05
CIK 840216

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


                For the quarterly period ended September 30, 1999
                                               ------------------

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

The number of shares of Common Stock outstanding at November 1, 1999 was 10,058,589.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                    I N D E X
                            --------------------------

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - Financial Information:

           Item 1 -    Financial Statements

                       Balance Sheets -
                       December 31, 1998 and September 30, 1999...................................................3

                       Statements of Operations -
                       Three Months and Nine Months Ended September 30, 1998 and 1999.............................4

                       Statements of Cash Flows -
                       Nine Months Ended September 30, 1998 and 1999..............................................5

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


           Item 3 -    Quantitative and Qualitative Disclosures About
                       Market Risk...............................................................................13


PART II - Other Information:

           Item 1 - Legal Proceedings............................................................................14

           Item 4 - Submission of Matters to a Vote of Security Holders......................................... 14

           Item 6 - Exhibits and Reports on Form 8-K.............................................................14


SIGNATURE........................................................................................................14


                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS
                                 --------------

                                  (in millions)

                                                                   December 31,              September 30,
                                                                        1998                     1999
                                                                       ------                   ------
     ASSETS
Cash and cash equivalents ....................................       $  26.6                   $  11.1
Restricted cash...............................................          --                         3.3
Real estate held for development or sale......................           3.2                       9.7
Land held for development.....................................         137.3                     138.8
Other assets..................................................           7.1                       6.2
                                                                      ------                    ------

                                                                     $ 174.2                   $ 169.1
                                                                      ------                    ------
                                                                      ------                    ------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities.................       $   1.7                   $   3.0
     Project debt.............................................          --                         5.0
     Other liabilities........................................          29.8                      28.9
                                                                      ------                    ------

     Total liabilities........................................          31.5                      36.9
                                                                      ------                    ------


Stockholders' equity:
     Common stock ............................................            .6                        .5
     Capital in excess of par value...........................         138.4                     130.2
     Retained earnings........................................           3.7                       1.5
                                                                      ------                    ------

     Total stockholders' equity...............................         142.7                     132.2
                                                                      ------                   -------

                                                                     $ 174.2                   $ 169.1
                                                                      ------                    ------
                                                                      ------                    ------


               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (in millions, except per share amounts)

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                            1998          1999               1998           1999
                                                            ----          ----              -----          -----
Revenues...........................................      $   --       $    --              $  2.1       $    --

Costs of sales.....................................          --            --                 1.8            --
                                                            -----         -----              -----          ----

   Gross operating margin..........................          --            --                  .3            --

General and administrative expenses................           .9           1.0                2.8            2.6
Interest expense...................................           .3            .3                1.0             .8
Other income, net..................................          (.2)          (.3)               (.7)          (1.1)
                                                            -----         -----              -----          ----

Loss from continuing operations before
   income taxes....................................         (1.0)         (1.0)              (2.8)          (2.3)

Provision (benefit) for income taxes...............          --            --                 (.4)            .1
                                                            -----         -----              -----          ----

Loss from continuing operations....................         (1.0)         (1.0)              (2.4)          (2.4)

Discontinued operations:
   Income from operations, net of
      income taxes of $0, $0, $.2 and $0,
      respectively.................................          --            --                  .5            --
   Gain on disposition, net of income
        taxes (refunds) of $0, ($.2), $3.3 and
        ($.2), respectively........................          --             .2                7.2             .2
                                                            -----         -----              -----          ----

Net income (loss)..................................        $(1.0)        $ (.8)             $ 5.3          $(2.2)
                                                            -----         -----              -----          ----
                                                            -----         -----              -----          ----

Earnings (loss) per common share - basic and diluted:
   Continuing operations...........................        $(.08)        $(.10)             $(.20)        $ (.22)
   Discontinued operations.........................          --            .02                .64            .02
                                                            -----         -----              -----          ----
Earnings (loss) per common share - basic and diluted       $(.08)        $(.08)             $ .44         $ (.20)
                                                            -----         -----              -----          ----
                                                            -----         -----              -----          ----


               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (in millions)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    1998             1999
                                                                                    ----             ----
Cash flows from operating activities:
      Net income (loss)......................................................     $   5.3          $  (2.2)
      Adjustments to reconcile to cash provided (used)
         by operating activities:
         Non-cash interest expense...........................................         1.0               .5
         Interest income on restricted cash..................................         --               (.1)
         Deferred income taxes...............................................         (.5)             --
         Gain on sale of discontinued operation..............................        (7.2)             --
         Gains on asset sales................................................         (.3)             --
         Proceeds from asset sales, net......................................         2.0              --
         Investments in real estate held for development or sale.............         (.4)            (6.5)
         Investments in land held for development............................        (3.0)            (1.5)
         Decrease (increase) in other assets.................................         (.8)              .9
         Decrease in accounts payable, accrued
           and other liabilities.............................................        (2.4)             (.1)
                                                                                    ------           -----

              Cash used by operating activities of
                   continuing operations.....................................        (6.3)            (9.0)
                                                                                    ------           -----

              Cash used by operating activities of
                  discontinued operations....................................       (28.1)             --
                                                                                    ------           -----

Cash flows from investing activities:
      Proceeds from sale of discontinued operation...........................        33.3              --
                                                                                    ------           -----

Cash flows from financing activities:
      Borrowings of project debt.............................................         --               5.0
      Deposits of restricted cash............................................         --              (3.2)
      Issuance of restricted stock...........................................         1.1              --
      Repurchases of common stock............................................         --              (8.3)
                                                                                    ------           -----

              Cash provided (used) by financing activities
                  of continuing operations...................................         1.1             (6.5)
                                                                                    ------           -----

              Cash provided by financing activities
                  of discontinued operations.................................        24.6              --
                                                                                    ------           -----

Net increase (decrease) in cash and cash equivalents.........................        24.6            (15.5)

Cash and cash equivalents - beginning of period..............................         7.2             26.6
                                                                                    ------           -----

Cash and cash equivalents - end of period....................................       $31.8           $ 11.1
                                                                                    ------           -----
                                                                                    ------           -----


               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the current year's previously issued Quarterly Reports on Form 10-Q. The financial information presented herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.


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


NOTE 3 - EARNINGS PER COMMON SHARE

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For the nine months ended September 30, 1998 and 1999 the weighted average common shares outstanding were 12.0 million and 10.9 million, respectively. For the three months ended September 30, 1998 and 1999, the weighted average common shares outstanding were 12.0 million and 10.1 million, respectively. The weighted average common shares outstanding reflect the issuance, effective May 6, 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant and the repurchase of .5 million and 1.23 million shares by the Company in December 1998 and June 1999, respectively in unsolicited private transactions at below market prices. In addition, effective after the close of business on June 18, 1999, the Company repurchased 192,143 shares of its common stock from odd-lot holders at $6.51 per share in conjunction with a reverse and forward split transaction, approved by the Company's shareholders at the 1999 Annual Meeting. In summary, the Company has repurchased an aggregate of approximately 1.9 million shares, representing approximately 16% of the Company's outstanding shares, at an aggregate cost of $11.2 million (an average of $5.88 per share) between December 1998 and June 1999. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.


NOTE 4 - DISPOSITION

         In April 1998, the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. The Company realized an after-tax gain of approximately $7.2 million ($10.5 million pretax) from this transaction in the second quarter of 1998. Accordingly, the historical results of such business are reflected as discontinued operations in the Company's statements of operations. The continuing operations of the Company reflect its residential business. Revenues and net income related to discontinued operations were $28.1 million and $.5 million, respectively for the nine months ended September 30, 1998, through the date of sale. Gain from discontinued operations for the 1999 periods reflect income tax refunds for overpayment of 1998 alternative minimum taxes.


NOTE 5 - RESTRICTED CASH

         Restricted cash as of September 30, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.


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

         The Company anticipates that the Coastal Commission will once again approve modifications to the LCP, in response to the courts' decisions, which protect the environment and allow the Company to reasonably develop its property. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Company was recently informed by the staff of the Coastal Commission that the Commission will not be prepared to hold its hearing on modifications to the LCP for Warner Mesa in November 1999. The Company currently anticipates that such hearing will now be held during the second week of January 2000, which would allow processing of secondary permits and the commencement of infrastructure construction on Warner Mesa during the third quarter of 2000. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing the planned community at Warner Mesa; however, there can be no assurance in that regard or that further litigation or administrative delay will not result.

         During the second quarter of 1999, the Company obtained approval of a site plan for 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The project, known as "Sandover", is in full compliance with existing zoning requirements and does not require any approvals outside the City of Huntington Beach. A tentative tract map and the related environmental assessment for the Sandover project were approved by the City's Planning Commission in April 1999. These approvals were appealed by the Bolsa Chica Land Trust ("BCLT") to the City Council which affirmed such approvals in June 1999. On July 7, 1999, the BCLT filed a lawsuit in Orange County Superior Court, alleging that the approvals by the Huntington Beach City Council did not comply with the California Environmental Quality Act ("CEQA"). BCLT asserted that the City should have prepared an Environmental Impact Report, rather than a mitigated negative declaration, to analyze potential impacts of the Sandover project. This lawsuit was heard on September 8, 1999 and the court found in favor of the City and the Company. While BCLT may appeal the trial court's decision, construction is underway and the Company expects to open model homes in the spring of 2000.

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


NOTE 7 - PROJECT DEBT

         In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon sale of homes, with any remaining amount due in January 2000, subject to extension at Signal Landmark's option for up to two additional six-month periods. The loan provides a facility of $14.3 million at an interest rate of prime plus three-fourths percent. As of September 30, 1999 approximately $5.0 million was drawn on this facility. As of September 30, 1999 approximately $.3 million of construction period interest was capitalized to the project.

NOTE 8 - OTHER LIABILITIES

         In November 1994, the Company guaranteed approximately $4.8 million of capital contribution notes due to AV Partnership. The notes were intended to be primarily payable out of positive net cash flow generated by the Company's partnership interest, however the Company has not received any financial return from this partnership. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of the $4.8 million of capital contribution notes. Since that time, the Company has been attempting to negotiate a settlement of its dispute with the partnership, which has resulted in numerous extensions of the maturity of the notes beyond the original date in April 1999. Following the expiration of the last extension on October 31, 1999, the Company and the partnership commenced litigation regarding the enforceability of the guarantee. While the Company intends to vigorously pursue this litigation, the Company has conservatively provided a reserve for the contingent obligation on the capital contribution notes, including accrued interest thereon, of $6.9 million and $7.1 million at December 31, 1998 and September 30, 1999, respectively, which is included in other liabilities.


NOTE 9 - INCOME TAXES

         Upon completion of the Recapitalization on September 2, 1997, the Company experienced an "ownership change" under Section 382 of the Internal Revenue Code (the "Code") as a result of the increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchanged debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company's annual use of its net operating losses ("NOLs") is generally limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. However, Section 382(l)(5) of the Code, the "bankruptcy exception", provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business.

         The Company believes that it qualified for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million, resulting in remaining available NOLs of approximately $192 million after reflecting the settlement with the IRS discussed below. As reduced, the Company's NOL carryovers are fully deductible against post-reorganization income, subject to the general rules regarding change of ownership and expiration of NOLs. The NOLs available as of September 30, 1999 are approximately $192 million after reflecting activity since September 2, 1997 and the settlement with the IRS discussed below.

         The Company remains subject to the general rules regarding a change of ownership under Section 382 of the Code, which limit the availability of NOLs if an ownership change occurs within any three-year period. If the Company were to experience another ownership change, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate. The first date upon which the Company experienced an ownership shift subsequent to September 2, 1997 was June 16, 1998. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately
1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 38%.

         In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its $192 million of tax loss carryforwards ("NOLs"). Since the Company's use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company's majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company's common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company's ability to use its NOLs. While these amendments reduced the Company's risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

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

         Cash payments for federal, state and local income taxes were approximately $.1 million and $1.2 million during the nine months ended September 30, 1998 and 1999, respectively.

 ITEM 2 -            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; (ii) single-family residential construction in Southern California; and (iii) providing residential real estate development services to third parties. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. In April 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly the financial statements have been reclassified to present the commercial development business as discontinued operations. During the balance of 1999 and 2000, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project in accordance with the courts' decisions as further described in Note 6; (ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these goals.

         Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value in September 1997 (which will reduce future costs of sales) and therefore, once the administrative and legal delays are overcome and the entitlement process is completed, the Company expects to begin generating profits from the Warner Mesa project. However, with the April 16, 1999 Court of Appeal's decision which requires a third hearing before the Coastal Commission to approve modifications to the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. While the Company currently anticipates obtaining Coastal Commission approval in January 2000, which would allow infrastructure construction to commence in the third quarter of next year, there can be no assurance in that regard.

         Real estate held for development or sale and land held for development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 2, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last two years, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers and capital sources interested in Southern California residential properties appears to have increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

 LIQUIDITY AND CAPITAL RESOURCES

         The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Except for the effect of the gain on disposition of the commercial development business in 1998, the Company expects to report losses until such time as home sales commence in 2000. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund the Rancho San Pasqual construction and expects to close a construction loan for the Sandover project in the fourth quarter of 1999. The Company has substantial cash on hand to fund project development costs for Warner Mesa and general and administrative expenses. In addition, the Company expects that its Rancho San Pasqual project and Fairbanks Highlands joint venture will begin contributing to income and generating positive cash flow in the first quarter of 2000.

FINANCIAL CONDITION

    SEPTEMBER 30, 1999 COMPARED WITH DECEMBER 31, 1998

         The $15.5 million decrease in cash and cash equivalents primarily reflects the repurchase of shares of the Company's stock for an aggregate of approximately $8.3 million, the $3.2 million deposit of restricted cash described below, along with spending on project development costs for Warner Mesa and the payment of federal income taxes related to the settlement of IRS audits for the years ended December 31, 1989, 1990 and 1991, as discussed in
Note 9, as well as other activity presented in the Statements of Cash Flows.

         Restricted cash as of September 30, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

         The $6.5 million increase in real estate held for development or sale primarily represents infrastructure costs for the Company's 112-home Rancho San Pasqual project in Escondido, California and its 16-home Sandover project in Huntington Beach, California.

         The $1.5 million increase in land held for development reflects investment in the Warner Mesa project during the first three quarters of 1999.

         Other assets decreased by $.9 million as a result of amortization of prepaid costs and collection of a receivable.

         The $1.3 million increase in accounts payable and accrued liabilities reflects the increase in on-going construction activity for the Company's Rancho San Pasqual and Sandover projects.

         The $.9 million decrease in other liabilities primarily reflects the payment of federal income taxes discussed above, and payment on a claim related to a joint venture interest sold in 1992.

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

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Other income, net of $.3 million for the three months ended September 30, 1999 primarily reflects interest income and settlement of certain litigation. The $.2 million in other income, net for the three months ended September 30, 1998 primarily reflects interest income.

         The benefit for income taxes for the three months ended September 30, 1998 and 1999 has been offset by a corresponding valuation allowance.

         Gain from discontinued operations for the 1999 period reflects income tax refunds for overpayment of 1998 alternative minimum taxes.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company reported no revenues for the first nine months of 1999, compared with revenues from continuing operations of $2.1 million for the first nine months of 1998. Revenues and related costs of sale in the 1998 period reflect only the sales of the final 35 lots in phase I of the Company's Rancho San Pasqual project and an industrial building in

Naples, Florida. The Company does not expect to report any revenues until the first quarter of 2000, when the delivery of homes is scheduled to commence at its 112-home Rancho San Pasqual project in Escondido, California.

         The decrease in interest expense primarily reflects the Company's decision to stop accruing for interest expense on capital contribution notes due to a partnership effective April 1999 (see Note 8).

         Other income, net of $1.1 million for the nine months ended September 30, 1999 primarily reflects interest income, recovery of legal expenses related to settled construction defects litigation and settlement of certain other litigation. The $.7 million in other income, net for the nine months ended September 30, 1998 primarily reflects interest income.

         The benefit for income taxes for the nine months ended September 30, 1999 has been offset by a corresponding valuation allowance.

         Gain from discontinued operations for the 1999 period reflects income tax refunds for overpayment of 1998 alternative minimum taxes.


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

      The Company completed its accounting software conversion to programs that are Year 2000 compliant in 1998 at a cost of less than $50,000. The Company completed its third party inquiries regarding Year 2000 compliance in mid-1999 and did not identify any deficiencies requiring action. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The total cost of the Year 2000 project has been expensed as incurred and did not have a material adverse effect on the Company's results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1 -          LEGAL PROCEEDINGS

                  See Note 6 of "Notes to Financial Statements" included herein, and in the Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999; and see "Item 1 - Business Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Incorporated by reference to the Company's Current Report on Form 8-K dated October 14, 1999.

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



Date  November 5, 1999                  By      /s/  Sandra G. Sciutto
      ----------------                       ------------------------
                                             SANDRA G. SCIUTTO
                                             Senior Vice President and
                                             Chief Financial Officer