Form 10-K405
period 1999-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2000-03-28
CIK 840216

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-17189
                            ------------------------

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

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000 was $33,951,739.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    The number of shares of Common Stock outstanding as of March 1, 2000 was 10,058,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    California Coastal Communities, Inc. (the "Company") is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and
(ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may: sell unimproved land to other developers or homebuilders, or sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2000, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project, in accordance with the court's decisions as further described in Note 5 to the Company's financial statements included in the Annual Report; (ii) complete the secondary permitting for development of Warner Mesa and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company's executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    WARNER MESA. The Warner Mesa property is the principal property in the Company's portfolio, located within the land area collectively known as Bolsa Chica. Warner Mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Warner Mesa is bordered on the north and east by residential development, to the south by open space and the Bolsa Chica wetlands, and to the west by the Pacific Coast Highway, the Bolsa Chica State Beach, and the Pacific Ocean. Following the Company's February 1997 sale of the approximately 880-acre Bolsa Chica wetlands property to the State of California, as described below, and the September 1997 acquisition of 42 acres of lowlands, the Company owns 350 acres of the approximately 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include 208 acres on Warner Mesa, approximately 100 acres on, or adjacent to, the Huntington Mesa and the 42 acres of lowlands acquired in September 1997.

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

    On March 23, 2000, the Company was informed that the Coastal Commission has postponed its public hearing on the LCP from April to June 2000, in order to give the Commission staff additional time to finalize its report. In
January 2000, the Coastal Commission staff reported to the local press that they intend to recommend limiting development to approximately 65 acres out of the approximately 1,600 acres in the LCP area. Alternatively, the County is seeking Coastal Commission approval of modifications to the LCP which protect the environment in accordance with the courts' decisions, and allow the Company to reasonably develop approximately 170 acres of Warner Mesa, including approximately 22 acres owned by other landowners. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Company currently anticipates that such hearing will be held during the second week of June 2000, and if the County's proposed modifications to the LCP are approved, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the first quarter of 2001. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Warner Mesa; however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

    During the second quarter of 1999, the Company obtained approval of a site plan for 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The project, known as "Sandover", is in full compliance with existing zoning requirements and required no approvals outside the City of Huntington Beach. A tentative tract map and the related environmental assessment for the Sandover project were approved by the City's Planning Commission in April 1999. These approvals were appealed by the Bolsa Chica Land Trust ("BCLT") to the City Council which affirmed such approvals in June 1999. On July 7, 1999, the BCLT filed a lawsuit in Orange County Superior Court, alleging that the approvals by the Huntington Beach City Council did not comply with the California Environmental Quality Act ("CEQA"). BCLT asserted that the City should have prepared an Environmental Impact Report, rather than a mitigated negative declaration, to analyze potential impacts of the Sandover project. This lawsuit was heard on September 8, 1999 and the court found in favor of the City and the Company. Construction is underway and the Company expects to open model homes in the second quarter of 2000.

    Upon completion of the Company's Recapitalization as discussed in Note 3 to the Financial Statements below, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    RANCHO SAN PASQUAL. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course which the Company operated from May 1993 to June 1996. The Company sold its Eagle Crest Golf Course at Rancho San Pasqual in June 1996, to a nationally recognized owner/operator of high-end daily fee golf courses and private country clubs for $6.1 million. From 1996 through April 1998, the Company sold 468 Phase I residential lots, including 215 and 35 in 1997 and 1998 respectively, at Rancho San Pasqual to four homebuilders for gross proceeds aggregating approximately $21.5 million, including $9.8 million and $1.6 million in 1997 and 1998, respectively. In 1999, the Company began constructing infrastructure and homes on the 112-home phase II of the project. As of March 20, 2000, 27 homes were in escrow with scheduled closings expected to begin in April of 2000.

    FAIRBANKS HIGHLANDS. The Fairbanks Highlands property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. The project includes 93 luxury homes on single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property. Under the terms of the joint venture agreement, the Company contributed its land to the venture at market value of $7.6 million in exchange for an initial cash payment of $4 million, a preferred return on its $3.6 million capital contribution and a continuing 35% partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and plans to build all of the homes at the site. Home sale closings are projected to begin in late March 2000 and 44 homes were in escrow as of March 20, 2000.

    ALISO VIEJO. Through its subsidiary, the Company owned a 49% general partnership interest in a 1,202-unit residential project. A total of 1,130 homes were delivered and 31 homes were in escrow as of December 31, 1999. Due to a significant shortfall in sales during 1995 versus forecast, the highly leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company did not receive a financial return from this partnership and is engaged in litigation regarding the enforceability of a Company guarantee on approximately
$4.8 million principal amount of capital contribution notes plus accrued interest due to the partnership, as discussed in Note 4 to the Company's Financial Statements included in this Annual Report.

    OTHER PROPERTIES. The Company owns approximately seven acres of land zoned as a church site in San Diego, California, two acres of land zoned for commercial/industrial use in Signal Hill, California, and approximately 178 acres of resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions.

    PROPERTY DISPOSITIONS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1997, 1998 and 1999.

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

    As more fully described above, in April 1999 the California Court of Appeal overturned an August 1997 trial court judgment in the Coastal Act Lawsuit, ruling that the Coastal Commission should not have approved removal and relocation of certain raptor habitat. Therefore, the regulatory approval process for the Warner Mesa property remains subject to Coastal Commission approval in response to the litigation described above, and there can be no assurance that further delays will not result.

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

    EMPLOYEES. As of March 1, 2000 the Company and its subsidiaries had approximately 50 employees.

    YEAR 2000 COMPLIANCE. The Company has not experienced significant Year 2000 ("Y2K") problems subsequent to December 31, 1999. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company completed its accounting software conversion to programs that are Y2K compliant in 1998 at a cost of less than $50,000. The Company completed its third party inquiries regarding Y2K compliance in mid-1999 and did not identify any deficiencies requiring action.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information as well as certain information set forth in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including ongoing litigation and administrative proceedings in the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME AND TITLE                           AGE                        BUSINESS EXPERIENCE
--------------                         --------   --------------------------------------------------------
Raymond J. Pacini                         44      President, Chief Executive Officer and Director of the
  President and Chief Executive                   Company since May 1998. Executive Vice President, Chief
  Officer                                         Financial Officer, Secretary and Treasurer of the
                                                  Company from prior to 1994 to May 1998.

Sandra G. Sciutto                         40      Chief Financial Officer, Secretary and Treasurer of the
  Senior Vice President and Chief                 Company since May 1998. Senior Vice President of the
  Financial Officer                               Company since February 1996 and Vice President and
                                                  Controller of the Company from prior to 1994 to April
                                                  1998.

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

PROPERTY                                    LOCATION               ACRES          PRESENT OR PLANNED USE
--------                         -------------------------------  --------   ---------------------------------
Irvine*                          Irvine, CA                          --      Headquarters
Warner Mesa                      Orange County, CA                  350      Oceanfront residential community
Rancho San Pasqual               Escondido, CA                      475      Residential community
Fairbanks Highlands**            San Diego, CA                      383      Residential community
Fairbanks Highlands              San Diego, CA                        7      Church
Michigan Land                    Upper Peninsula, MI                178      Resort/residential lots
Signal Hill                      Signal Hill, CA                      2      Industrial land

------------------------

  * Leased

 ** Minority interest in limited liability company

ITEM 3. LEGAL PROCEEDINGS

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

    On October 9, 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes from 2,500 to no more than 1,235 homes on Warner Mesa. On November 18, 1997 and February 3, 1998, the Orange County Board of Supervisors accepted the Coastal Commission's suggested modifications. However, in March 1998, the trial court ruled that the Coastal Commission should not have narrowed the scope of public comments during the Coastal Commission's October 1997 hearing, and in March 1998 the trial court ordered the Coastal Commission to hold a third hearing on the LCP.

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

    On March 23, 2000, the Company was informed that the Coastal Commission has postponed its public hearing on the LCP from April to June 2000, in order to give the Commission staff additional time to finalize its report. In January 2000, the Coastal Commission staff reported to the local press that they intend to recommend limiting development to approximately 65 acres out of the approximately 1,600 acres in the LCP area. Alternatively, the County is seeking Coastal Commission approval of modifications to the LCP which protect the environment in accordance with the courts' decisions, and allow the Company to reasonably develop approximately 170 acres of Warner Mesa, including approximately 22 acres owned by other landowners. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Company currently anticipates that such hearing will be held during the second week of June 2000, and if the County's proposed modifications to the LCP are approved, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the first quarter of 2001. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Warner Mesa; however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

    During the second quarter of 1999, the Company obtained approval of a site plan for 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The project, known as "Sandover", is in full compliance with existing zoning requirements and required no approvals outside the City of Huntington Beach. A tentative tract map and the related environmental assessment for the Sandover project were approved by the City's Planning Commission in April 1999. These approvals were appealed by the Bolsa Chica Land Trust ("BCLT") to the City Council which affirmed such approvals in June 1999. On July 7, 1999, the BCLT filed a lawsuit in Orange County Superior Court, alleging that the approvals by the Huntington Beach City Council did not comply with the California Environmental

Quality Act ("CEQA"). BCLT asserted that the City should have prepared an Environmental Impact Report, rather than a mitigated negative declaration, to analyze potential impacts of the Sandover project. This lawsuit was heard on September 8, 1999 and the court found in favor of the City and the Company. Construction is underway and the Company expects to open for sales in the second quarter of 2000.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, commenced a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, naming, among others, the Company and WT/HRC Corporation, a direct subsidiary of the Company, as defendants in a complaint for declaratory relief and breach of contract and indemnification. The complaint alleges that WT/HRC owes Whiting a defense and indemnity for several hundred asbestos cases pending in several states, as well as for similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. The lawsuit is based on a 1983 Asset Purchase Agreement in which the seller, Whiting-Illinois (now named WT/HRC), sold assets and the business of its "Whiting Engineered Products Group" to plaintiff's predecessor in interest. Whiting contends that the seller agreed in the Asset Purchase Agreement to indemnify Whiting for personal injury, sickness, death or property damages claims which arise from occurrences predating the closing date (December 30, 1983). The Company denied the allegations in the complaint and vigorously defended the action. All claims against the Company were dismissed in early 1998, and the WT/HRC subsidiary is now the only named defendant. Effective January 5, 2000 the Company's WT/HRC subsidiary entered into certain settlement agreements with its insurance carriers which have responsibility for the claims. Pursuant to the settlement agreements, the insurance carriers assumed the claims and related legal and other costs of defense.

    On November 1, 1999, the Company filed a lawsuit against AV Partnership in Orange County Superior Court, for relief from a guarantee of approximately
$4.8 million principal amount of capital contribution notes plus accrued interest due to the partnership. On the same day, AV Partnership commenced a lawsuit against the Company seeking payment to the partnership under the guarantee. The partnership was a real estate home-building venture, in which the Company held a 49% general partnership interest. The Company is vigorously defending its position that the guarantee is invalid due, among other things, to certain material information that was withheld from the Company at the time it entered into the guarantee.

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

                                                                HIGH       LOW
                                                              --------   --------
1999
First Quarter...............................................   $ 7.13     $ 6.25
Second Quarter..............................................   $ 7.25     $ 5.06
Third Quarter...............................................   $ 8.25     $ 6.88
Fourth Quarter..............................................   $ 8.06     $ 5.75
1998
First Quarter...............................................   $12.94     $11.88
Second Quarter..............................................   $12.63     $ 8.38
Third Quarter...............................................   $ 9.50     $ 6.88
Fourth Quarter..............................................   $ 7.25     $ 6.13
1997
First Quarter...............................................   $18.75     $12.50
Second Quarter..............................................   $18.75     $ 9.38
Third Quarter...............................................   $14.00     $ 9.38
Fourth Quarter..............................................   $12.50     $11.50

    The number of holders of record of the Company's Common Stock as of December 31, 1999 was approximately 2,500. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

    Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                PAGE
                                                              --------
  Selected Financial Data...................................     F-1

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     F-3

  Independent Auditors' Report..............................     F-7

  Balance Sheets as of December 31, 1998 and 1999...........     F-8

  Statements of Operations for the Eight-Month Period Ended
    September 2, 1997,
    the Four-Month Period ended December 31, 1997 and the
    Years Ended December 31, 1998 and 1999..................     F-9

  Statements of Cash Flows for the Eight-Month Period Ended
    September 2, 1997,
    the Four-Month Period ended December 31, 1997 and the
    Years Ended December 31, 1998 and 1999..................    F-10

  Statements of Changes in Stockholders' Equity for the
    Eight-Month Period Ended September 2, 1997, the
    Four-Month Period Ended December 31, 1997 and the Years
    Ended December 31, 1998 and 1999........................    F-11

  Notes to Financial Statements.............................    F-12

(2) Financial Statement Schedules:

    All schedules have been omitted since they are not applicable, not required, or the information is included in the financial statements or notes thereto.

(3) Listing of Exhibits:

        3.01            Amended and Restated Certificate of Incorporation of the
                        Registrant, incorporated by reference to Form 8-K filed
                        October 14, 1999.

        3.02            Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment
                        No. 4 to Form S-4, Registration Statement No. 333-29883,
                        filed August 28, 1997.

        4.01            Amended and Restated Certificate of Incorporation of the
                        Registrant, incorporated by reference to Form 8-K filed
                        October 14, 1999.

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

       10.04 Amendment to Tax Sharing Agreement dated January 25, 1999 between the Registrant and Fisher Scientific International
                        Inc.

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

       10.08B Amendment to Retirement Plan of the Registrant dated effective January 1, 2000.*

       10.09            The Koll Company 401(k) Plus Plan and Trust Agreement dated
                        July 1, 1989 under which the Registrant elected to
                        participate as an employer effective as of October 1, 1993, incorporated by reference to Exhibit 10.08 to the
                        Registrant's Annual Report on Form 10-K for 1993.

       10.10            California Coastal Communities, Inc. 401(k) Plan and Trust
                        Agreement dated effective January 1, 2000.*

       10.11            Employment Agreement between the Registrant and Mr. Raymond
                        J. Pacini, dated as of May 1, 1998, incorporated by
                        reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

       10.11A Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December
                        7, 1999.*

       10.12            Employment Agreement between the Registrant and Ms. Sandra
                        G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

       10.12A Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December
                        7, 1999.*

       10.13            Independent Contractor Consulting Agreement among the
                        Registrant, GSSW-REO, L.C., a Texas limited liability
                        company and Thomas W. Sabin, Jr. dated as of May 20, 1998, incorporated by reference to Exhibit 10.1 to Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1998.

       10.13A           Extension and Modification of Independent Contractor
                        Consulting Agreement among the Registrant, GSSW-REO, L.C., a
                        Texas limited liability company and Thomas W. Sabin, Jr.
                        dated as of December 7, 1999.*

       10.14            KREG Operating Co. Stock Purchase Agreement dated as of
                        March 30, 1998 between the Registrant and Koll Development
                        Company, LLC and certain affiliates, incorporated by
                        reference to Exhibit 10.25 to Registrant's Annual Report on
                        Form 10-K for 1997.

       21.01            Subsidiaries of the Registrant.*

       27.01            Financial Data Schedule.*

*   Filed herewith.

(b) Reports on Form 8-K:

    Current Report on Form 8-K dated October 14, 1999 attaching a press release announcing that pursuant to an unsolicited written consent from a majority of the Registrant's stockholders, the Registrant filed certain amendments to its certificate of incorporation. The effect of the amendments is to prohibit the acquisition of the Registrant's common stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $190 million of tax loss carryforwards ("NOLs"). While these amendments reduced the Registrant's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2000                                   CALIFORNIA COASTAL COMMUNITIES, INC.

                                                       By:            /s/ SANDRA G. SCIUTTO
                                                            -----------------------------------------
                                                                        Sandra G. Sciutto
                                                                    SENIOR VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----
           /s/ PHILLIP R. BURNAMAN II             Director
     --------------------------------------                                              March 28, 2000
            (Phillip R. Burnaman II)

              /s/ DAVID J. MATLIN                 Director
     --------------------------------------                                              March 28, 2000
               (David J. Matlin)

             /s/ RAYMOND J. PACINI                President, Chief Executive Officer
     --------------------------------------         and Director                         March 28, 2000
              (Raymond J. Pacini)

            /s/ THOMAS W. SABIN, JR.              Director and Chairman of the Board
     --------------------------------------                                              March 28, 2000
             (Thomas W. Sabin, Jr.)

             /s/ SANDRA G. SCIUTTO                Senior Vice President and Chief
     --------------------------------------         Financial Officer                    March 28, 2000
              (Sandra G. Sciutto)

              /s/ J. THOMAS TALBOT                Director
     --------------------------------------                                              March 28, 2000
               (J. Thomas Talbot)

                      CALIFORNIA COASTAL COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA

    Set forth below is selected financial data of the Company and its consolidated subsidiaries, which has been reclassified for prior periods to present the commercial development business as discontinued operations (see
Note 4 to the Company's Financial Statements). On September 2, 1997, the Company completed a recapitalization under chapter 11 of the bankruptcy code (the "Recapitalization", see Note 3 to the Company's Financial Statements). The following information should be read in conjunction with the financial statements beginning on page F-8 of this Form 10-K.

                                                 PREDECESSOR COMPANY                   SUCCESSOR COMPANY
                                          ----------------------------------   ----------------------------------
                                              YEARS ENDED       EIGHT-MONTH     FOUR-MONTH        YEARS ENDED
                                             DECEMBER 31,       PERIOD ENDED   PERIOD ENDED      DECEMBER 31,
                                          -------------------   SEPTEMBER 2,   DECEMBER 31,   -------------------
                                            1995       1996         1997           1997         1998       1999
                                          --------   --------   ------------   ------------   --------   --------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA AT PERIOD END:
  Unrestricted cash, cash equivalents
    and short-term investments (a).....   $   4.8     $  2.1                      $  7.2       $ 26.6     $  8.8
  Total assets (a).....................     276.1      256.6                       173.3        174.2      169.9
  Bank debt (b)........................      16.6        8.2                          --           --         --
  Project debt (b).....................        --         --                          --           --        7.4
  Subordinated debentures and other
    liabilities subject to compromise
    (b)................................     177.6      200.3                          --           --         --
  Total stockholders' equity (c).......   $  29.6     $  1.1                      $140.1       $142.7     $132.8
  Shares outstanding at end of period
    (g)................................       N/A        N/A          N/A           11.9         11.5       10.1
  Book value per common share-basic
    (g)................................       N/A        N/A          N/A         $11.77       $12.41     $13.15

STATEMENT OF OPERATIONS DATA:
  Revenues (d),(e).....................   $  26.5     $ 34.5       $ 33.9         $  4.3       $  2.1     $   --
  Loss from continuing operations
    (e),(f)............................    (116.0)     (29.3)       (85.3)          (1.3)        (2.3)      (1.8)
  Net income (loss) (f)................    (116.9)     (28.9)         9.6            (.5)         4.2       (1.6)

PER COMMON SHARE-BASIC AND DILUTED:
  Loss from continuing operations
    (g)................................       N/A        N/A          N/A         $ (.11)      $ (.19)    $ (.17)
  Earnings (loss) (g)..................       N/A        N/A          N/A         $ (.04)      $  .35     $ (.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
  (g)..................................       N/A        N/A          N/A           11.9         11.9       10.7

------------------------

(a) The decrease in cash, cash equivalents and short-term investments at December 31, 1996 is primarily attributable to the funding of project development and infrastructure costs and general and administrative expenses, partially offset by sales of real estate held for development or sale. The increase in cash, cash equivalents and short-term investments at December 31, 1997 primarily reflects the February 1997 sale of the Bolsa Chica lowlands partially offset by repayments of bank debt and other 1997 costs. The decrease in total assets at December 31, 1997 primarily reflects Fresh-Start Reporting adjustments recorded in connection with the Recapitalization on September 2, 1997 (see Notes 3 and 5 to the Company's Financial Statements). The increase in cash, cash equivalents and short-term investments at December 31, 1998 primarily reflects the April 1998 sale of the commercial development business, partially offset by project development costs, stock repurchases and general and administrative expenses. The decrease in cash, cash equivalents and short-term investments at December 31, 1999 primarily reflects stock repurchases, the deposit of restricted cash and expenditures for project development costs and general and administrative expenses.

(b) The decrease in bank debt at December 31, 1996 reflects principal repayments in excess of borrowings for construction of infrastructure improvements at Rancho San Pasqual partially offset by borrowings for a Signal Landmark build-to-suit project. The decrease in bank debt at December 31, 1997 reflects the repayment of the outstanding loan balances in the first quarter of 1997. The decrease in subordinated debentures and other liabilities subject to compromise reflects the Recapitalization on September 2, 1997. The increase in project debt at December 31, 1999 reflects borrowings under a construction loan for the Company's Rancho San Pasqual project.

(c) The decrease in equity at December 31, 1996 reflects the net loss for the year then ended, primarily due to interest expense on the subordinated debentures. The increase in equity at December 31, 1997 reflects the issuance of new Common Stock in exchange for the subordinated debentures and other liabilities subject to compromise upon completion of the recapitalization, partially offset by Fresh-Start Reporting adjustments. The increase in equity at December 31, 1998 reflects net income for the year then ended, along with the issuance of restricted stock to the Company's Chief Executive Officer, partially offset by $2.9 million of stock repurchases in December 1998. The decrease in equity at December 31, 1999 reflects stock repurchases of $8.3 million and the net loss for the year then ended (see Note 12 to the Company's Financial Statements).

(d) The increase in 1996 revenues reflects the sale of residential lots and the Eagle Crest Golf Course at Rancho San Pasqual, the formation of the Fairbanks Highlands joint venture and the sale of resort/ residential lots in Michigan. The increase in 1997 revenues primarily reflects the sale of the Bolsa Chica lowlands, partially offset by the absence of the Eagle Crest Golf Course sale and the formation of the Fairbanks Highlands joint venture. The decrease in revenues in 1998 reflects the absence of the 1997 sale of the Bolsa Chica lowlands and the completion of Rancho San Pasqual Phase I lot sales in May 1998.

(e) Amounts have been reclassified to present the commercial development business as a discontinued operation (see Note 4 to the Company's Financial Statements).

(f) The loss from continuing operations and net loss for the year ended
    December 31, 1996 are primarily the result of non-cash interest charged on the subordinated debentures. The net income for the eight-month period ended September 2, 1997 reflects the extraordinary gain on extinguishment of debt as a result of the Recapitalization, partially offset by Fresh-Start Reporting adjustments, reorganization costs and non-cash interest charged on the subordinated debentures. The net income for 1998 reflects the after-tax gain on sale of the commercial development business of $6.1 million, partially offset by general and administrative expenses. The net loss for 1999 primarily reflects general and administrative expenses, partially offset by $1.5 million of non-recurring other income from a change in estimate for an indemnity obligation reserve related to a disposed business based on an analysis of recent claims history.

(g) The new Common Stock began trading on September 2, 1997 concurrent with the Recapitalization and the one-for-one hundred (1:100) reverse stock split. Accordingly, per share information for the old common shares is not shown, as it would not be comparable.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. In April 1998, the Company sold its commercial development business as further described in Note 4 to the Company's Financial Statements, and accordingly, the Financial Statements have been reclassified to present the commercial development business as discontinued operations. During 2000, the Company will continue to focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project in accordance with the court's decisions as further described in Note 5 to the Company's Financial Statements; (ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa as soon as possible; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    Historically, the Company has not been able to generate significant gross operating margins or cash flows from operating activities due to the nature of its principal assets. The substantial majority of the Company's assets is residential land which has required significant investments before the land could be sold to homebuilders or developed in joint ventures. In addition, the relatively high book value of these assets has resulted in sales approximating break-even. Pursuant to Fresh Start Reporting, implementation of the Recapitalization through the prepackaged plan resulted in a write-down of Warner Mesa to fair value in September 1997 (which will reduce future costs of sales) and therefore, once the administrative and legal delays are overcome and the entitlement process is completed, the Company expects to begin generating profits from the Warner Mesa project. However, with the April 16, 1999 Court of Appeal's decision which requires a third hearing before the Coastal Commission to approve modifications to the LCP, the Company is faced with further delays in implementing its plans for residential development on Warner Mesa. While the Company currently anticipates obtaining Coastal Commission approval in June 2000, which would allow infrastructure construction to commence in the first quarter of next year, there can be no assurance in that regard.

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

LIQUIDITY AND CAPITAL RESOURCES.

    The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Except for the effect of the gain on disposition of the commercial development business in 1998, the Company expects to report losses or insignificant income until such time as home sales commence in the second quarter of 2000. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund the Rancho San Pasqual construction and closed a construction loan for the Sandover project in the first quarter of 2000. The Company believes that its cash on hand and funds available under credit agreements will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for Warner Mesa, Sandover and Rancho San Pasqual, and general and administrative expenses for the next 12 months. In addition, the Company expects that its Fairbanks Highlands joint venture, Rancho San Pasqual and Sandover projects will begin contributing to income and generating positive cash flow in the first half of 2000. These three homebuilding projects are expected to generate in excess of $20 million in cash flow over the next two years, based on present economic conditions and market assumptions.

FINANCIAL CONDITION.

    DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

    The $17.8 million decrease in cash, cash equivalents and short-term investments primarily reflects the repurchase of shares of the Company's stock for an aggregate of approximately $8.3 million, the $3.2 million deposit of restricted cash described below, along with spending on project development costs for Warner Mesa and the payment of federal income taxes related to the settlement of IRS audits for the years ended December 31, 1989, 1990 and 1991, as discussed in Note 8, as well as other activity presented in the Statements of Cash Flows.

    Restricted cash as of December 31, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

    The $11.9 million increase in real estate held for development or sale primarily represents infrastructure and home-building costs for the Company's 112-home Rancho San Pasqual project in Escondido, California and its 16-home Sandover project in Huntington Beach, California. In addition, it reflects the reclassification of land with an historical value of $3.3 million from land held for investment to land held for development for the Sandover project.

    The $.8 million decrease in land held for development reflects the reclassification of Sandover land described above, partially offset by $2.5 million of investment in the Warner Mesa project during 1999.

    Other assets decreased by $1.0 million primarily as a result of amortization of prepaid costs and collection of a receivable.

    The $.3 million increase in accounts payable and accrued liabilities reflects the increased level of construction activity for the Company's Rancho San Pasqual and Sandover projects.

    The $7.4 million increase in project debt reflects borrowing under a construction loan for the Company's Rancho San Pasqual project.

    The $2.1 million decrease in other liabilities primarily reflects (i) a change in estimate resulting in a $1.5 million reduction in the anticipated indemnity obligations for a disposed business, based on an analysis of recent claims history, (ii) the payment of federal income taxes discussed above, and
(iii) full payment on a claim related to a joint venture interest sold in 1992, partially offset by a change in estimate related to obligations to certain former directors under a frozen retiree director pension plan.

    The $9.9 million decrease in stockholders' equity reflects stock repurchases of $8.3 million, as well as the net loss for the year.

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

RESULTS OF OPERATIONS

    The nature of the real estate development business is such that individual real estate transactions often cause significant fluctuations in operating results from quarter to quarter and year to year.

1999 COMPARED WITH 1998.

    The Company reported no revenues for 1999, compared with revenues from continuing operations of $2.1 million for 1998. Revenues and related costs of sale in the 1998 period reflect the sales of the final 35 lots in phase I of the Company's Rancho San Pasqual project and an industrial building in Naples, Florida. The Company does not expect to report any revenues until the second quarter of 2000, when the delivery of homes is scheduled to commence at its 112-home Rancho San Pasqual project in Escondido, California.

    The decrease in interest expense primarily reflects the cessation of accruing for interest expense on capital contribution notes due to a partnership effective April 1999 (see Note 4).

    Other income of $2.6 million for the year ended December 31, 1999 primarily reflects non-recurring income of $1.5 million resulting from a change in estimate for an indemnity obligation on a disposed business, based on an analysis of recent claims history, and interest income of $1.0 million. Income from recovery of legal expenses related to settled construction defects litigation and settlement of certain other litigation is partially offset by a change in estimate for pension payments to certain former directors under a frozen retiree director pension plan. The $1.5 million in other income, net for the year ended December 31, 1998 primarily reflects interest income.

    The benefit for income taxes for the year ended December 31, 1999 has been offset by a corresponding valuation allowance.

    Gain from discontinued operations for the 1999 period reflects income tax refunds for overpayment of 1998 alternative minimum taxes.

1998 COMPARED WITH 1997.

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

    General and administrative expenses in the eight-month period ended September 2, 1997 include approximately $2.8 million of non-recurring costs incurred in connection with the exchange offer for the Company's subordinated debentures. General and administrative expenses after excluding such non-recurring costs were $3.7 million in 1998, compared with $4.1 million in 1997.

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

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to, litigation or appeals of regulatory approvals (including ongoing litigation and administrative proceedings in the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of California Coastal Communities, Inc.:

    We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 1999 and 1998 and the four-month period ended December 31, 1997 ("Successor Company"), and for the eight-month period ended September 2, 1997 ("Predecessor Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 3 to the financial statements, on August 19, 1997, the Bankruptcy Court confirmed the Plan of Reorganization which became effective on September 2, 1997. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code", for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

    In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended
December 31, 1999 and 1998 and the four-month period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the eight-month period ended September 2, 1997 in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP

Costa Mesa, California
March 23, 2000

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
                           ASSETS
Cash and cash equivalents...................................   $ 26.6     $  5.8
Short-term investments......................................       --        3.0
Restricted cash.............................................       --        3.4
Real estate held for development or sale....................      3.2       15.1
Land held for development...................................    137.3      136.5
Other assets................................................      7.1        6.1
                                                               ------     ------
                                                               $174.2     $169.9
                                                               ======     ======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................   $  1.7     $  2.0
  Project debt..............................................       --        7.4
  Other liabilities.........................................     29.8       27.7
                                                               ------     ------
    Total liabilities.......................................     31.5       37.1
                                                               ------     ------

Commitments and Contingencies

Stockholders' equity:
Common Stock--$.05 par value; 18,000,000 and 18,000,000
  shares authorized, respectively; 11,477,610 and 10,058,589
  shares outstanding, respectively..........................       .6         .5
Excess Stock--$.05 par value; none and 18,000,000 shares
  authorized, respectively; no shares outstanding...........       --         --
Capital in excess of par value..............................    138.4      130.2
Retained earnings...........................................      3.7        2.1
                                                               ------     ------
    Total stockholders' equity..............................    142.7      132.8
                                                               ------     ------
                                                               $174.2     $169.9
                                                               ======     ======

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         PREDECESSOR
                                                           COMPANY              SUCCESSOR COMPANY
                                                         ------------   ----------------------------------
                                                         EIGHT-MONTH     FOUR-MONTH       FOR THE YEARS
                                                         PERIOD ENDED   PERIOD ENDED          ENDED
                                                         SEPTEMBER 2,   DECEMBER 31,      DECEMBER 31,
                                                             1997           1997         1998       1999
                                                         ------------   ------------   --------   --------
                                                              (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Revenues...............................................     $ 33.9          $ 4.3       $ 2.1      $  --
Cost of sales..........................................       33.4            4.3         1.8         --
                                                            ------          -----       -----      -----
  Gross operating margin...............................         .5             --          .3         --

General and administrative expenses....................        5.5            1.4         3.7        3.5
Interest expense.......................................       17.1             .4         1.4         .8
Other income...........................................       (3.7)           (.5)       (1.5)      (2.6)
                                                            ------          -----       -----      -----
Loss from continuing operations before reorganization
  items and income taxes...............................      (18.4)          (1.3)       (3.3)      (1.7)
Reorganization items:
  Fresh-start adjustments..............................       63.8             --          --         --
  Reorganization costs.................................        2.8             --          --         --
                                                            ------          -----       -----      -----
Loss from continuing operations before income taxes....      (85.0)          (1.3)       (3.3)      (1.7)
Provision (benefit) for income taxes...................         .3             --        (1.0)        .1
                                                            ------          -----       -----      -----
Loss from continuing operations........................      (85.3)          (1.3)       (2.3)      (1.8)
Discontinued operations:
  Income from operations, net of income taxes of $0,
    $0, $.3 and $0, respectively.......................        5.4             .8          .4         --
  Gain on disposition, net of income taxes of $0, $0,
    $4.4 and ($.2), respectively.......................         --             --         6.1         .2
                                                            ------          -----       -----      -----
Income (loss) before extraordinary gain................      (79.9)           (.5)        4.2       (1.6)
Extraordinary gain on extinguishment of debt, net of
  income taxes of $0...................................       89.5             --          --         --
                                                            ------          -----       -----      -----
Net income (loss)......................................     $  9.6          $ (.5)      $ 4.2      $(1.6)
                                                            ======          =====       =====      =====
Earnings (loss) per common share-basic and diluted:
  Continuing operations................................        N/A          $(.11)      $(.19)     $(.17)
  Discontinued operations..............................        N/A            .07         .54        .02
  Extraordinary gain...................................        N/A             --          --         --
                                                            ------          -----       -----      -----
Net earnings (loss) per common share-basic and
  diluted..............................................        N/A          $(.04)      $ .35      $(.15)
                                                            ======          =====       =====      =====

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         PREDECESSOR
                                                           COMPANY                 SUCCESSOR COMPANY
                                                         ------------   ----------------------------------------
                                                         EIGHT-MONTH     FOUR-MONTH
                                                         PERIOD ENDED   PERIOD ENDED      FOR THE YEARS ENDED
                                                         SEPTEMBER 2,   DECEMBER 31,         DECEMBER 31,
                                                             1997           1997         1998             1999
                                                         ------------   ------------   --------         --------
                                                                 (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Cash flows from operating activities:
  Net income (loss)....................................     $  9.6         $ (.5)       $  4.2           $(1.6)
  Adjustments to reconcile to cash provided (used) by
    operating activities:
    Fresh-start adjustments............................       63.8            --            --              --
    Extraordinary gain on extinguishment of debt.......      (89.5)           --            --              --
    Non-cash reorganization costs......................        1.9            --            --              --
    Change in indemnity obligation.....................         --            --            --            (1.5)
    Depreciation and amortization......................         --            .1            --              --
    Non-cash interest expense..........................       17.1            .4           1.4              .5
    Interest income on restricted cash.................         --            --            --             (.2)
    Deferred income taxes..............................         --            --          (1.4)             --
    Gain on sale of discontinued operation.............         --            --          (6.1)             --
    Gains on asset sales...............................        (.4)           --           (.3)             --
    Proceeds from asset sales, net.....................       33.5           4.2           2.0              --
    Investments in real estate held for development or
      sale.............................................       (2.3)          (.2)          (.9)           (8.6)
    Investment in land held for development............       (4.2)         (3.2)         (4.1)           (2.5)
    Decrease (increase) in other assets................        1.0           (.2)          (.6)            1.0
    Decrease in accounts payable, accrued and other
      liabilities......................................       (6.8)         (2.1)         (3.1)            (.8)
    Other, net.........................................         --            .6            --              --
                                                            ------         -----        ------           -----
      Cash provided (used) by operating activities of
        continuing operations..........................       23.7           (.9)         (8.9)          (13.7)
                                                            ------         -----        ------           -----
      Cash used by operating activities of discontinued
        operations.....................................      (37.6)        (35.4)        (27.8)             --
                                                            ------         -----        ------           -----
Cash flows from investing activities:
  Proceeds from sale of discontinued operation.........         --            --          33.3              --
  Purchase of short term investments...................         --            --            --            (3.0)
                                                            ------         -----        ------           -----
      Cash provided (used) by investing activities.....         --            --          33.3            (3.0)
                                                            ------         -----        ------           -----
Cash flows from financing activities:
  Borrowings of bank debt..............................         .9            --            --             7.4
  Repayments of bank debt..............................       (9.1)           --            --              --
  Deposit of restricted cash...........................         --            --            --            (3.2)
  Use of restricted cash...............................         .2            --            --              --
  Issuance of restricted stock.........................         --            --           1.1              --
  Repurchases of common stock..........................         --            --          (2.9)           (8.3)
                                                            ------         -----        ------           -----
      Cash used by financing activities of continuing
        operations.....................................       (8.0)           --          (1.8)           (4.1)
                                                            ------         -----        ------           -----
      Cash provided by financing activities of
        discontinued operations........................       27.1          36.2          24.6              --
                                                            ------         -----        ------           -----
Net increase (decrease) in cash and cash equivalents...        5.2           (.1)         19.4           (20.8)
Cash and cash equivalents--beginning of period.........        2.1           7.3           7.2            26.6
                                                            ------         -----        ------           -----
Cash and cash equivalents--end of period...............     $  7.3         $ 7.2        $ 26.6           $ 5.8
                                                            ======         =====        ======           =====

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               DEFERRED
                               SERIES A    CLASS A               CAPITAL IN    PROCEEDS     MINIMUM    RETAINED
                               PREFERRED    COMMON     COMMON    EXCESS OF    FROM STOCK    PENSION    EARNINGS
                                 STOCK      STOCK      STOCK     PAR VALUE     ISSUANCE    LIABILITY   (DEFICIT)    TOTAL
                               ---------   --------   --------   ----------   ----------   ---------   ---------   --------
                                                                      (IN MILLIONS)
Balance December 31, 1996...     $ .4        $2.4       $ --       $229.2        $(.4)       $(.6)      $(229.9)    $  1.1
Net income (Eight-month
  period-Predecessor
  Company)..................       --          --         --           --          --          --           9.6        9.6
                                 ----        ----       ----       ------        ----        ----       -------     ------
Predecessor Company Balance
  at September 2, 1997......       .4         2.4         --        229.2         (.4)        (.6)       (220.3)      10.7
  Recapitalization and
    Fresh-Start Adjustments:
    Cancel Class A Common
      and Series A Preferred
      Shares................      (.4)       (2.4)        --           --          --          --            --       (2.8)
    Issue New Common
      Shares................       --          --         .6           --          .4          --            --        1.0
    Fresh-Start
      Adjustments...........       --          --         --        (89.2)         --          --         220.3      131.1
                                 ----        ----       ----       ------        ----        ----       -------     ------
Successor Company Balance at
  September 3, 1997.........       --          --         .6        140.0          --         (.6)           --      140.0
  Net loss (Four-month
    period-Successor
    Company)................       --          --         --           --          --          --           (.5)       (.5)
  Minimum pension
    liability...............       --          --         --           --          --          .6            --         .6
                                 ----        ----       ----       ------        ----        ----       -------     ------
Successor Company Balance at
  December 31, 1997.........       --          --         .6        140.0          --          --           (.5)     140.1
  Net income................       --          --         --           --          --          --           4.2        4.2
  Pre-Reorganization net
    operating loss..........       --          --         --           .2          --          --            --         .2
  Restricted stock grant....       --          --         --          1.1          --          --            --        1.1
  Stock repurchases.........       --          --         --         (2.9)         --          --            --       (2.9)
                                 ----        ----       ----       ------        ----        ----       -------     ------
Balance December 31, 1998...       --          --         .6        138.4          --          --           3.7      142.7
  Net loss..................       --          --         --           --          --          --          (1.6)      (1.6)
  Stock repurchases.........       --          --        (.1)        (8.2)         --          --            --       (8.3)
                                 ----        ----       ----       ------        ----        ----       -------     ------
Balance December 31, 1999...     $ --        $ --       $ .5       $130.2        $ --        $ --       $   2.1     $132.8
                                 ====        ====       ====       ======        ====        ====       =======     ======

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BASIS OF PRESENTATION

    The principal activities of California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company", formerly known as Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties Inc.) include:
(i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SHORT-TERM INVESTMENTS

    At December 31, 1999, the Company's short-term investments consisted primarily of commercial paper carried at amortized cost which approximated fair market value.

RESTRICTED CASH

    Restricted cash as of December 31, 1999 reflects a mortgage backed security recorded at amortized cost, maturing in January 2000. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

REAL ESTATE

    Real estate held for development and land held for development (real estate properties) are carried at the lower of cost, or, if impaired, the fair value of the asset. Real estate held for sale is carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The cost of sales of multi-unit projects is generally computed using the relative sales value method, with direct construction costs and property taxes accumulated by phase, using the specific identification method. Interest cost is capitalized to real estate projects during their development and construction period.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of"
("SFAS 121"), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (Note 3). During the years ended
December 31, 1998 and 1999, no provision for impairment was considered necessary.

INCOME TAXES

    The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

RECOGNITION OF REVENUES

    Sales are recorded using the full accrual method when title to the real estate sold is passed to the buyer and the buyer has made an adequate financial commitment. When it is determined that the earnings process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting.

EARNINGS PER COMMON SHARE

    The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". For periods commencing September 2, 1997, earnings per share is computed using the weighted average number of outstanding shares of the Company's Common Stock. The weighted average common shares outstanding were
11.9 million and 10.7 million for the years ended December 31, 1998 and 1999, respectively. The weighted average common shares outstanding reflect the issuance, effective May 1998, of 100,000 shares to the Company's Chief Executive Officer under a restricted stock grant, and the repurchase and cancellation of 490,000 shares and approximately 1.4 million shares in December 1998 and June 1999, respectively. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Per share data for the period prior to September 2, 1997 has been omitted as these amounts do not reflect the Company's current capital structure.

NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"), which standardizes the disclosure requirements for pensions and other postretirement benefit plans. This new statement does not change the measurement or recognition of those plans. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows, and any effect is generally limited to the form and content of its disclosures.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 will be adopted in 2001 as required. Management believes the adoption of this standard will not have a material effect on the Company's financial position, results of operations or cash flows, and any effect will generally be limited to the form and contents of its disclosures.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3--RECAPITALIZATION

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

    Upon implementation of the Recapitalization, $216.9 million book value of Debentures and other liabilities subject to compromise were cancelled in exchange for equity, resulting in an $89.5 million extraordinary gain on extinguishment of debt. This gain was partially offset by $57.1 million of net adjustments to revalue all assets and liabilities to reflect fair value as of September 2, 1997 as required by Fresh-Start Reporting. The statements of operations and cash flows for the eight-month period ended

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 3--RECAPITALIZATION (CONTINUED)
September 2, 1997 include operations prior to completion of the Recapitalization (referred to as "Predecessor Company"). The results of operations and cash flows for the four-month period ended December 31, 1997 and the years ended
December 31, 1998 and 1999 include operations subsequent to the Company's Recapitalization and reflect the effects of Fresh-Start Reporting. Operations for the four-month period ended December 31, 1997 and the years ended
December 31, 1998 and 1999 are not comparable with prior periods for the reasons discussed above.

    The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represents the difference in the Company's estimated valuation and the Company's net assets at fair value, of $3.1 million was amortized on a straight-line basis over 15 years. Such amount was reduced to zero in 1998 by the amount of the income tax provision recorded for the gain on the sale of the commercial development business, pursuant to Fresh-Start Reporting. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets was originally allocated to such business, and the net unamortized amount as of the date of the sale was charged to the gain on disposition of discontinued operations for the year ended December 31, 1998.

    Professional fees and expenditures directly related to the Company's Recapitalization were classified as reorganization costs and expensed as incurred. Reorganization costs during the period ended September 2, 1997 consisted primarily of legal, financial advisors and other professional fees, incentive compensation to directors and officers of the Company and costs related to the solicitation of security holder acceptances of the Recapitalization.

NOTE 4--ACQUISITIONS AND DISPOSITIONS

    On April 30, 1998, the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. KDC was a newly formed limited liability company, whose members include the Company's former Chairman and Chief Executive Officer, Donald M. Koll and its former President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction, Messrs. Koll and Ortwein resigned from their positions with the Company and Raymond J. Pacini, the Company's Chief Financial Officer since 1992, became the Company's new President and Chief Executive Officer. The Company realized an after-tax gain of approximately $6.1 million ($10.5 million pretax) from this transaction. Accordingly, the statements of operations and cash flows have been reclassified to present the commercial development business as discontinued operations.

    Revenues related to discontinued operations were $26.9 million, $17.3 million and $28.1 million for the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the year ended
December 31, 1998 through the date of sale, respectively. Net income from discontinued operations for the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the year ended December 31, 1998 through the date of sale was $5.4 million, $.8 million and $.4 million, respectively. Net income for the eight-month period ended September 2, 1997 reflects the

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 4--ACQUISITIONS AND DISPOSITIONS (CONTINUED) recording of $13.6 million in Reorganization Value in Excess of Amounts Allocated to Net Assets, partially offset by a $6.9 million write-off of goodwill as required by Fresh-Start Reporting.

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business, now known as Hearthside Homes, Inc., are residential land development and homebuilding, focusing on the entry-level and move-up market segments. The principal project of the business, at the time of the acquisition, was a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In connection with the acquisition of the partnership interest, the Company guaranteed approximately $4.8 million principal amount of capital contribution notes due to AV Partnership. The notes were intended to be primarily payable out of positive net cash flow to be generated by the Company's partnership interest. However, due to a significant shortfall in sales during 1995 versus forecast, the highly leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company did not receive a financial return from this partnership.

    In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of the $4.8 million principal amount of capital contribution notes. Since that time, the Company has been attempting to negotiate a settlement of its dispute with the partnership, which resulted in numerous extensions of the maturity of the notes beyond the original date in April 1999. Following expiration of the last extension on October 31, 1999, the Company and the partnership commenced litigation regarding the enforceability of the guarantee. While the Company intends to vigorously defend this litigation, the Company has provided a reserve for the contingent obligation on the capital contribution notes, including accrued interest thereon, through the original maturity date, of $6.9 million and $7.1 million at December 31, 1998 and 1999, respectively, which is included in other liabilities.

    Summarized financial information of AV Partnership is presented below at December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 (in millions, except home closings):

                                                          1997       1998       1999
                                                        --------   --------   --------
Balance Sheet Data:
  Total assets........................................              $ 49.1     $20.6
  Total project debt and other liabilities............                59.1      29.1
                                                                    ------     -----
  Partners' capital (deficit).........................              $(10.0)    $(8.5)
                                                                    ======     =====

Statement of Operations Data:
  Revenues............................................   $85.3      $101.0     $46.5
  Expenses............................................   (94.0)      (94.1)    (45.0)
                                                         -----      ------     -----
  Net income (loss)...................................   $(8.7)     $  6.9     $ 1.5
                                                         =====      ======     =====

Home Closings.........................................     357         378       156
                                                         =====      ======     =====

    The Company used the equity method to account for its investment in AV Partnership, however, the Company's results of operations recorded in 1997, 1998 and 1999 reflect only accrued interest on the capital contribution notes due to the partnership, as the Company's net investment in AV Partnership is $0.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 5--LAND HELD FOR DEVELOPMENT

    The Company owns approximately 350 acres located in Orange County, California adjacent to the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California as described below), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company's holdings include 208 acres on a mesa north of the Bolsa Chica wetlands ("Warner Mesa"), approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands which were acquired by the Company in September 1997.

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

    On March 23, 2000, the Company was informed that the Coastal Commission has postponed its public hearing on the LCP from April to June 2000, in order to give the Commission staff additional time to finalize its report. In January 2000, the Coastal Commission staff reported to the local press that they intend to recommend limiting development to approximately 65 acres out of the approximately 1,600 acres in the LCP area. Alternatively, the County is seeking Coastal Commission approval of modifications to the LCP which protect the environment in accordance with the courts' decisions, and allow the Company to reasonably develop approximately 170 acres of Warner Mesa, including approximately 22 acres owned by other landowners. Upon approval by the Coastal Commission, such modifications would require approval

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 5--LAND HELD FOR DEVELOPMENT (CONTINUED) by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Company currently anticipates that such hearing will be held during the second week of June 2000, and if the County's proposed modifications to the LCP are approved, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the first quarter of 2001. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Warner Mesa; however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

    During the second quarter of 1999, the Company obtained approval of a site plan for 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The project, known as "Sandover", is in full compliance with existing zoning requirements and required no approvals outside the City of Huntington Beach. A tentative tract map and the related environmental assessment for the Sandover project were approved by the City's Planning Commission in April 1999. These approvals were appealed by the Bolsa Chica Land Trust ("BCLT") to the City Council which affirmed such approvals in June 1999. On July 7, 1999, the BCLT filed a lawsuit in Orange County Superior Court, alleging that the approvals by the Huntington Beach City Council did not comply with the California Environmental Quality Act ("CEQA"). BCLT asserted that the City should have prepared an Environmental Impact Report, rather than a mitigated negative declaration, to analyze potential impacts of the Sandover project. This lawsuit was heard on September 8, 1999 and the court found in favor of the City and the Company. Construction is underway and the Company expects to open for sales in the second quarter of 2000.

    Upon completion of the Company's Recapitalization as discussed in Note 3, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. No provision for impairment has been considered necessary subsequent to the Recapitalization. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

NOTE 6--PROJECT DEBT

    In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon sale of homes. The original maturity date of January 18, 2000 has been extended at Signal Landmark's option for a six-month period to July 18, 2000. The loan may be extended for an additional six-month period at Signal Landmark's option. The loan provides a facility of approximately $14.3 million at an interest rate of prime plus three-fourths

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 6--PROJECT DEBT (CONTINUED)
percent. As of December 31, 1999 approximately $7.4 million was drawn on this facility. For the year ended December 31, 1999 approximately $.3 million of construction period interest was incurred and capitalized to the project.

    In March 2000, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance the construction of infrastructure and 16 homes at the Company's Sandover project, which overlooks the Bolsa Chica wetlands in Huntington Beach, California. The $9 million loan facility is secured by a deed of trust on the Sandover project, under terms similar to the loan on Rancho San Pasqual.

    The Company made cash payments for interest on bank debt of $.2 million for the eight-month period ended September 2, 1997.

NOTE 7--OTHER LIABILITIES

    Other liabilities were comprised of the following as of December 31 (in millions):

                                                                1998       1999
                                                              --------   --------
Net deferred taxes and other tax liabilities................   $14.5      $13.6
Accrued pensions and benefits...............................     2.7        3.1
Contingent obligation on capital contribution notes.........     6.9        7.1
Accrued indemnity obligations...............................    10.4        7.4
Unamortized discount........................................    (4.7)      (3.5)
                                                               -----      -----
                                                               $29.8      $27.7
                                                               =====      =====

NOTE 8--INCOME TAXES

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

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 8--INCOME TAXES (CONTINUED)

    The Company believes that it qualifies for the "bankruptcy exception" of
Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The NOLs available as of December 31, 1999 are approximately $196 million after reflecting activity subsequent to September 2, 1997 and the settlement with the IRS discussed below.

    The Company remains subject to the general rules regarding a change of ownership under Section 382 of the Code, which limit the availability of NOLs if an ownership change occurs within any three-year period. If the Company were to experience another ownership change, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate. The first date upon which the Company experienced an ownership shift subsequent to September 2, 1997 was June 16, 1998. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately
1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 39%.

    In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its $196 million of tax loss carryforwards. Since the Company's use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company's majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company's common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company's ability to use its NOLs. While these amendments reduced the Company's risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 8--INCOME TAXES (CONTINUED)
    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Real estate held for development or sale and operating
    properties (due to asset revaluations and interest
    capitalized for tax purposes)...........................   $  6.2     $  3.9
  Accruals/reserves not deductible until paid...............      4.1        3.3
  Net operating loss carryforwards..........................     66.5       69.0
  Other.....................................................      1.3        1.5
  Valuation allowance.......................................    (61.0)     (61.1)
                                                               ------     ------
                                                               $ 17.1     $ 16.6
                                                               ======     ======

                                                                1998       1999
                                                              --------   --------
Deferred tax liabilities:
  Land held for development (principally due to accounting
    for a prior business combination, partially offset by
    the asset revaluations in 1995 and 1997)................   $ 19.1     $ 19.1
  Other.....................................................      2.0        1.5
                                                               ------     ------
                                                               $ 21.1     $ 20.6
                                                               ======     ======

    Net deferred tax liabilities at December 31, 1998 and 1999 are comprised entirely of state net deferred tax liabilities.

    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations for the years ended December 31 (in millions):

                                                                            FOR THE YEARS
                                                          FOUR-MONTH            ENDED
                                          EIGHT-MONTH       PERIOD          DECEMBER 31,
                                          PERIOD ENDED       ENDED       -------------------
                                          SEP. 2, 1997   DEC. 31, 1997     1998       1999
                                          ------------   -------------   --------   --------
Income Tax Provision (Benefit):
  Current...............................      $6.3         $      --      $  .1       $.1
  Deferred..............................      (6.0)               --       (1.1)       --
                                              ----         ---------      -----       ---
                                              $ .3         $      --      $(1.0)      $.1
                                              ====         =========      =====       ===

    Cash payments for federal, state and local income taxes were approximately $.2 million, $.2 million, $.1 million and $1.2 million for the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the years ended December 31, 1998 and 1999, respectively. Tax refunds received for the four-month period ended December 31, 1997 were approximately $.1 million.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 8--INCOME TAXES (CONTINUED)
    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded are as follows (in millions):

                                                                            FOR THE YEARS
                                                          FOUR-MONTH            ENDED
                                          EIGHT-MONTH       PERIOD          DECEMBER 31,
                                          PERIOD ENDED       ENDED       -------------------
                                          SEP. 2, 1997   DEC. 31, 1997     1998       1999
                                          ------------   -------------   --------   --------
Provision (benefit) for income taxes at
  statutory rate........................      $3.4           $(.2)        $(1.2)      $(.6)
State income taxes, net.................      (5.7)            --           (.2)        .1
Increase (decrease) in federal valuation
  allowance.............................       (.3)            .1            --         .6
Increase in other tax liabilities.......       6.0             --            --         --
Non-deductible executive compensation...        --             --            .5         --
All other items, net....................      (3.1)            .1           (.1)        --
                                              ----           ----         -----       ----
                                              $ .3           $ --         $(1.0)      $ .1
                                              ====           ====         =====       ====

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

    The Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, if upheld, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In
December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which includes $280,000 of tax and $479,000 of interest through January 1999), net of the Company's refund claim for 1992 NOL carrybacks of

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 8--INCOME TAXES (CONTINUED)
approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company's NOL carryforwards was disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. There can be no assurance that the refund will be upheld. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company's financial statements.

NOTE 9--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    See Note 5 for a discussion of certain litigation relating to the California Coastal Commission's approvals of the LCP for Warner Mesa.

    See Note 4 for a discussion of litigation relating to the enforceability of a guarantee of capital contribution notes due to AV Partnership.

    There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

    On March 25, 1997, Whiting Corporation, a Delaware corporation, commenced a lawsuit in the circuit Court of Cook County, Illinois, Chancery division, naming, among others, the Company and WT/HRC Corporation, a direct subsidiary of the Company, as defendants in a complaint for declaratory relief and breach of contract and indemnification. The complaint alleges that WT/HRC owes Whiting a defense and indemnity for several hundred asbestos cases pending in several states, as well as for similar asbestos claims which may be filed in the future. The complaint states no specified amount of damages. The lawsuit is based on a 1983 Asset Purchase Agreement in which the seller, Whiting-Illinois (now named WT/HRC), sold assets and the business of its "Whiting Engineered Products Group" to plaintiff's predecessor in interest. Whiting contends that the seller agreed in the Asset Purchase Agreement to indemnify Whiting for personal injury, sickness, death or property damages claims which arise from occurrences predating the closing date (December 30, 1993). The Company denied the allegations in the complaint and vigorously defended the action. All claims against the Company were dismissed in early 1998, and the WT/HRC subsidiary is now the only named defendant. Effective January 5, 2000, the Company's WT/HRC subsidiary entered into certain settlement agreements with its insurance carriers which have responsibility for the claims. Pursuant to the settlement agreement, the insurance carriers assumed the claims and related legal and other costs of defense.

GUARANTEES OF COMMERCIAL PROJECT DEBT

    As of April 30, 1998 the Company had guaranteed approximately
$286.8 million of the commercial development business' project loans from various banks for construction of commercial projects. On April 30, 1998, upon completion of the sale of the commercial development business, all of these guarantees were assumed by KDC, which fully indemnified the Company against any and all liability with respect to these guarantees. The Company has been released from all of these guarantees by the various banks.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASE OBLIGATIONS

    For the four-month period ended December 31, 1997, the eight-month period ended September 2, 1997, and the years ended December 31, 1998 and 1999 the Company incurred rents of approximately $107 thousand, $53 thousand, $143 thousand and $115 thousand, respectively, including rents discussed in
Note 10 below. Future minimum noncancelable operating lease payments for the years ending December 31, 2000 and 2001 are approximately $250 thousand for each year and thereafter such amounts are zero.

CORPORATE INDEMNIFICATION MATTERS

    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses. Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters. During 1999, the Company recorded a change in estimate resulting in a $1.5 million reduction in the anticipated indemnity obligations for a disposed business, based on an analysis of recent claims history.

NOTE 10--RELATED PARTY TRANSACTIONS

    RELATED PARTY TRANSACTIONS REFLECTED IN CONTINUING OPERATIONS ARE AS
     FOLLOWS:

CONSTRUCTION MANAGEMENT AGREEMENTS

    The Company entered into a construction management agreement with Koll Construction, a wholly owned subsidiary of The Koll Company for infrastructure construction at Rancho San Pasqual during 1995. During the eight-month period ended September 2, 1997 the Company incurred fees aggregating approximately $100 thousand to Koll Construction for these services and related reimbursements.

SERVICE AGREEMENT

    The Company also entered into a Management Information Systems and Human Resources Services Agreement in September 1993 with Koll Management
Services, Inc., also known as Koll Real Estate Services ("KRES"), a company formerly owned by a subsidiary of The Koll Company, and acquired by CB Commercial Real Estate Services Group Inc. ("CB") in August 1997. Under this agreement, KRES provided computer programming, data processing organization and retention, and other related services through August 31, 1998, and payroll, human resources and other related services through August 31, 1997. Aggregate fees and related reimbursements incurred were approximately $100 thousand for the eight-month period ended September 2, 1997, after which KRES was no longer a related party.

SUBLEASE AGREEMENT

    In September 1993, the Company entered into an annual Sublease Agreement with The Koll Company to sublease a portion of The Koll Company affiliate's office building located in Newport Beach, California. The lease was terminated September 5, 1998. Costs under this lease were approximately $65 thousand, $64 thousand and $28 thousand for the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997, and the four months ended April 30, 1998, respectively, after which The Koll Company was no longer a related party.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

    RELATED PARTY TRANSACTIONS REFLECTED IN DISCONTINUED OPERATIONS ARE AS
     FOLLOWS:

SALE OF COMMERCIAL DEVELOPMENT BUSINESS

    See Note 4 for a description of this related party transaction.

GENERAL CONTRACTOR AGREEMENTS

    In 1996 the Company entered into a general contractor agreement with Koll Construction in conjunction with a build-to-suit project for a third-party corporate office building in Nevada. In 1997 and 1998 the Company entered into general contractor agreements with Koll Construction in conjunction with four build-to-suit projects in California and one build-to-suit project in Kansas owned by the Company. During the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the four months ended April 30, 1998 (after which Koll Construction was no longer a related party), the Company incurred fees aggregating approximately $9.6 million, $5.1 million and $5.4 million, respectively, to Koll Construction in consideration for these services and related reimbursements.

SUBLEASE AGREEMENTS

    Under the Sublease Agreement with The Koll Company described above, lease costs were approximately $140 thousand, $78 thousand, and $119 thousand for the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the four months ended April 30, 1998.

DEVELOPMENT FEES

    For the eight-month period ended September 2, 1997, the four-month period ended December 31, 1997 and the four months ended April 30, 1998, the Company earned fees of approximately $2.3 million, $3.1 million and $1.7 million, respectively, for real estate development and disposition services provided to partnerships in which The Koll Company and certain former directors and officers of the Company have an ownership interest.

NOTE 11--RETIREMENT PLANS

    The Company adopted a retirement savings plan effective January 1, 2000 pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. Prior to January 1, 2000, the Company participated in a similar plan sponsored by a former affiliate. All participants in the previous plan were allowed to transfer their balances to the Company sponsored plan effective January 1, 2000. The plan provides for certain matching contributions by the Company, which commenced in January 2000. Plan participants are immediately vested in their own contributions.

    The Company has a noncontributory defined benefit retirement plan covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 11--RETIREMENT PLANS (CONTINUED)
employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows (in millions):

                                                                                                FOR THE
                                                                                              YEARS ENDED
                                                                           FOUR-MONTH          DECEMBER
                                                           EIGHT-MONTH       PERIOD               31,
                                                           PERIOD ENDED       ENDED       -------------------
                                                           SEP. 2, 1997   DEC. 31, 1997     1998       1999
                                                           ------------   -------------   --------   --------
Service cost.............................................      $ --         $      --       $ --       $ --
Interest cost............................................        .2                .1         .3         .3
Actual return on assets..................................       (.8)              (.4)      (1.2)       (.5)
Net amortization and deferral............................        .5                .3         .8         --
                                                               ----         ---------       ----       ----
Net periodic pension cost (income).......................      $(.1)        $      --       $(.1)      $(.2)
                                                               ====         =========       ====       ====

    The funded status and accrued pension cost at December 31, 1998 and 1999 for the defined benefit plan were as follows (in millions):

                                                                1998       1999
Actuarial present value of benefit obligations:               --------   --------
  Vested....................................................   $(5.6)     $(4.8)
  Nonvested.................................................      --         --
                                                               -----      -----
Accumulated benefit obligation..............................   $(5.6)     $(4.8)
                                                               =====      =====
Projected benefit obligation................................   $(5.6)     $(4.8)
Plan assets at fair value...................................     6.5        6.3
                                                               -----      -----
Projected benefit obligation less than plan assets..........      .9        1.5
Unrecognized net gain.......................................     (.5)       (.8)
                                                               -----      -----
Prepaid pension cost........................................   $  .4      $  .7
                                                               =====      =====

    The development of the projected benefit obligation for the plan at December 31, 1998 and 1999 is based on the following assumptions: a discount rate of 6.75% and 7.5% for 1998 and 1999, respectively and an expected long-term rate of return on assets of 9% and 8% for 1998 and 1999, respectively. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 12--CAPITAL STOCK

COMMON STOCK

    In June 1999, the Company repurchased an aggregate of 1,419,021 shares at an average cost of $5.85 per share or approximately $8.3 million in (i) an unsolicited private transaction and (ii) a reverse and a forward split transaction, which cashed out holders of less than 100 shares as of June 18, 1999, as approved by the Company's stockholders at the 1999 Annual Meeting. In December 1998, the Company repurchased an aggregate of 490,000 of its shares at an average cost of $5.96 per share (representing a discount to market prices), or approximately $2.9 million, in unsolicited private transactions. In
May 1998, the Company issued 100,000 shares to its Chief Executive Officer under a restricted stock grant.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 12--CAPITAL STOCK (CONTINUED)
    On October 14, 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $196 million of NOLs (see Note 8). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders.

NOTE 13--STOCK PLANS

1993 STOCK OPTION/STOCK ISSUANCE PLAN

    The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. Through September 2, 1997, no options were exercised, and all options outstanding were cancelled during 1997 in connection with the Recapitalization.

    On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Company's Board of Directors approved the grant of stock options equivalent to 6% of the Company's fully diluted equity for certain directors and officers which options were issued upon completion of the Recapitalization. Stock option grants of 759,984 shares were issued at a price of $11.99 per share based on the 20-day average closing price following completion of the Recapitalization in 1997. The options have a term of ten years and vested 40% after one year, an additional 30% after two years and the final 30% after three years. In connection with the sale of the commercial development business described in Note 4, options for an aggregate of 569,988 shares were terminated.

    During 1998 and 1999 options aggregating 295,000 and 270,000 shares, respectively were issued to certain officers and directors of the Company and its subsidiaries. These options have a term of ten years and vest 50% after one year and the remaining 50% after two years. In December 1999, options for 189,996 and 200,000 shares granted in 1997 and 1998, respectively to certain directors and officers with prices of $11.99 and $9.88 per share, respectively were re-priced to $9.25 per share.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 13--STOCK PLANS (CONTINUED)
    A summary of the status of the Successor Company's stock option plan for the four-month period ended December 31, 1997 and the years ended December 31, 1998 and 1999, follows:

                                                                       WEIGHTED
                                                                       AVERAGE
OPTIONS OUTSTANDING                              NUMBER OF SHARES   EXERCISE PRICE
-------------------                              ----------------   --------------
September 2, 1997..............................            --               --
  Granted......................................       759,984           $11.30
  Exercised....................................            --               --
  Cancelled....................................            --               --
                                                     --------           ------
December 31, 1997..............................       759,984           $11.30
  Granted......................................       295,000             9.25
  Exercised....................................            --               --
  Cancelled....................................      (569,988)          (11.99)
                                                     --------           ------
December 31, 1998..............................       484,996           $ 9.25
  Granted......................................       270,000             7.00
  Exercised....................................            --               --
  Cancelled....................................            --               --
                                                     --------           ------
December 31, 1999..............................       754,996           $ 8.89
                                                     ========           ======
Options exercisable at December 31, 1999.......       280,497           $ 9.25
Options available for future grants at December
  31, 1999.....................................         4,988

    At December 31, 1999, the Company had 280,497 options exercisable with an exercise price of $9.25 and a weighted average remaining life of 8.1 years. Additionally, the Company's outstanding options with an exercise price of $7.00 were not exercisable and had a weighted average remaining life of 9.9 years.

    The Company applies Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 38% and 27% in 1998 and 1999, respectively, risk-free interest rate of 5.00% and 6.24% in 1998 and 1999, respectively, and an expected life of 3 years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 13--STOCK PLANS (CONTINUED)
SFAS No. 123, "Accounting for Stock-Based Compensation", 1997 Successor Company, 1998 and 1999 net income (loss) would have been as follows (in millions, except per share amounts):

                                               1997                      1998                      1999
                                      -----------------------   -----------------------   -----------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net income (loss) from
  Continuing operations.............     $(1.3)       $(1.5)       $(2.3)       $(2.8)       $(1.8)       $(2.4)
  Discontinued operations...........        .8           .4          6.5          6.3           .2           .2
                                         -----        -----        -----        -----        -----        -----
    Net income (loss)...............     $ (.5)       $(1.1)       $ 4.2        $ 3.5        $(1.6)       $(2.2)
                                         =====        =====        =====        =====        =====        =====
Earnings (loss) per share-basic:
  Continuing operations.............     $(.11)       $(.12)       $(.19)       $(.24)       $(.17)       $(.22)
  Discontinued operations...........       .07          .03          .54          .53          .02          .02
                                         -----        -----        -----        -----        -----        -----
    Net earnings (loss) per common
      share.........................     $(.04)       $(.09)       $ .35        $ .29        $(.15)       $(.20)
                                         =====        =====        =====        =====        =====        =====

NOTE 14--UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1998 and 1999 (in millions, except per share amounts):

                                                                                                         FULL
                                                            FIRST      SECOND     THIRD      FOURTH      YEAR
                                                           --------   --------   --------   --------   --------
1999
Revenues.................................................   $  --      $  --      $  --      $  --      $  --
Cost of sales............................................      --         --         --         --         --
Income (loss) from continuing operations.................     (.9)       (.5)      (1.0)        .6       (1.8)
Net income (loss) (b)....................................     (.9)       (.5)       (.8)        .6       (1.6)
Earnings (loss) per common share.........................   $(.08)     $(.05)     $(.08)     $ .06      $(.15)
Weighted average common shares outstanding (c)...........    11.5       11.1       10.1       10.1       10.7

                                                                                                         FULL
                                                            FIRST      SECOND     THIRD      FOURTH      YEAR
                                                           --------   --------   --------   --------   --------
1998
Revenues (a).............................................   $  .4      $ 1.7      $  --      $  --      $ 2.1
Cost of sales (a)........................................      .1        1.7         --         --        1.8
Income (loss) from continuing operations.................    (1.1)       (.3)      (1.0)        .1       (2.3)
Net income (loss)(b).....................................      --        6.3       (1.0)      (1.1)       4.2
Earnings (loss) per common share.........................      --      $ .53      $(.08)     $(.09)     $ .35
Weighted average common shares outstanding...............    11.9       11.9       12.0       11.9       11.9

------------------------

(a) The Company recorded revenues of approximately $.4 million from the sale of an industrial building in Naples, Florida during the first quarter, and sales of approximately $1.7 million during the second quarter from residential lot sales at Rancho San Pasqual.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 14--UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)
(b) Net income for the second quarter of 1998 primarily reflects a $6.1 million after-tax gain on sale of the commercial development business. Net losses for the fourth quarter of 1998 and the third quarter of 1999 reflect adjustments to alternative minimum taxes related to the second quarter 1998 disposition of the commercial development business. Net income for the fourth quarter of 1999 includes $1.5 million of nonrecurring other income resulting from a change in estimate for an indemnity obligation reserve for a disposed business due to favorable claims history.

(c) Weighted average common shares outstanding reflect the fourth quarter 1998 and second quarter 1999 repurchases of 490,000 shares and over 1.4 million shares, respectively of the Company's stock in private transactions and a reverse and forward split transaction.