Form 10-Q
period 2000-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2000-05-12
CIK 840216

           This Form 10-Q consists of 13 sequentially numbered pages.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               ------------------------------------------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                         Commission file number 0-17189

                      CALIFORNIA COASTAL COMMUNITIES, INC.
               ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                02-0426634
              ------------                             ------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization.)                Identification No.)

     6 Executive Circle, Suite 250
            Irvine, California                            92614
           ---------------------                       -----------
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

                            Yes X         No
                               ----          ----
         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes X         No
                               ----          ----

The number of shares of Common Stock outstanding at April 30, 2000 was 10,058,589.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                    I N D E X
                                -----------------

                                                                                                   Page No.
                                                                                                   -------
PART I - Financial Information:
           Item 1 -    Financial Statements

                       Balance Sheets -
                       December 31, 1999 and March 31, 2000..............................................3

                       Statements of Operations -
                       Three Months Ended March 31, 1999 and 2000........................................4

                       Statements of Cash Flows -
                       Three Months Ended March 31, 1999 and 2000........................................5

                       Notes to Financial Statements.....................................................6

           Item 2 -    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..............................................10

           Item 3 -    Quantitative and Qualitative Disclosures About Market Risk.......................12


PART II - Other Information:

           Item 1 - Legal Proceedings...................................................................13

           Item 6 - Exhibits and Reports on Form 8-K....................................................13

SIGNATURE...............................................................................................13

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS
                                 --------------
                                  (in millions)

                                                                  DECEMBER 31, 1999                  MARCH 31, 2000
                                                                  -----------------                  --------------
     ASSETS                                                                                            (unaudited)

Cash and cash equivalents.....................................          $   5.8                        $   9.3
Short-term investments........................................              3.0                            --
Restricted cash...............................................              3.4                            3.2
Real estate held for development or sale......................             15.1                           19.8
Land held for development.....................................            136.5                          137.7
Other assets..................................................              6.1                            5.7
                                                                         ------                           ----

                                                                        $ 169.9                        $ 175.7
                                                                        =======                        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Accounts payable and accrued liabilities.................          $   2.0                        $   2.9
     Project debt.............................................              7.4                           12.8
     Other liabilities........................................             27.7                           26.5
                                                                          -----                           ----

        Total liabilities.....................................             37.1                           42.2
                                                                          -----                           ----

Stockholders' equity:

     Common stock .............................................              .5                             .5
     Capital in excess of par value...........................            130.2                          130.5
     Retained earnings........................................              2.1                            2.5
                                                                        -------                         ------

        Total stockholders' equity............................            132.8                          133.5
                                                                          -----                          -----

                                                                        $ 169.9                        $ 175.7
                                                                        =======                        =======




              See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF OPERATIONS
                          -----------------------------
                     (in millions, except per share amounts)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,

                                                                                   1999                 2000
                                                                                   ----                 ----
Revenues ..............................................................         $   --               $   --

Costs of sales.........................................................             --                   --
                                                                                --------             --------

      Gross operating margin...........................................             --                   --

Selling, general and administrative expenses...........................              .8                   .9
Interest expense.......................................................              .4                   .1
Income from unconsolidated joint venture...............................             --                   (.5)
Other income, net......................................................             (.3)                (1.2)
                                                                                --------             --------

Income (loss) before income taxes......................................             (.9)                  .7

Provision for income taxes.............................................             --                    .3
                                                                                --------             --------

Net income (loss)......................................................         $   (.9)               $  .4
                                                                                ========             --------

Earnings (loss) per common share - basic and diluted...................         $   (.08)              $  .04
                                                                                ========             ========



              See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS
                            --------------------------
                                  (in millions)

                                                                                       THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      1999             2000
                                                                                      ----             ----
Cash flows from operating activities:

      Net income (loss).........................................................    $  (.9)          $    .4
      Adjustments to reconcile to cash used
         by operating activities:

         Non-cash interest expense..............................................        .3                .1
         Deferred income taxes..................................................       --                 .3
         Investments in real estate held for development or sale................      (1.1)             (4.7)
         Investments in land held for development...............................       (.6)             (1.2)
         Decrease in other assets...............................................        .6                .4
         Decrease in accounts payable, accrued and other liabilities, net.......      (1.3)              (.4)
                                                                                      -----             ----

              Cash used by operating activities.................................      (3.0)             (5.1)
                                                                                      -----             ----

Cash flows from investing activities:

      Maturity of short-term investments........................................       --                3.0
                                                                                      ----              ----
              Cash provided by investing activities.............................       --                3.0
                                                                                      ----              ----

Cash flows from financing activities:

      Borrowings of project debt................................................       1.4               5.4
      Deposit of restricted cash................................................      (3.2)              --
      Return of interest income from restricted cash............................       --                 .2
                                                                                      ----              ----

              Cash provided (used) by financing activities......................      (1.8)              5.6
                                                                                      -----             ----

Net increase (decrease) in cash and cash equivalents............................      (4.8)              3.5

Cash and cash equivalents - beginning of period.................................      26.6               5.8
                                                                                     -----             -----

Cash and cash equivalents - end of period.......................................    $ 21.8             $ 9.3
                                                                                    ======             =====



              See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

         The Company completed its recapitalization (the "Recapitalization") which became effective on September 2, 1997, pursuant to a prepackaged plan of reorganization which was confirmed by the U.S. Bankruptcy Court for the District of Delaware. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code. On the effective date of the Recapitalization, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For the three months ended March 31, 1999 and 2000, the weighted average common shares outstanding were 11.5 million and 10.1 million, respectively. The weighted average common shares outstanding reflect the repurchase of approximately 1.4 million shares by the Company in June 1999. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

NOTE 3 - RESTRICTED CASH

         Restricted cash as of March 31, 2000 reflects a mortgage-backed security recorded at amortized cost, maturing in July 2000. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

NOTE 4 - LAND HELD FOR DEVELOPMENT

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

         The planned community at Warner Mesa is expected to offer a mix of home choices, primarily single-family detached homes. A Local Coastal Program ("LCP") for development of up to 3,300 homes (up to 2,500 on Warner Mesa and up to 900 on the Bolsa Chica lowlands, which were subsequently sold as discussed below) was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the "Coastal Commission") in January 1996.

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

         On April 11, 2000, the Coastal Commission postponed its public hearing on the LCP from June to August 2000, in order to give the Commission staff additional time to finalize its report and, at the request of local activists, to hold the hearing in Huntington Beach, California. In January 2000, the Coastal Commission staff reported to the local press that they intend to recommend limiting development to approximately 65 acres out of the approximately 1,600 acres in the LCP area. The Commission staff's report is expected to be released in July 2000. Alternatively, the County is seeking Coastal Commission approval of modifications to the LCP which protect the environment in accordance with the courts' decisions, and allow the Company to responsibly develop approximately 180 acres of Warner Mesa, including approximately 22 acres owned by other landowners. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Coastal Commission is currently scheduled to hold its public hearing on the LCP during the week of August 7, 2000. If the County's proposed modifications to the LCP are approved at that time, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the second quarter of 2001. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Warner Mesa; however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

         Upon completion of the Company's Recapitalization as discussed in
Note 1, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Warner Mesa) was adjusted to fair value of approximately $130 million as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. No provision for impairment has been considered necessary subsequent to the Recapitalization. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

NOTE 5 - PROJECT DEBT

         In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon the sale of homes. The original maturity date of January 18, 2000 was extended at Signal Landmark's option for a six-month period to July 18, 2000. The loan may be extended for an additional six-month period at Signal Landmark's option. The loan provides a facility of $14.3 million at an interest rate of prime plus three-fourths percent. As of March 31, 2000, approximately $9.9 million was drawn on this facility. For the three months ended March 31, 1999 and 2000, approximately $.1 million and $.2 million, respectively, of construction period interest was capitalized to the project.

         In March 2000, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance the construction of infrastructure and 16 homes at the Company's Sandover project on Warner Mesa, overlooking the Bolsa Chica wetlands in Huntington Beach, California. The $9 million loan facility is secured by a deed of trust on the Sandover project and requires principle repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and has a maturity date of March 21, 2001. As of March 31, 2000, approximately $2.9 million was drawn on this facility, and construction period interest capitalized to the project was less than $.1 million for the three months ended March 31, 2000.

NOTE 6 - INCOME TAXES

         The Internal Revenue Code (the "Code") generally limits the availability of net operating losses ("NOLs") if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change, the Company's annual use of its NOLs would generally be limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. The first date upon which the Company experienced an ownership shift subsequent to the Recapitalization (a Section 382(l)(5) protected ownership change), was June 16, 1998. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 39%. The federal NOLs available as of March 31, 2000 are approximately $197 million which expire beginning in 2005.

         In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its $197 million of tax loss carryforwards. Since the Company's use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company's majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company's common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company's ability to use its NOLs. While these amendments reduced the Company's risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

         In 1995, the Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, if upheld, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which includes $280,000 of tax and $479,000 of interest through January 1999), net of the Company's refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company's NOL carryforwards was disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. However, there can be no assurance that the refund will be upheld. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company's financial statements.

         Cash payments for federal, state and local income taxes were approximately $.9 million and less than $.1 million during the three months ended March 31, 1999 and 2000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2000, the Company will continue to focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project in accordance with the court's decisions as further described in Note 4 to the Company's Financial Statements; (ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa during the second quarter of 2001; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

         The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. The Coastal Commission is currently scheduled to hold its public hearing on the LCP during the week of August 7, 2000. If the County's proposed modifications to the LCP are approved at that time, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the second quarter of 2001; however, there can be no assurance in that regard. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties appears to have increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

         The Company's internal home-building operations focus primarily on the entry-level and move-up single-family detached market. The Fairbanks Highlands joint venture home-building activities reflect a large, luxury single-family product under construction by the Company's partner. Major projects are described as follows:

    RANCHO SAN PASQUAL. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole golf course. From 1996 through April 1998, the Company sold 468 Phase I residential lots at Rancho San Pasqual to four homebuilders. In 1999, the Company's subsidiary began constructing infrastructure and homes on the 112-home Phase II of the project, and opened for sales in October 1999. As of May 1, 2000, eight homes have been delivered and an additional 31 homes were in escrow.

     SANDOVER. The Company's subsidiary is currently building 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The Company expects to open for sales at the project, known as "Sandover", in the second quarter of 2000.

    FAIRBANKS HIGHLANDS. The Fairbanks Highlands property consists of approximately 380 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the city of San Diego. The project includes 93 luxury homes, averaging approximately 4,800 square feet, on single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property, retaining a continuing 35% partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and building all of the homes at the site. Closings on eight homes were completed and 45 homes were in escrow as of May 1, 2000.

 LIQUIDITY AND CAPITAL RESOURCES.

         The principal asset in the Company's portfolio is residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company believes that its cash on hand, which was in excess of $9 million at March 31, 2000, in addition to funds available under its credit agreements and expected cash flows from home-building projects will be sufficient to meet anticipated cash and capital requirements, including primarily project development costs for Warner Mesa, Sandover and Rancho San Pasqual and general and administrative expenses for the next 12 months. The Company is utilizing project debt to fund the Rancho San Pasqual and Sandover construction. The Company's Fairbanks Highlands joint venture began generating cash distributions in March 2000. In addition, the Company expects that its Rancho San Pasqual and Sandover projects will begin contributing to income and generating positive cash flow in the second and fourth quarters of 2000, respectively. These three homebuilding projects are expected to generate in excess of $20 million in cash flow over the next two years, based on present economic conditions and market assumptions.

FINANCIAL CONDITION

    MARCH 31, 2000 COMPARED WITH DECEMBER 31, 1999

         The $3.5 million increase in cash and cash equivalents primarily reflects the maturity of short-term investments and the initial funding of a construction loan on the Sandover project, partially offset by spending on project development costs for Warner Mesa, as well as other activity presented in the Statements of Cash Flows.

         Restricted cash as of March 31, 2000 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

         The $4.7 million increase in real estate held for development or sale represents infrastructure and home-building costs for the Company's 112-home Rancho San Pasqual project in Escondido, California and the 16-home Sandover project in Huntington Beach, California.

         The $1.2 million increase in land held for development reflects investment in the Warner Mesa project during the first quarter.

          Other assets decreased by $.4 million as a result of collection of receivables and amortization of prepaid costs.

         Accounts payable and accrued liabilities increased by $.9 million, to a balance of $2.9 million as of March 31, 2000, reflecting increased construction activity at the Rancho San Pasqual and Sandover projects.

         The $5.4 million increase in project debt reflects borrowings for infrastructure and home construction costs at the Rancho San Pasqual and Sandover projects.

         The $1.2 million decrease in other liabilities primarily reflects a January 2000 transaction completed with the Charter Township of Calumet, Michigan (the "Township"), whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, to the Township. The donation was made in exchange for the Township's agreement to make a borrow source available to the U.S. Environmental Protection Agency ("EPA") for soil cover to be used in EPA's implementation of remedial actions on that portion of the conveyed property which is a portion of a superfund site. The Township also assumed certain other liabilities and provided the Company with certain indemnities in connection with the transaction. The Company believes its liabilities, if any, with respect to this superfund site have been discharged as a result of this transaction. Accordingly, the Company recognized other income of $1.1 million, which represents elimination of a reserve for an indemnity obligation, net of unamortized discount.

 RESULTS OF OPERATIONS

         The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

         The Company reported no revenues for the first quarters of 2000 and 1999. The Company will resume reporting revenues in the second quarter of 2000, reflecting the delivery of homes at its 112-home Rancho San Pasqual project in Escondido, California, which commenced in April 2000.

         The increase in general and administrative expenses from $.8 million in the 1999 period to $.9 million in the 2000 period primarily reflects an increase in selling costs charged to the period for the Rancho San Pasqual and Sandover projects.

         The decrease in interest expense from $.4 million in 1999 to $.1 million in the 2000 period reflects the April 1999 cessation of interest accruals on capital contribution notes due to a partnership.

         The $.5 million of income from unconsolidated joint venture in the 2000 period reflects profits from the Company's interest in the Fairbanks Highlands joint venture. The venture delivered seven homes during the three months ended March 31, 2000.

         The increase in other income, net from $.3 million in the 1999 period to $1.2 million in the three months ended March 31, 2000 primarily reflects the January 2000 transaction with the Township, described above, partially offset by a reduction in interest income due to lower cash balances.

         The benefit for deferred income taxes for the three months ended March 31, 1999 was offset by a corresponding valuation allowance. For the three months ended March 31, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.

ITEM 3 -          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain of the foregoing information as well as certain information set forth in Part II of this report under the heading "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward looking in nature and involves risks and uncertainties that could significantly impact the ability of the Company to achieve its currently anticipated goals and objectives. These risks and uncertainties include, but are not limited to litigation or appeals of regulatory approvals (including ongoing litigation and administrative proceedings in the Coastal Act Lawsuit related to the Company's principal asset, Warner Mesa), injunctions prohibiting implementation of approved development plans pending the outcome of litigation, and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. Other significant risks and uncertainties are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         See "Item 1 - Business - Corporate Indemnification Matters" and "Item 3
- Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CALIFORNIA COASTAL COMMUNITIES, INC.

Date MAY 12,  2000               By      /s/  Sandra G. Sciutto
     --------------                    ------------------------
                                       SANDRA G. SCIUTTO
                                       Senior Vice President and
                                       Chief Financial Officer