Form 10-Q
period 2000-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2000-08-09
CIK 840216

           This Form 10-Q consists of 15 sequentially numbered pages.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


The number of shares of Common Stock outstanding at June 30, 2000 was 10,058,589.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                    I N D E X

                                                                                           Page No.
                                                                                           --------
PART I - Financial Information:

         Item 1 -   Financial Statements

                    Balance Sheets -
                    December 31, 1999 and June 30, 2000........................................ 3

                    Statements of Operations -
                    Three Months and Six Months Ended June 30, 1999 and 2000................... 4

                    Statements of Cash Flows -
                    Six Months Ended June 30, 1999 and 2000.................................... 5

                    Notes to Financial Statements.............................................. 6

         Item 2 -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................................10

         Item 3 -   Quantitative and Qualitative Disclosures About
                    Market Risk................................................................13

PART II - Other Information:

         Item 1 - Legal Proceedings............................................................14

         Item 4 - Submission of Matters to a Vote of Security Holders..........................14

         Item 5 - Other Information............................................................14

         Item 6 - Exhibits and Reports on Form 8-K.............................................15

SIGNATURE......................................................................................15

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS

                                  (in millions)

                                                                   December 31,                June 30,
                                                                      1999                       2000
                                                                   -----------               -----------
     ASSETS                                                                                  (Unaudited)
Cash and cash equivalents ....................................       $   5.8                   $   7.0
Short-term investments........................................           3.0                       --
Restricted cash...............................................           3.4                       3.3
Real estate held for development or sale......................          15.1                      21.6
Land held for development.....................................         136.5                     138.8
Other assets..................................................           6.1                       3.8
                                                                     -------                   -------

                                                                     $ 169.9                   $ 174.5
                                                                     =======                   =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities.................       $   2.0                   $   2.5
     Project debt.............................................           7.4                      10.5
     Other liabilities........................................          27.7                      26.2
                                                                     -------                   -------

     Total liabilities........................................          37.1                      39.2
                                                                     -------                   -------


Stockholders' equity:
     Common stock ............................................            .5                        .5
     Capital in excess of par value...........................         130.2                     131.2
     Retained earnings........................................           2.1                       3.6
                                                                     -------                   -------

     Total stockholders' equity...............................         132.8                     135.3
                                                                     -------                   -------

                                                                     $ 169.9                   $ 174.5
                                                                     =======                   =======


               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                  June 30,
                                                            1999         2000           1999         2000
                                                            ----         ----           ----         ----
Revenues................................................   $ --        $ 7.5          $  --         $ 7.5

Costs of sales..........................................     --          5.9             --           5.9
                                                           -----       ------         ------        ------

   Gross operating profit...............................     --          1.6             --           1.6

Selling, general and administrative expenses............     .8           .9            1.6           1.8
Interest expense........................................     .1          --              .5            .1
Income from unconsolidated joint venture................     --          (.8)            --          (1.3)
Other income, net.......................................    (.5)         (.4)           (.8)         (1.6)
                                                           -----       ------         ------        ------

Income (loss) before income taxes.......................    (.4)         1.9           (1.3)          2.6

Provision for income taxes..............................     .1           .8             .1           1.1
                                                           -----       ------         ------        ------

Net income (loss).......................................   $(.5)       $ 1.1          $(1.4)        $ 1.5
                                                           =====       ======         ======        ======


Earnings (loss) per common share - basic and diluted:...   $(.05)      $  .11         $ (.12)       $  .15
                                                           =====       ======         ======        ======

               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (in millions)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                      1999               2000
                                                                                    --------            ------
Cash flows from operating activities:
      Net income (loss)................................................             $   (1.4)           $  1.5
      Adjustments to reconcile to cash used
       by operating activities:
         Non-cash interest expense.....................................                   .4                .1
         Interest income on restricted cash............................                  (.1)              (.1)
         Deferred income taxes.........................................                   --               1.0
         Gains on asset sales..........................................                   --              (1.7)
         Proceeds from asset sales, net................................                   --               7.4
         Investments in real estate held for development or sale.......                 (3.5)            (12.2)
         Investments in land held for development......................                 (1.2)             (2.3)
         Decrease in other assets......................................                   .9               2.3
         Decrease in accounts payable, accrued
           and other liabilities.......................................                 (1.4)             (1.1)
                                                                                    --------            ------

              Cash used by operating activities........................                 (6.3)             (5.1)
                                                                                    --------            ------

Cash flows from investing activities:
      Maturity of short-term investments...............................                   --               3.0
                                                                                    --------            ------
              Cash provided by investing activities....................                   --               3.0
                                                                                    --------            ------

Cash flows from financing activities:
      Borrowings of project debt.......................................                  3.7               8.6
      Repayments of project debt.......................................                   --              (5.5)
      Repurchases of common stock......................................                 (8.3)              --
      Deposit of restricted cash.......................................                 (3.2)              --
      Return of interest income from restricted cash...................                   --                .2
                                                                                    --------            ------

              Cash (used) provided by financing activities.............                 (7.8)              3.3
                                                                                    --------            ------

Net increase (decrease) in cash and cash equivalents...................                (14.1)              1.2

Cash and cash equivalents - beginning of period........................                 26.6               5.8
                                                                                    --------            ------

Cash and cash equivalents - end of period..............................             $   12.5            $  7.0
                                                                                    ========            ======

               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the current year's previously issued Quarterly Report on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For the six months ended June 30, 1999 and 2000, the weighted average common shares outstanding were 11.3 million and 10.1 million, respectively. For the three months ended June 30, 1999 and 2000, the weighted average common shares outstanding were 11.1 million and 10.1 million, respectively. The weighted average common shares outstanding reflect the repurchase of approximately 1.4 million shares by the Company in June 1999. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

NOTE 3 - RESTRICTED CASH

         Restricted cash as of June 30, 2000 reflects a mortgage-backed security recorded at amortized cost, maturing in July 2000. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

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

         In October 1997, opponents of the Warner Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. In April 1999, the California Court of Appeal overturned the August 1997 judgment of the trial court with respect to the raptor habitat. The appellate court ruled that, under the Coastal Act, the Coastal Commission should not have allowed the removal and relocation of this raptor habitat. The court order instructing the Coastal Commission on how to proceed in response to this decision was issued in June 1999.

         The Company was recently informed that the Coastal Commission postponed its public hearing on the LCP from August to October 2000, in order to give the Commission staff additional time to evaluate the LCP and finalize its report, which had been scheduled for release at the end of July. The Commission staff's report is expected to be released in late September 2000. In January 2000, the Coastal Commission staff reported to the local press that they intend to recommend limiting development to approximately 65 acres out of the approximately 1,600 acres in the LCP area. Alternatively, the County is seeking Coastal Commission approval of modifications to the LCP which protect the environment in accordance with the courts' decisions, and allow the Company to responsibly develop 183 acres of Warner Mesa, including approximately 22 acres owned by other landowners. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Coastal Commission is currently scheduled to hold its public hearing on the LCP during the week of October 9, 2000. If the County's proposed modifications to the LCP are approved at that time, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the third quarter of 2001. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Warner Mesa; however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

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

NOTE 5 - PROJECT DEBT

         In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. Effective in July 2000, the loan was amended to finance an additional 29 homes, increasing the original $14.3 million facility to $18.8 million. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent, and matures on January 18, 2001. As of June 30, 2000, approximately $11.6 million was drawn on this facility and an aggregate of $5.5 million was repaid upon home closings. For the six months ended June 30, 1999 and 2000, approximately $.1 million and $.4 million, respectively, of construction period interest was capitalized to the project.

         In March 2000, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance the construction of infrastructure and 16 homes at the Company's Sandover project on Warner Mesa, overlooking the Bolsa Chica wetlands in Huntington Beach, California. The $9 million loan facility is secured by a deed of trust on the Sandover project and requires principle repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and has a maturity date of March 21, 2001. As of June 30, 2000, approximately $4.4 million was drawn on this facility, and construction period interest capitalized to the project was approximately $.1 million for the six months ended June 30, 2000.

NOTE 6 - INCOME TAXES

         The Internal Revenue Code (the "Code") generally limits the availability of net operating losses ("NOLs") if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change, the Company's annual use of its NOLs would generally be limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. The first date upon which the Company experienced an ownership shift subsequent to the Recapitalization (a Section 382(l)(5) protected ownership change), was June 16, 1998. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 40%. The federal NOLs available as of June 30, 2000 are approximately $196 million, which expire beginning in 2005.

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

         Cash payments for federal, state and local income taxes were approximately $.9 million and approximately $.1 million during the six months ended June 30, 1999 and 2000, respectively.

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include:
(i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2000, the Company will continue to focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project in accordance with the court's decisions as further described in Note 4 to the Company's Financial Statements; (ii) complete the secondary permitting for development of Warner Mesa; and (iii) commence infrastructure construction on Warner Mesa during the third quarter of 2001; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

         The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. The Coastal Commission is currently scheduled to hold its public hearing on the LCP during the week of October 9, 2000. If the County's proposed modifications to the LCP are approved at that time, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the third quarter of 2001; however, there can be no assurance in that regard. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties appears to have increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

         The Company's internal home-building operations focus primarily on the entry-level and move-up single-family detached market. The Fairbanks Highlands joint venture home-building activities reflect a large, luxury single-family product under construction by the Company's partner. Major projects are described as follows:

    RANCHO SAN PASQUAL. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole golf course. From 1996 through April 1998, the Company sold 468 Phase I residential lots at Rancho San Pasqual to four homebuilders. In 1999, the Company's subsidiary began constructing infrastructure and homes on the 112-home Phase II of the project, and opened for sales in October 1999. As of August 7, 2000, 26 homes had been delivered and an additional 34 homes were in escrow.

    SANDOVER. The Company's subsidiary is currently building 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The Company opened for sales at the project, known as "Sandover", in June 2000. As of August 7, 2000, five homes were in escrow.

    FAIRBANKS HIGHLANDS. The Fairbanks Highlands property consists of approximately 380 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the city of San Diego. The project includes 93 luxury homes, averaging approximately 4,800 square feet, on single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property, retaining a continuing 35% partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and building all of the homes at the site. Closings on 19 homes were completed and 46 homes were in escrow as of August 7, 2000.

    CHAPMAN HEIGHTS. The Company recently acquired 29 finished lots which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California, and obtained an option to purchase an additional 57 finished lots. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company will begin construction of model homes during the third quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES.

         The principal asset in the Company's portfolio is residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company believes that its cash on hand, which was approximately $7 million at June 30, 2000, in addition to funds available under its credit agreements and expected cash flows from home-building projects, will be sufficient to meet anticipated cash and capital requirements, including primarily project development costs for Warner Mesa, Sandover and Rancho San Pasqual and general and administrative expenses for the next 12 months. The Company is utilizing project debt as necessary, to fund the Rancho San Pasqual and Sandover construction. The Company's Fairbanks Highlands joint venture began generating cash distributions in March 2000, and the Company's Rancho San Pasqual project began generating cash flow during the second quarter. In addition, the Company expects that its Sandover project will begin contributing to income and generating positive cash flow in the fourth quarter of 2000. These three homebuilding projects are expected to generate in excess of $20 million in cash flow over the next 18 months, based on present economic conditions and market assumptions.


FINANCIAL CONDITION

    JUNE 30, 2000 COMPARED WITH DECEMBER 31, 1999

         The $1.2 million increase in cash and cash equivalents primarily reflects the maturity of short-term investments and the initial funding of a construction loan on the Sandover project, partially offset by spending on project development costs for Warner Mesa, as well as other activity presented in the Statements of Cash Flows.

         Restricted cash as of June 30, 2000 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

         The $6.5 million increase in real estate held for development or sale represents infrastructure and home-building costs for the Company's 112-home Rancho San Pasqual project in Escondido, California, the 16-home Sandover project in Huntington Beach, California, and the purchase of the first 29 lots in the Company's recently acquired project in Yucaipa, California, partially offset by deliveries of 21 homes at the Rancho San Pasqual project during the second quarter.

         The $2.3 million increase in land held for development reflects investment in the Warner Mesa project during the first six months of the year.

         Other assets decreased by $2.3 million, primarily reflecting the reduced investment in the Fairbanks Highlands joint venture due to cash distributions received for preferred return to the Company. In addition, the decrease reflects the release of collateral held under an insurance indemnity agreement and the collection of income tax refunds receivable.

         Accounts payable and accrued liabilities increased by $.5 million, to a balance of $2.5 million as of June 30, 2000, primarily reflecting increased construction activity at the Rancho San Pasqual and Sandover projects.

         The $3.1 million increase in project debt reflects $8.6 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual and Sandover projects, offset by repayments of $5.5 million made in conjunction with home deliveries at the Rancho San Pasqual project.

         The $1.5 million decrease in other liabilities primarily reflects a January 2000 transaction completed with the Charter Township of Calumet, Michigan (the "Township"), whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, to the Township. The donation was made in exchange for the Township's agreement to make a borrow source available to the U.S. Environmental Protection Agency ("EPA") for soil cover to be used in EPA's implementation of remedial actions on that portion of the conveyed property which is a portion of a superfund site. The Township also assumed certain other liabilities and provided the Company with certain indemnities in connection with the transaction. The Company believes its liabilities, if any, with respect to this superfund site have been discharged as a result of this transaction. Accordingly, the Company recognized other income of $1.1 million, which represents elimination of a reserve for an indemnity obligation, net of unamortized discount, during the first quarter of 2000.

RESULTS OF OPERATIONS

         The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

         The Company reported revenues of $7.5 million and gross profit of $1.6 million for the second quarter of 2000, compared with no revenues for the second quarter of 1999. Revenues in the current period reflect deliveries of 21 homes at the Company's 112-home Rancho San Pasqual project in Escondido, California.

         The increase in selling, general and administrative expenses from $.8 million in the 1999 period to $.9 million in the 2000 period primarily reflects an increase in selling costs charged to the period for the Rancho San Pasqual and Sandover projects.

         The $.8 million of income from unconsolidated joint venture in the three months ended June 30, 2000 reflects profits from the Company's interest in the Fairbanks Highlands joint venture. The venture delivered 11 homes during the period.

         The decrease in other income, net from $.5 million in the 1999 period to $.4 million in the three months ended June 30, 2000 primarily reflects an absence in 2000 of non-recurring income from recovery of legal expenses related to settled construction defects litigation. The decrease was substantially offset by recognition in the 2000 period of $.4 million of non-recurring deferred income on the 1996 land sale to the Fairbanks Highlands joint venture.

         The benefit for deferred income taxes for the three months ended June 30, 1999 was offset by a corresponding valuation allowance. For the three months ended June 30, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

         The Company reported revenues of $7.5 million, resulting in gross profit of $1.6 million for the first six months of 2000 compared with no revenues in the 1999 period. Revenues in the 2000 period reflect the delivery of homes at the Rancho San Pasqual project in Escondido, California, which commenced in April 2000.

         The increase in selling, general and administrative expenses from $1.6 million in the 1999 period to $1.8 million in the 2000 period primarily reflects an increase in selling costs charged to the period for the Rancho San Pasqual and Sandover projects.

         The decrease in interest expense from $.5 million in 1999 to $.1 million in the 2000 period primarily reflects the April 1999 cessation of interest accruals on capital contribution notes due to a partnership. Interest expense in the current period reflects amortization of discount on liabilities which was recorded under Fresh-Start Reporting in connection with the Company's 1997 Recapitalization.

         The $1.3 million of income from unconsolidated joint venture in the 2000 period reflects profits from the Company's interest in the 93-home Fairbanks Highlands joint venture. The venture delivered 18 homes during the six months ended June 30, 2000.

         The increase in other income, net from $.8 million in the 1999 period to $1.6 million in the six months ended June 30, 2000 primarily reflects the January 2000 transaction with the Township described above and recognition of $.4 million of non-recurring deferred income on the 1996 land sale to the Fairbanks Highlands joint venture. These increases were partially offset by an absence in 2000 of non-recurring income from recovery of legal expenses related to settled construction defects litigation and a reduction in interest income due to lower cash balances.

         The benefit for deferred income taxes for the six months ended June 30, 1999 was offset by a corresponding valuation allowance. For the six months ended June 30, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Company's stockholders was held on May 10, 2000. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company's stockholders entitled to vote, as follows:

         Proposal No. 1: THE DIRECTOR PROPOSAL. The Company's director proposal recommended election of five directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of approximately 99.0% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting.


                        NAME             VOTES CAST "FOR NOMINEE"     VOTES "WITHHELD"
                        ----             ------------------------     ----------------
               Phillip R. Burnaman II            8,929,695                 81,960
               David J. Matlin                   8,929,695                 81,960
               Raymond J. Pacini                 8,929,877                 81,778
               Thomas W. Sabin, Jr.              8,929,785                 81,780
               J. Thomas Talbot                  8,929,979                 81,676

         Proposal No. 2: THE REDUCTION OF AUTHORIZED SHARES PROPOSAL. The holders of Common Stock cast 6,489,299 votes for and 83,931 votes against the Company's proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the number of shares of Common Stock from 18,000,000 to 11,000,000 and to reduce the number of shares of Excess Stock from 18,000,000 to 11,000,000. Such votes constituted the affirmative vote for the Reduction of Authorized Shares Proposal by the holders of approximately 64.5% of the Company's outstanding Common Stock. Such votes constituted the affirmative vote for the Reduction of Authorized Shares Proposal by the holders of approximately 64.5% of the Company's outstanding Common Stock. There were 5,574 abstentions and 2,432,851 broker non-votes.

         Proposal No. 3: THE AUDITOR PROPOSAL. The holders of Common Stock cast 9,003,911 votes for and 2,406 votes against the Company's proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 99.9% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 5,338 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal.

ITEM 5 - OTHER INFORMATION

         Stockholders wishing to bring a proposal before the Registrant's 2001 Annual Meeting of Stockholders (but not wishing to include such proposal in the Registrant's Proxy Statement) must cause written notice of such proposal to be received by the Secretary of the Registrant at its principal executive offices no later than December 21, 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CALIFORNIA COASTAL COMMUNITIES, INC.

Date  August 9, 2000                  By      /s/  Sandra G. Sciutto
      --------------                        ------------------------
                                            SANDRA G. SCIUTTO
                                            Senior Vice President and
                                            Chief Financial Officer