Form 10-Q
period 2000-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2000-11-01
CIK 840216

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


                For the quarterly period ended SEPTEMBER 30, 2000


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

The number of shares of Common Stock outstanding at October 31, 2000 was 10,058,589.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                    I N D E X
                           --------------------------

                                                                                                           PAGE NO.
PART I -   Financial Information:

           Item 1 -    Financial Statements

                       Balance Sheets -
                       December 31, 1999 and September 30, 2000...................................................3

                       Statements of Operations -
                       Three Months and Nine Months Ended September 30, 1999 and 2000.............................4

                       Statements of Cash Flows -
                       Nine Months Ended September 30, 1999 and 2000..............................................5

                       Notes to Financial Statements..............................................................6


           Item 2 -    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.......................................................10


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


PART II - Other Information:

           Item 1 - Legal Proceedings............................................................................14


           Item 6 - Exhibits and Reports on Form 8-K.............................................................14


SIGNATURE........................................................................................................14

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                                 BALANCE SHEETS
                                 --------------

                                  (in millions)


                                                                   December 31,              September 30,
                                                                       1999                      2000
                                                                     -------                   -------
                                                                                              (Unaudited)
     ASSETS
Cash and cash equivalents ....................................       $   5.8                   $   6.8
Short-term investments........................................           3.0                       --
Restricted cash...............................................           3.4                       3.2
Real estate held for development or sale......................          15.1                      21.5
Land held for development.....................................         136.5                     139.8
Other assets..................................................           6.1                       4.9
                                                                     -------                   -------

                                                                     $ 169.9                   $ 176.2
                                                                     =======                   =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities.................       $   2.0                   $   2.7
     Project debt.............................................           7.4                      10.8
     Other liabilities........................................          27.7                      25.6
                                                                     -------                   -------

     Total liabilities........................................          37.1                      39.1
                                                                     -------                   -------


Stockholders' equity:
     Common stock ............................................            .5                        .5
     Capital in excess of par value...........................         130.2                     132.0
     Retained earnings........................................           2.1                       4.6
                                                                     -------                   -------

     Total stockholders' equity...............................         132.8                     137.1
                                                                     -------                   -------

                                                                     $ 169.9                   $ 176.2
                                                                     =======                   =======




               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (in millions, except per share amounts)
                                   (unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                            1999          2000               1999          2000
                                                           ------        ------             ------        ------

Revenues...........................................        $ --          $ 7.2              $ --          $ 14.7

Costs of sales.....................................          --            5.7                --            11.6
                                                           ------        ------             ------        ------

   Gross operating profit..........................          --            1.5                --             3.1

Selling, general and administrative expenses.......          1.0            .8                2.6            2.6
Interest expense...................................           .3            .1                 .8             .2
Income from unconsolidated joint venture...........          --            (.5)               --            (1.8)
Other income, net..................................          (.3)          (.6)              (1.1)          (2.2)
                                                           ------        ------             ------        ------

Income (loss) from continuing operations
   before income taxes.............................         (1.0)          1.7               (2.3)           4.3

Provision for income taxes.........................          --             .7                 .1            1.8
                                                           ------        ------             ------        ------

Income (loss) from continuing operations...........         (1.0)          1.0               (2.4)           2.5

Discontinued operations:
   Gain on disposition, net of income
        tax benefits of $.2, $0, $.2
        and $0, respectively.......................           .2           --                  .2            --
                                                           ------        ------             ------        ------

Net income (loss)..................................        $ (.8)        $ 1.0              $(2.2)        $  2.5
                                                           ======        =====              ======         =====


Earnings (loss) per common share - basic and diluted:
   Continuing operations...........................        $(.10)        $  .10             $(.22)        $  .25
   Discontinued operations.........................          .02           --                 .02            --
                                                           ------        ------             ------        ------
Earnings (loss) per common share - basic and diluted       $(.08)        $  .10             $(.20)        $  .25
                                                           ======        ======             ======        ======





               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (in millions)

                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             1999               2000
                                                                          -------             -------
Cash flows from operating activities:
      Net income (loss) ........................................          $    (2.2)        $     2.5
      Adjustments to reconcile to cash used
         by operating activities:
         Non-cash interest expense .............................                 .5                .2
         Interest income on restricted cash ....................                (.1)              (.1)
         Deferred income taxes .................................               --                 1.8
         Gains on asset sales ..................................               --                (3.1)
         Proceeds from asset sales, net ........................               --                14.3
         Investments in real estate held for development or sale               (6.5)            (17.6)
         Investments in land held for development ..............               (1.5)             (3.3)
         Decrease in other assets ..............................                 .9               1.2
         Decrease in accounts payable, accrued
           and other liabilities ...............................                (.1)             (1.6)
                                                                          ----------        ----------

              Cash used by operating activities ................               (9.0)             (5.7)
                                                                          ----------        ----------

Cash flows from investing activities:
      Maturity of short-term investments .......................               --                 3.0
                                                                          ----------        ----------

Cash flows from financing activities:
      Borrowings of project debt ...............................                5.0              14.3
      Repayments of project debt ...............................               --               (10.9)
      Deposits of restricted cash ..............................               (3.2)             --
      Return of interest income from restricted cash ...........               --                  .3
      Repurchases of common stock ..............................               (8.3)             --
                                                                          ----------        ----------

              Cash provided (used) by financing activities .....               (6.5)              3.7
                                                                          ----------        ----------

Net increase (decrease) in cash and cash equivalents ...........              (15.5)              1.0

Cash and cash equivalents - beginning of period ................               26.6               5.8
                                                                          ----------        ----------

Cash and cash equivalents - end of period ......................          $    11.1         $     6.8
                                                                          ----------        ----------








               See the accompanying notes to financial statements.

                      CALIFORNIA COASTAL COMMUNITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the current year's previously issued Quarterly Reports on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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


NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." For the nine months ended September 30, 1999 and 2000, the weighted average common shares outstanding were 10.9 million and 10.1 million, respectively. For the three months ended September 30, 1999 and 2000, the weighted average common shares outstanding were 10.1 million. The weighted average common shares outstanding reflect the repurchase of approximately 1.4 million shares by the Company in June 1999. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.


NOTE 3 - RESTRICTED CASH

         Restricted cash as of September 30, 2000 reflects a mortgage-backed security recorded at amortized cost, maturing in December 2000. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.


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

         In January 2000, the Coastal Commission staff reported to the local press that they intend to recommend limiting development to approximately 60 acres out of the approximately 1,600 acres in the LCP area. Alternatively, the County is seeking Coastal Commission approval of modifications to the LCP which protect the environment in accordance with the courts' decisions, and allow the Company to responsibly develop approximately 170 acres of Warner Mesa, including approximately 22 acres owned by other landowners. Upon approval by the Coastal Commission, such modifications would require approval by the Orange County Board of Supervisors, followed by certification of the LCP by the Coastal Commission. The Coastal Commission is currently scheduled to release its staff report on November 3, 2000, and hold its public hearing on the LCP on November 16, 2000. If the County's proposed modifications to the LCP are approved at that time, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the third quarter of 2001. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Warner Mesa; however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

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

NOTE 5 - PROJECT DEBT


         In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. Effective in July 2000, the loan was amended to finance an additional 29 homes, increasing the original $14.3 million facility to $18.8 million. The loan is secured by a deed of trust on the Rancho San Pasqual project and requires principle repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent, and matures on January 18, 2001. As of September 30, 2000, approximately $15.7 million had been drawn on this facility and an aggregate of $10.9 million had been repaid upon home closings, resulting in an outstanding balance of $4.8 million. For the nine months ended September 30, 1999 and 2000, approximately $.3 million and $.5 million, respectively, of construction period interest was capitalized to the project.

         In March 2000, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance the construction of infrastructure and 16 homes at the Company's Sandover project on Warner Mesa, overlooking the Bolsa Chica wetlands in Huntington Beach, California. The $9 million loan facility is secured by a deed of trust on the Sandover project and requires principle repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and has a maturity date of March 21, 2001. As of September 30, 2000, approximately $6.0 million was drawn on this facility, and construction period interest capitalized to the project was approximately $.2 million for the nine months ended September 30, 2000.


NOTE 6 - INCOME TAXES

         The Internal Revenue Code (the "Code") generally limits the availability of net operating losses ("NOLs") if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change, the Company's annual use of its NOLs would generally be limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. The first date upon which the Company experienced an ownership shift subsequent to the Recapitalization (a Section 382(l)(5) protected ownership change), was June 16, 1998. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 40%. The federal NOLs available as of September 30, 2000 are approximately $196 million, which expire beginning in 2005.

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

         Cash payments for federal, state and local income taxes were approximately $1.2 million and less than $.1 million during the nine months ended September 30, 1999 and 2000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2000, the Company will continue to focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for modifications to the Local Coastal Program ("LCP") for the Warner Mesa project in accordance with the court's decisions as further described in Note 4 to the Company's Financial Statements; (ii) complete the secondary permitting for development of Warner Mesa in 2001; and (iii) commence infrastructure construction on Warner Mesa during the third quarter of 2001; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

         The Company's real estate properties are subject to a number of uncertainties which can affect the fair values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. The Coastal Commission is currently scheduled to hold its public hearing on the LCP for the Company's Warner Mesa property on November 16, 2000. If the County's proposed modifications to the LCP are approved at that time, the Company could then process secondary permits and commence infrastructure construction on Warner Mesa during the third quarter of 2001; however, there can be no assurance in that regard. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the demand for housing generally and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the strengthened economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties appears to have increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market.

         The Company's internal home-building operations focus primarily on the entry-level and move-up single-family detached market. The Fairbanks Highlands joint venture home-building activities reflect a large, luxury single-family product under construction by the Company's partner. Major projects are described as follows:

    RANCHO SAN PASQUAL. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole golf course. From 1996 through April 1998, the Company sold 468 Phase I residential lots at Rancho San Pasqual to four homebuilders. The Company's subsidiary began constructing infrastructure and homes on the 112-home Phase II of the project in 1999, and opened for sales in October 1999. As of October 31, 2000, 41 homes had been delivered and an additional 39 homes were in escrow.

     SANDOVER. The Company's subsidiary is currently building 16 homes on approximately five acres of Warner Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Warner Mesa property is in an unincorporated area within the County of Orange). The Company opened for sales at the project, known as "Sandover", in July 2000. As of October 31, 2000, 15 of the 16 homes were in escrow.

    FAIRBANKS HIGHLANDS. The Fairbanks Highlands property consists of approximately 380 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the city of San Diego. The project includes 93 luxury homes, averaging approximately 4,800 square feet, on single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property, retaining a continuing 35% partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and building all of the homes at the site. Closings on 33 homes were completed and 45 homes were in escrow as of October 31, 2000.

    CHAPMAN HEIGHTS. In June 2000, the Company acquired 29 finished lots which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California, and obtained an option to purchase an additional 57 finished lots. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company began constructing model homes and the first phase of production homes during the third and fourth quarters, respectively, of 2000. The project is scheduled to open for sale in November 2000.

 LIQUIDITY AND CAPITAL RESOURCES.

         The principal asset in the Company's portfolio is residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company believes that its cash on hand, which was approximately $6.8 million at September 30, 2000, in addition to funds available under its credit agreements and expected cash flows from home-building projects, will be sufficient to meet anticipated cash and capital requirements, including primarily project development costs for Warner Mesa, Sandover, Rancho San Pasqual and Chapman Heights, and general and administrative expenses for the next 12 months. The Company is utilizing project debt as necessary, to fund the Rancho San Pasqual and Sandover construction. The Company's Fairbanks Highlands joint venture began generating cash distributions in March 2000, and the Company's Rancho San Pasqual project began generating cash flow during the second quarter. In addition, the Company expects that its Sandover and Chapman Heights projects will contribute to income and generate positive cash flow in the first quarter and beginning in the second quarter of 2001, respectively. These four homebuilding projects are expected to generate in excess of $20 million in cash flow over the next 15 months, based on present economic conditions and market assumptions.

 FINANCIAL CONDITION

    SEPTEMBER 30, 2000 COMPARED WITH DECEMBER 31, 1999

         The $1.0 million increase in cash and cash equivalents primarily reflects the maturity of short-term investments, proceeds from sales at the Rancho San Pasqual project, and funding under construction loans on the Sandover and Rancho San Pasqual projects, partially offset by spending on project development costs for Warner Mesa, as well as other activity presented in the Statements of Cash Flows.

         Restricted cash as of September 30, 2000 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

         The $6.4 million increase in real estate held for development or sale reflects an aggregate of $17.6 million of infrastructure and home-building costs for the Company's 112-home Rancho San Pasqual project in Escondido, California, the 16-home Sandover project in Huntington Beach, California, and the purchase of the first 29 lots in the Company's recently acquired project in Yucaipa, California. These investments were partially offset by $11.2 million charged to cost of sales for deliveries of 41 homes at the Rancho San Pasqual project during the second and third quarters.

         The $3.3 million increase in land held for development reflects investment in the Warner Mesa project during the first nine months of the year.

         Other assets decreased by $1.2 million, primarily reflecting the reduced investment in the Fairbanks Highlands joint venture due to cash distributions received for preferred return to the Company. In addition, the decrease reflects the release of collateral held under an insurance indemnity agreement and the collection of income tax refunds receivable.

         Accounts payable and accrued liabilities increased by $.7 million, to a balance of $2.7 million as of September 30, 2000, primarily reflecting increased construction activity at the Rancho San Pasqual and Sandover projects.

         The $3.4 million increase in project debt reflects $14.3 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual and Sandover projects, offset by repayments of $10.9 million made in conjunction with home deliveries at the Rancho San Pasqual project.

         The $2.2 million decrease in other liabilities primarily reflects a January 2000 transaction completed with the Charter Township of Calumet, Michigan (the "Township"), whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, to the Township. The donation was made in exchange for the Township's agreement to make a borrow source available to the U.S. Environmental Protection Agency ("EPA") for soil cover to be used in EPA's implementation of remedial actions on that portion of the conveyed property which is a portion of a superfund site. The Township also assumed certain other liabilities and provided the Company with certain indemnities in connection with the transaction. The Company believes its liabilities, if any, with respect to this superfund site have been discharged as a result of this transaction. Accordingly, the Company recognized other income of $1.1 million, which represents elimination of a reserve for an indemnity obligation, net of unamortized discount, during the first quarter of 2000.

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

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS
                            ENDED SEPTEMBER 30, 1999

         The Company reported revenues of $7.2 million and gross operating profit of $1.5 million for the third quarter of 2000, compared with no revenues for the third quarter of 1999. Revenues in the current period reflect deliveries of 20 homes at the Company's 112-home Rancho San Pasqual project in Escondido, California.

         The decrease in selling, general and administrative expenses from $1.0 million in the 1999 period to $.8 million in the 2000 period primarily reflects reduced compensation expense, partially offset by an increase in selling costs charged to the current period for the Rancho San Pasqual and Sandover projects.

         The $.5 million of income from unconsolidated joint venture in the three months ended September 30, 2000 reflects profits from the Company's interest in the Fairbanks Highlands joint venture. The venture delivered 11 homes during the period.

         The increase in other income, net from $.3 million in the 1999 period to $.6 million in the three months ended September 30, 2000 primarily reflects recognition in the 2000 period of $.6 million of non-recurring other income from the reversal of reserves for expiring home warranties.

         The benefit for deferred income taxes for the three months ended September 30, 1999 was offset by a corresponding valuation allowance. For the three months ended September 30, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision of $0.7 million is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.

         Gain from discontinued operations for the 1999 period reflects income tax refunds for overpayment of 1998 alternative minimum taxes.

       NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1999

         The Company reported revenues of $14.7 million, resulting in gross operating profit of $3.1 million for the first nine months of 2000 compared with no revenues or gross operating profit in the 1999 period. Revenues in the 2000 period reflect the delivery of 41 homes at the Rancho San Pasqual project in Escondido, California, which commenced deliveries in April 2000.

         Selling, general and administrative expenses of $2.6 million were comparable to the 1999 period, reflecting an increase in selling costs charged for the Rancho San Pasqual and Sandover projects in the 2000 period, offset by decreased compensation and professional services expenses.

         The decrease in interest expense from $.8 million in 1999 to $.2 million in the 2000 period primarily reflects (1) the absence of interest incurred in 1999 related to settlement of litigation over a joint venture interest sold in 1992, (2) the April 1999 cessation of interest accruals on capital contribution notes due to a partnership and (3) lower amortization of discount on liabilities which was recorded under Fresh-Start Reporting in connection with the Company's 1997 Recapitalization.

         The $1.8 million of income from unconsolidated joint venture in the 2000 period reflects profits from the Company's interest in the 93-home Fairbanks Highlands joint venture. The venture delivered 29 homes during the nine months ended September 30, 2000.

         The increase in other income, net from $1.1 million in the 1999 period to $2.2 million in the nine months ended September 30, 2000 primarily reflects the January 2000 transaction with the Township described above, income from reversal of reserves of $.6 million for expiring home warranties, and recognition of $.4 million of non-recurring deferred income on the 1996 land sale to the Fairbanks Highlands joint venture. These increases were partially offset by an absence in 2000 of non-recurring income from recovery of legal expenses related to settled construction defects litigation and a reduction in interest income due to lower cash balances.

         The benefit for deferred income taxes for the nine months ended September 30, 1999 was offset by a corresponding valuation allowance. For the nine months ended September 30, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision of $1.8 million is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 2000.



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CALIFORNIA COASTAL COMMUNITIES, INC.



Date  NOVEMBER 1, 2000             By      /s/  Sandra G. Sciutto
                                         ------------------------
                                         SANDRA G. SCIUTTO
                                         Senior Vice President and
                                         Chief Financial Officer