Form 10-K405
period 2000-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2001-03-30
CIK 840216

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-17189
                            ------------------------

                      CALIFORNIA COASTAL COMMUNITIES, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         02-0426634
          (State or other jurisdiction                             (IRS Employer
       of incorporation or organization)                        Identification No.)

         6 EXECUTIVE CIRCLE, SUITE 250                                 92614
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was $17,669,222.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    The number of shares of Common Stock outstanding as of March 1, 2001 was 10,058,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    California Coastal Communities, Inc. (the "Company") is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and
(ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2001, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission") for development permits for the 65-acre upper bench of the Bolsa Chica Mesa ("Upper Mesa") project, as further described in Note 5 to the Company's Financial Statements; (ii) vigorously pursue litigation challenging the Coastal Commission's November 2000 suggested modifications to the County's Local Coastal Program ("LCP") which would prohibit development on the 140-acre lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) prepare to commence infrastructure construction on the Upper Mesa in the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    The Company's executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

PRINCIPAL PROPERTIES

    The following sections describe the Company's principal properties.

    BOLSA CHICA. The Bolsa Chica Mesa property is the principal property in the Company's portfolio. Bolsa Chica Mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development, to the south by open space and the Bolsa Chica wetlands, and to the west by the Pacific Coast Highway, the Bolsa Chica State Beach, and the Pacific Ocean. The Company owns 350 acres of the approximately 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include 208 acres on Bolsa Chica Mesa, approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands acquired in September 1997.

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

    The planned community at Bolsa Chica Mesa is expected to offer a broad mix of home choices, including primarily single-family homes. An LCP for development of up to 2,500 homes on Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the Coastal Commission in January 1996. However, a court order in litigation (the "Coastal Act Lawsuit") which followed the approvals required a hearing by the Coastal Commission in November 2000 with respect to the relocation of raptor habitat. At the hearing, the Coastal Commission approved suggested modifications to the LCP which would limit development to 65 acres of the Bolsa Chica Mesa (the "Upper Mesa") and would prohibit the Company and other landowners from development on the approximately 140-acre remainder of the Bolsa Chica Mesa (the "Lower Mesa"). In January 2001, the Company filed litigation

(the "Coastal Commission Lawsuit") challenging the Coastal Commission's
November 2000 suggested modifications to the County's Bolsa Chica LCP. The complaint includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. The complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals which would have permitted development on the entire Bolsa Chica Mesa. See Item 3. "Legal Proceedings" below for further discussion.

    While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company is currently planning to apply for permits to build approximately 400 single family homes on the Upper Mesa. However, the Company is continuing to evaluate alternative development plans which could result in higher density development. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission during the second quarter of 2002 and expect to commence infrastructure construction on the Upper Mesa during the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

    Upon completion of the Company's recapitalization (the "Recapitalization") as discussed in Note 3, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. As prescribed in SFAS 121, the fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company's stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000, in accordance with the Company's policy described in
Note 2--Impairment of Long-Lived Assets. Based upon the Company's assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

    SANDOVER. The Company's subsidiary is currently building 16 homes on approximately five acres of Bolsa Chica Mesa, which is in the City of Huntington Beach (whereas the rest of the Company's Bolsa Chica Mesa property is in an unincorporated area within the County of Orange). The Company opened for sales at the project, known as "Sandover, in July 2000. As of March 19, 2001, seven of the 16 homes were delivered and the remaining nine homes were in escrow.

    RANCHO SAN PASQUAL. In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole championship golf course, developed by the Company. From 1996 through April 1998, the Company sold 468 Phase I residential lots at Rancho San Pasqual to four homebuilders. The Company began constructing infrastructure and homes on the 112-home Phase II of the project in 1999, and opened for sales in October 1999. As of March 19, 2001, 70 homes were delivered and 41 of the remaining 42 homes were in escrow.

    CHAPMAN HEIGHTS. In June 2000, the Company acquired 29 finished lots which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California, and obtained an option to purchase an additional 57 finished lots. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales in January 2001, and 10 homes were in escrow as of March 19, 2001.

    FAIRBANKS HIGHLANDS. The Fairbanks Highlands property consists of approximately 390 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the City of San Diego. The project includes 93 luxury homes on single-family residential lots averaging 1.34 acres each and approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property, and retained a continuing 35% partnership interest in the venture. The Company's partner is managing the day-to-day operations of the venture, providing all construction financing and building all of the homes at the site. As of March 19, 2001, 55 homes were delivered and 29 homes were in escrow, with nine homes remaining for sale.

    OTHER PROPERTIES. The Company owns approximately seven acres of land zoned as a church site in San Diego, California, two acres of land zoned for commercial/industrial use in Signal Hill, California, and approximately 62 acres of resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions. The seven-acre church site is in escrow to be sold for $675,000 and scheduled to close by March 30, 2001.

    PROPERTY DISPOSITIONS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 1998, 1999 and 2000.

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

    As more fully described below in Item 3. Legal Proceedings, in April 1999 the California Court of Appeal overturned an August 1997 trial court judgment in the Coastal Act Lawsuit, ruling that the Coastal Commission should not have approved removal and relocation of certain raptor habitat. In response to the court, in November 2000, the Coastal Commission approved suggested modifications to the LCP, which would limit development to 65 acres of the Bolsa Chica Mesa. The Company has filed a lawsuit challenging the Coastal Commission's action and is concurrently seeking development permits for the 65-acre Upper Mesa. Therefore, the regulatory approval process for the Bolsa Chica Mesa property remains subject to litigation and further Coastal Commission approval, and there can be no assurance that further delays will not result.

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

    CORPORATE INDEMNIFICATION MATTERS. The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. (See Notes 8, 9 and 10 to the Company's Financial Statements included in this Annual Report.) Many of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

    EMPLOYEES. As of March 1, 2001 the Company and its subsidiaries had 40 employees.

    SAFE HARBOR, STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information contains forward-looking statements that relate to future events or the Company's future financial performance. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company's principal asset, the Bolsa Chica
Mesa), the Company's ability to continue relationships with current or future partners, the Company's ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition, the condition and adequacy of the Company's properties, the Company's ability to estimate cash flow projections due to uncertainties in valuing real property, the Company's ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities, the future condition of the real estate market in Southern California, and other statements contained herein that are not historical facts.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME AND TITLE                 AGE                          BUSINESS EXPERIENCE
--------------               --------   ------------------------------------------------------------
Raymond J. Pacini               45      President, Chief Executive Officer and Director of the
  President and                         Company since May 1998, Executive Vice President, Chief
  Chief Executive Officer               Financial Officer, Secretary and Treasurer of the Company
                                        from prior to 1995 to May 1998. Director of Metalclad
                                        Corporation since March 1999.

Sandra G. Sciutto               41      Chief Financial Officer, Secretary and Treasurer of the
  Senior Vice President and             Company since May 1998. Senior Vice President of the Company
  Chief Financial Officer               since February 1996 and Vice President and Controller of the
                                        Company from prior to 1995 to April 1998.

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

    The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

PROPERTY                            LOCATION            ACRES           PRESENT OR PLANNED USE
--------                      ---------------------  -----------   ---------------------------------
Irvine*                       Irvine, CA                     --    Headquarters

Bolsa Chica                   Orange County, CA             350    Oceanview residential community

Sandover                      Huntington Beach, CA            5    Residential community

Rancho San Pasqual            Escondido, CA                 465    Residential community

Chapman Heights               Yucaipa, CA                     6    Residential community

Fairbanks Highlands**         San Diego, CA                 312    Residential community

Fairbanks Highlands           San Diego, CA                   7    Raw land

Michigan Land                 Upper Peninsula, MI            62    Resort/residential lots

Signal Hill                   Signal Hill, CA                 2    Industrial land

------------------------

*   Leased

**  Minority interest in limited liability company

ITEM 3. LEGAL PROCEEDINGS

    In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed in the San Francisco County Superior Court (and later removed to San Diego Superior Court) by the Bolsa Chica Land Trust, et al. against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP in January 1996 was not in compliance with the Coastal Act and other statutory requirements. The Coastal Act Lawsuit sought to set aside the approval of the Bolsa Chica project. In August 1997, the San Diego Superior Court rendered a judgment that returned the LCP to the Coastal Commission for further consideration in the context of two issues. The court's decision that the Coastal Commission reconsider the LCP was based on the court's determination (i) that development of homes in the lowlands is not in compliance with the Coastal Act, and (ii) that the Commission's findings regarding the filling of a 1.7 acre pond on the Bolsa Chica Mesa ("Warner Pond") were not in compliance with the Coastal Act. With respect to Warner Pond, the court determined in August 1997 that the Coastal Commission failed to weigh and resolve a conflict in Coastal Act policies related to the proposed filling of Warner Pond. The court's August 1997 decision required the Coastal Commission to reconsider its treatment of Warner Pond. In every other respect, the court denied challenges to the Coastal Commission's approval of the LCP for development of Bolsa Chica Mesa. The court specifically approved the Coastal Commission's findings with regard to (i) the relocation of raptor habitat, (ii) the adequacy of a buffer between the new residential development and the wetlands, and (iii) treatment of archeological resources. The
August 1997 judgment was appealed by both the project opponents and the Company as discussed below.

    On October 9, 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes from 2,500 to no more than 1,235 homes on the Bolsa Chica Mesa. On November 18, 1997 and February 3, 1998, the Orange County Board of Supervisors accepted the Coastal Commission's suggested modifications.

    In October 1997, opponents of the Bolsa Chica Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. On April 16, 1999, the California Court of Appeal overturned the August 1997 judgment of the trial court with respect to the raptor habitat. The appellate court ruled that, under the Coastal Act, the Coastal Commission should not have allowed the removal and relocation of this raptor habitat. The court order instructing the Coastal Commission on how to proceed in response to this decision was issued in June 1999.

    In response to the court order, on November 16, 2000, the Coastal Commission held another public hearing on the LCP and approved suggested modifications to the LCP which would limit development to approximately 65 acres of the Bolsa Chica Upper Mesa and would prohibit the Company and other landowners from development on the approximately 140-acre remainder of the Bolsa Chica Lower Mesa. On January 12, 2001 the Company's subsidiaries filed a complaint in Orange County Superior Court challenging the Coastal Commission's November 2000 suggested modifications to the County's Bolsa Chica LCP. The complaint includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation, in contravention of the U.S. and California Constitutions. The complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals which would have permitted development on the entire Bolsa Chica Mesa. On February 28, 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. Due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

    On November 1, 1999, AV Partnership filed a lawsuit against the Company in Los Angeles County Superior Court, for collection of a guarantee of approximately $4.8 million principal amount of capital contribution notes plus accrued interest due to the partnership. On December 2, 1999, the Company filed a cross-complaint for recission of the guarantee and other causes of action. The partnership was a real estate home-building venture, in which the Company held a 49% general partnership interest. On January 25, 2001, the Company entered into a court-approved settlement regarding its AV Partnership investment and related contribution notes payable to the partnership. In settlement of the contribution notes payable, the Company agreed to pay $3.75 million and to indemnify its former partner with respect to any long-term home warranty matters and any future contruction defects claims regarding 1,202 homes built by the Company's subsidiary under contract to the joint venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following tables set forth information with respect to bid quotations for the Common Stock of the Company for the periods indicated as reported on the National Market. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
2000
First Quarter...............................................   $7.50      $5.44
Second Quarter..............................................   $6.31      $5.19
Third Quarter...............................................   $5.94      $5.31
Fourth Quarter..............................................   $6.63      $2.63

1999
First Quarter...............................................   $7.13      $6.25
Second Quarter..............................................   $7.25      $5.06
Third Quarter...............................................   $8.25      $6.88
Fourth Quarter..............................................   $8.06      $5.75

    The number of beneficial holders of the Company's Common Stock as of March 1, 2001 was approximately 2,700. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data with respect to the Company and its subsidiaries are set forth on pages 13 to 14 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 15 of this Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

    EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

    Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

    The following financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                PAGE
                                                              --------
Selected Financial Data.....................................      13

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................      15

Independent Auditors' Report................................     F-1

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................     F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................     F-3

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................     F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1999 and 2000......     F-5

Notes to Consolidated Financial Statements..................     F-6

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

10.04 Amendment to Tax Sharing Agreement dated January 25, 1999 between the Registrant and Fisher Scientific
           International Inc., incorporated by reference to
           Exhibit 10.04 to the Registrant's Annual Report on
           Form 10-K for 1998.
10.05 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.03A to the Registrant's Annual
           Report on Form 10-K for 1993.
10.06      Deferred Compensation Plan for Non-Employee Directors of the
           Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
10.07      Retirement Plan for Non-Employee Directors of the
           Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
10.08 Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment No. 3 on Form 8 to the
           Registrant's Registration Statement on Form 10.
10.08A     Amendment to Retirement Plan of the Registrant dated
           December 8, 1993, incorporated by reference to
           Exhibit 10.07A to the Registrant's Annual Report on
           Form 10-K for 1993.
10.08B Amendment to Retirement Plan of the Registrant dated effective January 1, 2000, incorporated by reference to
           Exhibit 10.08B to the Registrant's Annual Report on
           Form 10-K for 1999.
10.09      California Coastal Communities, Inc. 401(k) Plan and Trust
           Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on
           Form 10-K for 1999.
10.10      Employment Agreement between the Registrant and
           Mr. Raymond J. Pacini, dated as of May 1, 1998, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1998.
10.10A Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to
           Exhibit 10.11A to Registrant's Annual Report on Form 10-K for 1999.
10.11      Employment Agreement between the Registrant and Ms. Sandra
           G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.11A Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to
           Exhibit 10.12A to Registrant's Annual Report on Form 10-K for 1999.
10.12      Independent Contractor Consulting Agreement among the
           Registrant, GSSW-REO, L.C., a Texas limited liability company and Thomas W. Sabin, Jr. dated as of May 20, 1998, incorporated by reference to Exhibit 10.1 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998.
10.12A     Extension and Modification of Independent Contractor
           Consulting Agreement among the Registrant, GSSW-REO, L.C., a
           Texas limited liability company and Thomas W. Sabin, Jr.
           dated as of December 7, 1999, incorporated by reference to
           Exhibit 10.13A to Registrant's Annual Report on Form 10-K for 1999.
10.13      KREG Operating Co. Stock Purchase Agreement dated as of
           March 30, 1998 between the Registrant and Koll Development
           Company, LLC and certain affiliates, incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on
           Form 10-K for 1997.
21.01      Subsidiaries of the Registrant, incorporated by reference to
           Exhibit 21.01 to Registrant's Annual Report on Form 10-K for
           1999.

------------------------

(b) Reports on Form 8-K:

    Current Report on Form 8-K dated November 21, 2000 attaching a press release announcing that the California Coastal Commission had approved suggested modifications to the Bolsa Chica Local Coastal Program that would substantially reduce the number of developable acres at the Registrant's Bolsa Chica Mesa property.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001                                   CALIFORNIA COASTAL COMMUNITIES, INC.

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

                   SIGNATURE                                      TITLE                        DATE
                   ---------                                      -----                        ----
           /s/ PHILLIP R. BURNAMAN II
     --------------------------------------           Director                            March 30, 2001
            (Phillip R. Burnaman II)
             /s/ RAYMOND J. PACINI
     --------------------------------------           President, Chief Executive          March 30, 2001
              (Raymond J. Pacini)                       Officer and Director
            /s/ THOMAS W. SABIN, JR.
     --------------------------------------           Director and Chairman of the        March 30, 2001
             (Thomas W. Sabin, Jr.)                     Board
             /s/ SANDRA G. SCIUTTO
     --------------------------------------           Senior Vice President and           March 30, 2001
              (Sandra G. Sciutto)                       Chief Financial Officer
              /s/ J. THOMAS TALBOT
     --------------------------------------           Director                            March 30, 2001
               (J. Thomas Talbot)

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is selected financial data of the Company and its consolidated subsidiaries, which has been reclassified for prior periods to present the commercial development business as discontinued operations (see
Note 4 to the Company's Financial Statements). On September 2, 1997, the Company completed a recapitalization under Chapter 11 of the bankruptcy code (the "Recapitalization", see Note 3 to the Company's Financial Statements). The following information should be read in conjunction with the financial statements beginning on page F-1 of this Form 10-K.

                                               PREDECESSOR COMPANY                     SUCCESSOR COMPANY
                                           ---------------------------   ---------------------------------------------
                                                          EIGHT-MONTH     FOUR-MONTH
                                            YEAR ENDED    PERIOD ENDED   PERIOD ENDED      YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,   SEPTEMBER 2,   DECEMBER 31,   ------------------------------
                                               1996           1997           1997         1998       1999       2000
                                           ------------   ------------   ------------   --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA AT PERIOD END:
  Unrestricted cash, cash equivalents and
    short-term investments (a)...........     $  2.1                       $   7.2       $ 26.6     $  8.8     $  6.9
  Total assets (a).......................      256.6                         173.3        174.2      169.9      178.7
  Bank debt (b)..........................        8.2                            --           --         --         --
  Project debt (b).......................         --                            --           --        7.4        9.0
  Subordinated debentures and other
    liabilities subject to
    compromise (b).......................      200.3                            --           --         --         --
  Total stockholders' equity (c).........     $  1.1                       $ 140.1       $142.7     $132.8     $142.6
  Shares outstanding at end of
    period (g)...........................        N/A            N/A           11.9         11.5       10.1       10.1
  Book value per common
    share-basic (g)......................        N/A            N/A        $ 11.77       $12.41     $13.15     $14.12
STATEMENT OF OPERATIONS DATA:
  Revenues (d),(e).......................     $ 34.5        $  33.9        $   4.3       $  2.1     $   --     $ 23.0
  Income (loss) from continuing
    operations (e),(f)...................      (29.3)         (85.3)          (1.3)        (2.3)      (1.8)       5.6
  Net income (loss) (f)..................      (28.9)           9.6            (.5)         4.2       (1.6)       5.6
PER COMMON SHARE-BASIC AND DILUTED:
  Income (loss) from continuing
    operations (g).......................        N/A            N/A        $  (.11)      $ (.19)    $ (.17)    $  .55
  Earnings (loss) (g)....................        N/A            N/A        $  (.04)      $  .35     $ (.15)    $  .55
WEIGHTED-AVERAGE SHARES
  OUTSTANDING (g)........................        N/A            N/A           11.9         11.9       10.7       10.1

--------------------------

(a) The decrease in total assets at December 31, 1997 primarily reflects Fresh-Start Reporting adjustments recorded in connection with the Recapitalization on September 2, 1997 (see Notes 3 and 5 to the Company's Financial Statements). The increase in cash, cash equivalents and short-term investments at December 31, 1998 primarily reflects the April 1998 sale of the commercial development business, partially offset by project development costs, stock repurchases and general and administrative expenses. The decrease in cash, cash equivalents and short-term investments at December 31, 1999 primarily reflects stock repurchases, the deposit of restricted cash and expenditures for project development costs and general and administrative expenses. The decrease in cash, cash equivalents and short-term investments at December 31, 2000 is primarily attributable to the funding of project development costs and general and administrative expenses, partially offset by proceeds from sales of real estate held for development or sale and partnership distributions received.

(b) The decrease in bank debt at December 31, 1997 reflects the repayment of the outstanding bank debt in the first quarter of 1997. The decrease in subordinated debentures and other liabilities subject to compromise reflects the Recapitalization on September 2, 1997. The increase in project debt at December 31, 1999 reflects borrowings under a construction loan for the Company's Rancho San Pasqual project. The increase in project debt at December 31, 2000 reflects borrowings for construction of infrastructure and homes at

    Rancho San Pasqual and Sandover in excess of principal repayments upon sales of homes at Rancho San Pasqual and Sandover.

(c) The increase in equity at December 31, 1997 reflects the issuance of new Common Stock in exchange for the subordinated debentures and other liabilities subject to compromise upon completion of the Recapitalization, partially offset by Fresh-Start Reporting adjustments. The increase in equity at December 31, 1998 reflects net income for the year then ended, along with the issuance of restricted stock to the Company's Chief Executive Officer, partially offset by $2.9 million of stock repurchases in December 1998. The decrease in equity at December 31, 1999 reflects stock repurchases of $8.3 million and the net loss for the year then ended (see
    Note 12 to the Company's Financial Statements). The increase in equity at December 31, 2000 reflects the net income for the year then ended, as well as the addition of the deferred income tax provision to capital in excess of par value pursuant to Fresh-Start reporting.

(d) The increase in 1997 revenues primarily reflects the sale of the Bolsa Chica lowlands, partially offset by the absence of the Eagle Crest Golf Course sale and the formation of the Fairbanks Highlands joint venture in 1996. The decrease in revenues in 1998 reflects the absence of the 1997 sale of the Bolsa Chica lowlands and the completion of Rancho San Pasqual Phase I lot sales in May 1998. The increase in 2000 revenues reflects the sale of 61 homes at Rancho San Pasqual and one home at Sandover.

(e) Amounts have been reclassified to present the commercial development business as a discontinued operation (see Note 4 to the Company's Financial Statements).

(f) The net income for the eight-month period ended September 2, 1997 reflects the extraordinary gain on extinguishment of debt as a result of the Recapitalization, partially offset by Fresh-Start Reporting adjustments, reorganization costs and non-cash interest charged on the subordinated debentures. The net income for 1998 reflects the after-tax gain on sale of the commercial development business of $6.1 million, partially offset by general and administrative expenses. The net loss for 1999 primarily reflects general and administrative expenses, partially offset by $1.5 million of non-recurring other income from a change in estimate for an indemnity obligation reserve related to a disposed business based on an analysis of recent claims history. The net income for the year ended December 31, 2000 primarily reflects home sales at Rancho San Pasqual, income from the unconsolidated Fairbanks Highlands joint venture and the settlement or resolution of certain other liabilities.

(g) The new Common Stock began trading on September 2, 1997 concurrent with the Recapitalization and the one-for-one hundred (1:100) reverse stock split. Accordingly, per share information for the old common shares is not shown, as it would not be comparable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2001, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission") for development permits for the 65-acre upper bench of the Bolsa Chica Mesa ("Upper Mesa") project, as further described in Note 5 to the Company's Financial Statements;
(ii) vigorously pursue litigation (the "Coastal Commission Lawsuit") challenging the Coastal Commission's November 2000 suggested modifications to the County's Local Coastal Program ("LCP") which would prohibit development on the 140-acre lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) prepare to commence infrastructure construction on the Upper Mesa in the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

    During 2000, the Company generated significant gross operating margins and cash flows from home-building activities on assets other than Bolsa Chica. The Company currently has on-going Southern California projects in Huntington Beach, Escondido and Yucaipa, and a significant venture interest in a project in San Diego. These home-building projects are expected to generate significant gross operating margins and cash flows in 2001. However, the Company expects that its current inventory of entitled land available for home-building projects will be fully developed during the next 12 months, except for completion of the Yucaipa project. Due to delays in approvals for home-building at Bolsa Chica, continuation of home-building operations during 2002 is dependent upon acquisition of suitable, entitled residential lots within the Southern California area.

    Bolsa Chica is the Company's principal asset. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission approval of suggested modifications to the LCP which would limit residential development to only 65 acres on the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits on the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company is currently planning to apply to the County of Orange for permits to build approximately 400 single family homes on the Upper Mesa. However, the Company is continuing to evaluate alternative development plans which could result in higher density development. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission in the second quarter of 2002 and expect to commence infrastructure construction on the Upper Mesa during the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis, followed by the start of home construction during the first quarter of 2003. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres the Company will be permitted to develop, or that further litigation or administrative delay will not result. While the Company currently anticipates obtaining County of Orange and Coastal Commission approval for home-building on the Upper Mesa in 2002, which would allow infrastructure construction to commence later next year, there can be no assurance in that regard.

    Following the November 2000 Coastal Commission action, the Company conducted an assessment of potential impairment of its Bolsa Chica property for the year ended December 31, 2000. Based upon the

Company's assessment of estimated future cash flows, which indicate that undiscounted expected cash flows are in excess of the carrying value of this asset, no provision for impairment is currently considered necessary. The Company's assumptions underlying the estimated undiscounted cash flows for the Upper Mesa land include a three year build-out of homes beginning in 2003, assuming timely processing of permits by the County of Orange and the Coastal Commission, and home prices approximating current market prices, with annual inflation in home prices and costs approximating long-term historical rates. Based on preliminary development plans, homes are expected to range from 1,500 to 4,500 square feet at current home prices, including lot premiums but before inflation, of approximately $370,000 to $1,050,000, respectively. The estimated undiscounted cash flows also assumed that the Company will build homes and or enter into joint ventures for construction of the homes. The amount of home-builder profit captured by the Company will depend upon the actual scope of home-building operations of the Company.

    In addition to the Upper Mesa land, the Company holds several other Bolsa Chica parcels aggregating approximately 285 acres which may be developed as residential lots or sold as park lands to various governmental agencies, subject to the outcome of litigation against the Coastal Commission and negotiations, if any, with potential purchasers of the various parcels. The Company believes that those additional parcels represent substantial value to be realized upon resolution of litigation and/or through sales to third parties. The estimated undiscounted cash flows discussed above are preliminary in nature and are based on the Company's internally conducted analysis and independently arrived at assumptions. While the Company believes that its analysis and assumptions are reasonable in light of current circumstances, there can be no assurance that any of the estimated amounts will be realized or that independent third parties might not arrive at a materially lower estimated amount.

    Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in
Note 3, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the robust economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties has increased, resulting in improved prices. However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market. In particular, the recent apparent slow-down in the national economy and electricity shortages in California could put recessionary pressures on the California economy and have a negative impact on the Southern California housing market.

LIQUIDITY AND CAPITAL RESOURCES.

    The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund construction on the Rancho San Pasqual and Sandover projects and utilizing internally generated cash to fund the Yucaipa and Bolsa Chica projects. The Company believes that its cash on hand, sales proceeds and funds available under its credit agreements will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for Bolsa Chica and general and administrative expenses, for the next 12 months. The Company expects that its Fairbanks Highlands joint venture,

Rancho San Pasqual and Sandover projects will generate positive cash flow aggregating approximately $20 million during 2001, based on present economic conditions and market assumptions.

FINANCIAL CONDITION.

DECEMBER 31, 2000 COMPARED WITH DECEMBER 31, 1999

    The $1.1 million increase in cash and cash equivalents primarily reflects the maturity of short-term investments, cash distributions received from the unconsolidated Fairbanks joint venture and proceeds from home sales at the Rancho San Pasqual project, partially offset by spending on project development costs for Bolsa Chica, and the Company's home-building project in Yucaipa, California which is unencumbered and has been internally financed since the costs of borrowing are significantly greater than the Company's return on cash and short-term investments, as well as other activity presented in the Statements of Cash Flows.

    The $1.5 million decrease in restricted cash reflects the release of a portion of the collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

    The $6.3 million increase in real estate held for current development or sale reflects an aggregate of $24.0 million of infrastructure and home-building costs for the Company's 112-home Rancho San Pasqual project in Escondido, California, the 16-home Sandover project in Huntington Beach, California, and the purchase of 29 lots in the Yucaipa project, as well as home-building costs on the Yucaipa project. These investments were partially offset by $17.7 million charged to cost of sales for deliveries of 61 homes at the Rancho San Pasqual project, and one home at the Sandover project during the year.

    The $5.5 million increase in land held for future development reflects investment in the Bolsa Chica project during the year primarily for attorneys and other consultants engaged in the entitlement process.

    Other assets increased by $.4 million, primarily reflecting the increased investment in the unconsolidated Fairbanks Highlands joint venture reflecting the Company's share of income in excess of cash distributions received by the Company, partially offset by the release of collateral held under an insurance indemnity agreement and the collection of income tax refunds receivable.

    Accounts payable and accrued liabilities increased by $2.0 million, to a balance of $4.0 million as of December 31, 2000, primarily reflecting increased construction activity at the Rancho San Pasqual, Sandover and Yucaipa projects.

    The $1.6 million increase in project debt reflects $18.2 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual and Sandover projects, offset by repayments of $16.6 million made in conjunction with home deliveries at the Rancho San Pasqual and Sandover projects.

    The $4.6 million decrease in other liabilities primarily reflects (i) the resolution of a contingent environmental liability for a superfund site and
(ii) the settlement of a lawsuit regarding a partnership investment. In
January 2000, a transaction was completed with the Charter Township of Calumet, Michigan (the "Township"), whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, to the Township. The donation was made in exchange for the Township's agreement to make a borrow source available to the U.S. Environmental Protection Agency ("EPA") for soil cover to be used in the EPA's implementation of remedial actions on that portion of the conveyed property which is a portion of a superfund site. The Township also assumed certain other liabilities and provided the Company with certain indemnities in connection with the transaction. The Company believes its liabilities, if any, with respect to this superfund site have been discharged as a result of this transaction. Accordingly, the Company recognized other income of $1.1 million, which represents elimination of a reserve for an indemnity obligation, net of unamortized discount, during the first quarter of 2000.

    On January 25, 2001 the Company entered into a court-approved litigation settlement regarding its AV Partnership investment and related contribution notes payable to the partnership, which had a recorded balance in other liabilities of $7.1 million. In settlement of the contribution notes payable, the Company agreed to pay $3.75 million and to indemnify its former partner with respect to any long-term home warranty matters and any future construction defects claims regarding 1,202 homes built by the Company's subsidiary under contract to the joint venture, estimated to be approximately $1.0 million. As a result of this settlement, the Company recognized other income of $2.1 million for the year ended December 31, 2000, in accordance with generally accepted accounting principles.

DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

    The $17.8 million decrease in cash, cash equivalents and short-term investments primarily reflects the repurchase of shares of the Company's stock for an aggregate of approximately $8.3 million, the $3.2 million deposit of restricted cash described below, along with spending on project development costs for Bolsa Chica and the payment of federal income taxes related to the settlement of IRS audits for the years ended December 31, 1989, 1990 and 1991, as discussed in Note 8, as well as other activity presented in the Statements of Cash Flows.

    Restricted cash as of December 31, 1999 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

    The $11.9 million increase in real estate held for current development or sale primarily represents infrastructure and home-building costs for the Company's 112-home Rancho San Pasqual project in Escondido, California and its 16-home Sandover project in Huntington Beach, California. In addition, it reflects the reclassification of land with an historical value of $3.3 million from land held for investment to land held for development for the Sandover project.

    The $.8 million decrease in land held for future development reflects the reclassification of Sandover land described above, partially offset by $2.5 million of investment in the Bolsa Chica project during 2000.

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

2000 COMPARED WITH 1999

    The Company reported revenues of $23.0 million, resulting in gross operating profit of $4.8 million for the year ended December 31, 2000 compared with no revenues or gross operating profit in the 1999 period. Revenues in the 2000 period primarily reflect the delivery of 61 homes at the Rancho San Pasqual project in Escondido, California, and one home delivered at the Sandover project.

    Selling, general and administrative expenses of $3.4 million decreased by $.1 million compared to the 1999 period, reflecting a decrease in compensation and professional services expenses, partially offset by an increase in selling costs charged for the Rancho San Pasqual and Sandover projects in the 2000 period.

    The decrease in interest expense from $.8 million in 1999 to $.3 million in the 2000 period primarily reflects (1) the absence of interest incurred in 1999 related to settlement of litigation over a joint venture interest sold in 1992,
(2) the April 1999 cessation of interest accruals on capital contribution notes due to AV Partnership and (3) reduced amortization of discount on liabilities which was recorded under Fresh-Start Reporting in connection with the Company's 1997 Recapitalization, due to resolution of certain discounted liabilities.

    The $4.5 million of income from unconsolidated joint venture in the 2000 period reflects the Company's share of profits in the 93-home Fairbanks Highlands joint venture. The venture delivered 53 homes during the year ended December 31, 2000.

    The increase in other income, net from $2.6 million in the 1999 period to $4.3 million for the year ended December 31, 2000 primarily reflects the January 2000 transaction with the Township described above, the settlement of AV Partnership litigation described above, income from reversal of reserves of $.6 million for expiring home warranties, and the full recognition of deferred income of $.5 million on the 1996 land sale to the Fairbanks Highlands joint venture. These increases were partially offset by the absence in 2000 of non-recurring income from a change in estimate for an indemnity obligation on a disposed business, recovery of legal expenses related to settled construction defects litigation and a reduction in interest income due to lower cash balances.

    The benefit for deferred income taxes for the year ended December 31, 1999 was offset by a corresponding valuation allowance. For the year ended
December 31, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision of $4.2 million is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.

    Gain from discontinued operations for the 1999 period reflects income tax refunds for overpayment of 1998 alternative minimum taxes.

1999 COMPARED WITH 1998

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

    SAFE HARBOR, STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain of the foregoing information contains forward-looking statements that relate to future events or the Company's future financial performance. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company's principal asset, the Bolsa Chica Mesa), the Company's ability to continue relationships with current or future partners, the Company's ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition, the condition and adequacy of the Company's properties, the Company's ability to estimate cash flow projections due to uncertainties in valuing real property, the Company's ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities, the future condition of the real estate market in Southern California, and other statements contained herein that are not historical facts.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of California Coastal Communities, Inc.:

    We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal
Communities, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended
December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2, the Company carries its land held for future development at cost, with write-downs to fair value in the event of impairment. The value estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in
Note 5, the development of the Company's Bolsa Chica project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates, as well as the project's carrying value.

Deloitte & Touche LLP

Costa Mesa, California
March 21, 2001

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
                                     ASSETS

Cash and cash equivalents...................................   $  5.8     $  6.9
Short-term investments......................................      3.0         --
Restricted cash.............................................      3.4        1.9
Real estate held for current development or sale............     15.1       21.4
Land held for future development............................    136.5      142.0
Other assets................................................      6.1        6.5
                                                               ------     ------
                                                               $169.9     $178.7
                                                               ======     ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities..................   $  2.0     $  4.0
  Project debt..............................................      7.4        9.0
  Other liabilities.........................................     27.7       23.1
                                                               ------     ------
    Total liabilities.......................................     37.1       36.1
                                                               ------     ------

Commitments and Contingencies

Stockholders' equity:
Common Stock--$.05 par value; 18,000,000 and 11,000,000
  shares authorized, respectively; 10,058,589 shares issued
  and outstanding...........................................       .5         .5
Excess Stock--$.05 par value; 18,000,000 and 11,000,000
  shares authorized, respectively; no shares outstanding....       --         --
Capital in excess of par value..............................    130.2      134.4
Retained earnings...........................................      2.1        7.7
                                                               ------     ------
    Total stockholders' equity..............................    132.8      142.6
                                                               ------     ------
                                                               $169.9     $178.7
                                                               ======     ======

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                 (IN MILLIONS EXCEPT PER
                                                                      SHARE AMOUNTS)
Revenues....................................................   $ 2.1      $  --      $23.0
Cost of sales...............................................     1.8         --       18.2
                                                               -----      -----      -----
  Gross operating profit....................................      .3         --        4.8

Selling, general and administrative expenses................     3.7        3.5        3.4
Interest expense............................................     1.4         .8         .3
Income from unconsolidated joint venture....................      --         --       (4.5)
Other income................................................    (1.5)      (2.6)      (4.3)
                                                               -----      -----      -----
Income (loss) from continuing operations before income
  taxes.....................................................    (3.3)      (1.7)       9.9
Provision (benefit) for income taxes........................    (1.0)        .1        4.3
                                                               -----      -----      -----
Income (loss) from continuing operations....................    (2.3)      (1.8)       5.6
Discontinued operations:
  Income from operations, net of income taxes of $.3, $0 and
    $0, respectively........................................      .4         --         --
  Gain on disposition, net of income taxes of $4.4, ($.2)
    and $0, respectively....................................     6.1         .2         --
                                                               -----      -----      -----
Net income (loss)...........................................   $ 4.2      $(1.6)     $ 5.6
                                                               =====      =====      =====

Net earnings (loss) per common share--basic and diluted:
  Continuing operations.....................................   $(.19)     $(.17)     $ .55
  Discontinued operations...................................     .54        .02         --
                                                               -----      -----      -----
Net earnings (loss) per common share--basic and diluted.....   $ .35      $(.15)     $ .55
                                                               =====      =====      =====

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss).........................................   $ 4.2      $ (1.6)    $  5.6
  Adjustments to reconcile to cash used by operating
    activities:
    Change in indemnity obligation..........................      --        (1.5)        --
    Non-cash interest expense...............................     1.4          .5         .3
    Interest income on restricted cash......................      --         (.2)        --
    Deferred income taxes...................................    (1.4)         --        4.2
    Gain on sale of discontinued operation..................    (6.1)         --         --
    Gains on asset sales....................................     (.3)         --       (4.8)
    Proceeds from asset sales, net..........................     2.0          --       22.5
  Changes in assets and liabilities:
    Investments in real estate held for current development
      or sale...............................................     (.9)       (8.6)     (24.0)
    Investment in land held for future development..........    (4.1)       (2.5)      (5.5)
    Decrease (increase) in other assets.....................     (.6)        1.0        (.4)
    Decrease in accounts payable, accrued and other
      liabilities...........................................    (3.1)        (.8)      (2.9)
                                                               -----      ------     ------
      Cash used by operating activities of continuing
        operations..........................................    (8.9)      (13.7)      (5.0)
                                                               -----      ------     ------
      Cash used by operating activities of discontinued
        operations..........................................   (27.8)         --         --
                                                               -----      ------     ------
Cash flows from investing activities:
  Proceeds from sale of discontinued operation..............    33.3          --         --
  Purchase of short-term investments........................      --        (3.0)        --
  Maturity of short-term investments........................      --          --        3.0
                                                               -----      ------     ------
      Cash provided by (used in) investing activities.......    33.3        (3.0)       3.0
                                                               -----      ------     ------
Cash flows from financing activities:
  Borrowings of project debt................................      --         7.4       18.2
  Repayments of project debt................................      --          --      (16.6)
  Deposit of restricted cash................................      --        (3.2)        --
  Release of restricted cash................................      --          --        1.5
  Issuance of restricted stock..............................     1.1          --         --
  Repurchases of common stock...............................    (2.9)       (8.3)        --
                                                               -----      ------     ------
      Cash provided by (used in) financing activities of
        continuing operations...............................    (1.8)       (4.1)       3.1
                                                               -----      ------     ------
      Cash provided by financing activities of discontinued
        operations..........................................    24.6          --         --
                                                               -----      ------     ------
Net increase (decrease) in cash and cash equivalents........    19.4       (20.8)       1.1
Cash and cash equivalents--beginning of period..............     7.2        26.6        5.8
                                                               -----      ------     ------
Cash and cash equivalents--end of period....................   $26.6      $  5.8     $  6.9
                                                               =====      ======     ======

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      CAPITAL IN   RETAINED
                                                            COMMON    EXCESS OF    EARNINGS
                                                            STOCK     PAR VALUE    (DEFICIT)    TOTAL
                                                           --------   ----------   ---------   --------
                                                                          (IN MILLIONS)
Balance at December 31, 1997.............................    $ .6       $140.0       $ (.5)     $140.1
  Net income.............................................      --           --         4.2         4.2
  Utilization of Pre-Reorganization net operating
    losses...............................................      --           .2          --          .2
  Restricted stock grant.................................      --          1.1          --         1.1
  Stock repurchases......................................      --         (2.9)         --        (2.9)
                                                             ----       ------       -----      ------
Balance December 31, 1998................................      .6        138.4         3.7       142.7
  Net loss...............................................      --           --        (1.6)       (1.6)
  Stock repurchases......................................     (.1)        (8.2)         --        (8.3)
                                                             ----       ------       -----      ------
Balance December 31, 1999................................      .5        130.2         2.1       132.8
  Net income.............................................      --           --         5.6         5.6
  Utilization of Pre-Reorganization net operating
    losses...............................................      --          4.2          --         4.2
                                                             ----       ------       -----      ------
Balance December 31, 2000................................    $ .5       $134.4       $ 7.7      $142.6
                                                             ====       ======       =====      ======

    See independent auditors' report and accompanying notes to consolidated financial statements.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--FORMATION AND BASIS OF PRESENTATION

    The principal activities of California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company", formerly known as Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties Inc.) include:
(i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

    On September 2, 1997, the Company completed a recapitalization which resulted in the exchange of all the then existing Debentures, Series A Preferred Stock and Class A Common Stock into new Common Stock. In addition, upon the recapitalization, the Company adopted the provisions of Statement of Position ("SOP") No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). The recapitalization is further described in Note 3.

    On April 30, 1998, the Company sold its commercial development business as further described in Note 4. Accordingly, the financial results of the commercial development business have been treated as discontinued operations in the accompanying financial statements. Immediately following the sale, Koll Real Estate Group, Inc. was renamed California Coastal Communities, Inc.

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform with the current year presentation.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS

    The Company's short-term investments were classified as available for sale at December 31, 1999, and consisted primarily of commercial paper carried at amortized cost which approximated fair market value.

RESTRICTED CASH

    Restricted cash as of December 31, 2000 reflects a mortgage backed security recorded at amortized cost, which matured and was re-invested in January 2001. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

REAL ESTATE

    Real estate held for current development or sale is carried at the lower of cost, or fair value less costs to sell. Land held for future development is carried at cost, with write-downs to fair value only in the event of impairment as described under "Impairment of Long-Lived Assets." The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

    The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest cost is capitalized to real estate projects during their development and construction period.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 121, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On
September 2, 1997, the Company completed its recapitalization

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (Note 3). Following the Coastal Commission's November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only 65 acres of the Company's 208 acre Bolsa Chica Mesa (see Note 5), the Company evaluated this asset's carrying value. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company's additional 285 acres at Bolsa Chica exceed its carrying value, there has been no impairment. Therefore, during the years ended December 31, 1998, 1999 and 2000, no provision for impairment was considered necessary.

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

EARNINGS (LOSS) PER COMMON SHARE

    The weighted average common shares outstanding were 10.7 million and
10.1 million for the years ended December 31, 1999 and 2000, respectively. The weighted average common shares outstanding reflect the repurchase and cancellation of approximately 1.4 million shares in June 1999. Earnings (loss) per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 was adopted on January 1, 2001 as required. The Company does not currently hold derivatives or engage in hedging activities; therefore, the adoption of this standard did not have a material effect on the Company.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Among other

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) matters, FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of previously issued stock options or similar awards. The Company's adoption of FIN 44 did not have a material impact on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 during fiscal year 2000 and has determined that SAB 101 did not have an impact on its financial position and its results of operations.

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

NOTE 3--RECAPITALIZATION

    On September 2, 1997, the Company completed its recapitalization (the "Recapitalization") pursuant to a prepackaged plan of reorganization that was confirmed by the U.S. Bankruptcy Court for the District of Delaware on August 19, 1997. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code on July 14, 1997. The Recapitalization had previously received over 95% approval of each class of stock and bondholders that voted through a public solicitation process in June 1997. On September 2, 1997, the effective date of the Recapitalization, the Company adopted the provisions of SOP No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization, and as such, the Company has recorded the effects of the Recapitalization and Fresh-Start Reporting as of the effective date.

    The Recapitalization provided for a restructuring of the Company's capital structure. The only impaired parties under the Recapitalization were the holders of (a) the Company's 12% Senior Subordinated Pay-In-Kind Debentures due
March 15, 2002 ("Senior Debentures"), (b) the Company's 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Subordinated Debentures") (collectively, the "Debentures"), (c) liquidated, non-contingent claims, and
(d) equity securities of the Company. The prepackaged plan did not alter the Company's obligations to its other creditors, including its trade creditors, customers, employees, holders of contingent and unliquidated claims, holders of guaranty claims, and parties to contracts with the Company. Under the Recapitalization, Senior Debenture holders and Subordinated Debenture holders received 56 shares and 28 shares, respectively, for each $1,000 of principal amount of their Debentures outstanding as of March 15, 1997, and holders of liquidated,

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 3--RECAPITALIZATION (CONTINUED)
non-contingent claims received 56 shares for each $1,000 of their claims (all after consolidation of all outstanding shares of preferred and common stock into a single class of newly issued common stock and the reverse split described below).

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

    The reorganization value of the Company's common equity was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, and other economic and industry information relevant to the operations of the Company. The reorganization value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets, which represented the difference in the Company's estimated valuation and the Company's net assets at fair value, of $3.1 million was amortized on a straight-line basis according to a 15-year schedule. Such amount was reduced to zero in 1998 by the amount of the income tax provision recorded for the gain on the sale of the commercial development business, pursuant to Fresh-Start Reporting. In addition, $13.6 million of Reorganization Value in Excess of Amounts Allocated to Net Assets was originally allocated to such business, and the net unamortized amount as of the date of the sale was charged to the gain on disposition of discontinued operations for the year ended December 31, 1998.

NOTE 4--ACQUISITIONS AND DISPOSITIONS

    On April 30, 1998, the Company completed the sale of its commercial development business to Koll Development Company LLC ("KDC") and NorthStar Capital Investment Corp. for (1) $33.3 million in cash, which included approximately $3.3 million for 1998 activity, and (2) the assumption by KDC of all liabilities related to the business. KDC was a newly formed limited liability company, whose members include the Company's former Chairman and Chief Executive Officer, Donald M. Koll and its former President, Richard M. Ortwein, along with an affiliate of NorthStar Capital Investment Corp. Upon completion of the transaction, Messrs. Koll and Ortwein resigned from their positions with the Company and Raymond J. Pacini, the Company's Chief Financial Officer since 1992, became the Company's new President and Chief Executive Officer. The Company realized an after-tax gain of approximately $6.1 million ($10.5 million pretax) from this transaction. Accordingly, the statements of operations and cash flows have been reclassified to present the commercial development business as discontinued operations. Revenues related to discontinued operations were $28.1 million for the year ended December 31, 1998 through the date of sale. Net income from discontinued operations for the year ended December 31, 1998 through the date of sale was $.4 million.

    In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business, now known as Hearthside Homes, Inc., are residential land development and homebuilding, focusing on the entry-level and move-up market segments. The principal project of the business, at the time of the acquisition, was a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In addition to third-party construction project financing, the partnership owed a significant amount of participating mortgages with preference to the Company's

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 4--ACQUISITIONS AND DISPOSITIONS (CONTINUED) equity interest. These mortgages, held by the entity's other 49% general partner, gave that partner a controlling interest, and limited the Company's 49% interest to a non-controlling one and therefore the equity method of accounting has been used to account for the partnership investment.

    In accordance with the equity method of accounting, the Company's initial investment in the partnership has been reduced by its share of partnership losses as incurred, with offsetting allowances recorded to reflect the limitation of the Company's obligation to fund losses. Accordingly, the Company's results of operations recorded in 1998 and 1999 reflect only accrued interest on the capital contribution notes due to the partnership, as the Company's net investment in AV Partnership is $0. The controlling general partner funded all known obligations and estimated unknown contingent liabilities to complete all activities of the partnership. In accordance with the partnership agreement, the partnership and the controlling general partner have not claimed any amounts due from the Company, other than the capital contribution notes discussed below.

    In connection with the acquisition of the partnership interest, the Company guaranteed approximately $4.8 million principal amount of capital contribution notes due to AV Partnership. The notes were intended to be primarily payable out of positive net cash flow to be generated by the Company's partnership interest. However, due to a significant shortfall in sales during 1995 versus forecast, the highly-leveraged capital structure of the partnership and the significant amount of participating mortgages with preference to the Company's equity interest, the Company did not receive a financial return from this partnership. In 1996, certain information came to the Company's attention concerning the enforceability of the Company's guarantee of the $4.8 million principal amount of capital contribution notes due in April 1999. Since that time, the Company attempted to negotiate a settlement of its dispute with the partnership, which resulted in extensions of the maturity date. Following expiration of the last extension on October 31, 1999, the Company and the partnership commenced litigation regarding the enforceability of the guarantee.

    On January 25, 2001, the Company entered into a court-approved litigation settlement regarding its AV Partnership investment and related contribution notes payable to the partnership. In settlement of the contribution notes payable, the Company agreed to pay $3.75 million and to indemnify its former partner with respect to any long-term home warranty matters and any future construction defects claims regarding 1,202 homes built by the Company's subsidiary under contract to the joint venture, estimated to be approximately $1.0 million. The Company had provided a reserve including accrued interest thereon, through the original maturity date, of $7.1 million at December 31, 1999, which is included in other liabilities. As a result of this settlement, the Company recognized other income of $2.1 million for the year ended December 31, 2000.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 4--ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    Summarized financial information of AV Partnership is presented below at December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000 (in millions, except home closings):

                                                        1998       1999       2000
                                                      --------   --------   --------
Balance Sheet Data:
  Total assets......................................              $ 20.7     $  1.7
  Total project debt and other liabilities..........                29.1       14.9
                                                                  ------     ------
  Partners' deficit.................................              $ (8.4)    $(13.2)
                                                                  ======     ======

Statement of Operations Data:
  Revenues..........................................   $101.0     $ 46.5     $ 18.9
  Expenses..........................................    (94.1)     (44.9)     (23.7)
                                                       ------     ------     ------
  Net income (loss).................................   $  6.9     $  1.6     $ (4.8)
                                                       ======     ======     ======
Home Closings.......................................      378        156         71
                                                       ======     ======     ======

NOTE 5--LAND HELD FOR FUTURE DEVELOPMENT

    The Company owns approximately 350 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California as described below), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company's holdings include 208 acres on a mesa north of the Bolsa Chica wetlands ("Bolsa Chica Mesa"), approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands which were acquired by the Company in September 1997.

    The planned community at Bolsa Chica Mesa is expected to offer a broad mix of home choices, including primarily single-family homes. A Local Coastal Program ("LCP") for development of up to 2,500 homes on the Bolsa Chica Mesa, was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the "Coastal Commission") in January 1996.

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

    In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed challenging the approvals of the Coastal Commission. The judgment in the Coastal Act Lawsuit was entered by the trial court in August 1997, and required the Coastal Commission to reconsider the filling of a 1.7 acre pond on the Bolsa Chica Mesa ("Warner Pond"). The August 1997 judgment was appealed by both the project opponents and the Company as discussed below. In October 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on Bolsa Chica Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 5--LAND HELD FOR FUTURE DEVELOPMENT (CONTINUED)
    In October 1997, opponents of the Bolsa Chica Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of certain raptor habitat. On April 16, 1999, the California Court of Appeal overturned the August 1997 judgment of the trial court with respect to the raptor habitat. The appellate court ruled that, under the Coastal Act, the Coastal Commission should not have allowed the removal and relocation of this raptor habitat. The court order instructing the Coastal Commission on how to proceed in response to this decision was issued in June 1999.

    In response to the court order, on November 16, 2000, the Coastal Commission held another public hearing on the LCP and approved suggested modifications to the LCP which would limit development to only 65 acres of the Bolsa Chica Mesa (the "Upper Mesa") and would prohibit the Company and other landowners from development on the approximately 140-acre remainder of the Bolsa Chica Mesa (the "Lower Mesa"). On January 12, 2001 the Company's subsidiaries filed a complaint in Orange County Superior Court challenging the Coastal Commission's
November 2000 suggested modifications to the County's Bolsa Chica LCP. The complaint includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. The complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals which would have permitted development on the entire Bolsa Chica Mesa. Due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

    While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company is currently planning to apply for permits to build approximately 400 single family homes on the Upper Mesa. However, the Company is continuing to evaluate alternative development plans which could result in higher density development. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission during the second quarter of 2002 and expect to commence infrastructure construction on the Upper Mesa during the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres the Company would be permitted to develop, or that further litigation or administrative delay will not result.

    Upon completion of the Company's Recapitalization as discussed in Note 3, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for future development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. As prescribed in SFAS 121, the fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company's stock immediately following the closing of the Reorganization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000, in accordance with the Company's policy described in Note 2--Impairment of Long-Lived Assets. Based upon the Company's assessment of estimated future cash flows, which indicate that undiscounted expected cash flows are in excess of the current carrying value of this asset, no provision for impairment has been considered necessary subsequent to the Recapitalization.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 5--LAND HELD FOR FUTURE DEVELOPMENT (CONTINUED)
    The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company's home-building activities commence, the Company would be required to account for such properties at the lower of cost or market which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company's Bolsa Chica Mesa project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates, as well as the project's carrying value.

NOTE 6--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The Company's investments in unconsolidated joint ventures represent the majority of its other assets. These home-building joint ventures are 50% or less owned and, accordingly are accounted for using the equity method and are not consolidated with the Company's consolidated financial statements. The Company's investment in AV Partnership is described in Note 4, along with condensed financial information. Condensed financial information regarding the Company's investment in the 93-home Fairbanks Highlands (in San Diego, California) joint venture is summarized as follows (in millions, except home closings):

                                                            1998         1999       2000
                                                         -----------   --------   --------
Balance Sheet Data:
  Total assets.........................................                 $26.0      $ 26.2
  Total project debt and other liabilities.............                  (3.8)     $ (6.2)
                                                                        -----      ------
  Partners' capital....................................                 $22.2      $ 20.0
                                                                        =====      ======

Statement of Operations Data:
  Revenues.............................................  $        --    $  --      $ 61.8
  Expenses.............................................           --      (.4)      (47.0)
                                                         -----------    -----      ------
  Net income (loss)....................................  $        --    $ (.4)     $ 14.8
                                                         ===========    =====      ======
Home Closings..........................................  $        --    $  --      $   53
                                                         ===========    =====      ======

    During 2000, the Company received $3.6 million in aggregate cash distributions from the Fairbanks Highlands joint venture.

NOTE 7--PROJECT DEBT

    In January 1999, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance construction of infrastructure and the first 45 homes at phase II of the Company's 112-home Rancho San Pasqual project in Escondido, California. Effective in

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 7--PROJECT DEBT (CONTINUED)
July 2000, the loan was amended to finance an additional 29 homes, increasing the original $14.3 million facility to $18.8 million. As of December 31, 2000, approximately $17.9 million had been drawn on this facility and an aggregate of $15.9 million had been repaid upon home closings, resulting in an outstanding balance of $2.0 million. The loan was repaid in full on January 11, 2001. The loan was secured by a deed of trust on the Rancho San Pasqual project and carried an interest rate of prime plus three-fourths percent (9.75% at December 31, 2000). In March 2001, the Company's subsidiary entered into a new
$6.0 million construction loan agreement to finance home construction of phases 6 and 7 of the project. The loan bears terms similar to the initial loan, and is due in full on September 19, 2001. For the years ended December 31, 1999 and 2000, approximately $.3 million and $.6 million, respectively, of construction period interest was capitalized to the project.

    In March 2000, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance the construction of infrastructure and 16 homes at the Company's Sandover project on the Bolsa Chica upper mesa, overlooking the Bolsa Chica wetlands in Huntington Beach, California. The
$9 million loan facility is secured by a deed of trust on the Sandover project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (9.75% at December 31, 2000) and has an extended maturity date of June 21, 2001. As of December 31, 2000, approximately $7.7 million was drawn on this facility, and $.7 million was repaid on the delivery of one home, resulting in an outstanding balance of $7.0 million. Construction period interest capitalized to the project was approximately $.4 million for the year ended December 31, 2000.

NOTE 8--OTHER LIABILITIES

    Other liabilities were comprised of the following as of December 31 (in millions):

                                                                1999       2000
                                                              --------   --------
Net deferred taxes and other tax liabilities................   $13.6      $13.6
Accrued pensions and benefits...............................     3.1        2.8
Obligation on capital contribution notes....................     7.1        3.7
Home warranty reserves......................................      --        1.2
Accrued indemnity obligations...............................     7.4        3.4
Unamortized discount........................................    (3.5)      (1.6)
                                                               -----      -----
                                                               $27.7      $23.1
                                                               =====      =====

    The decrease in the obligation on capital contribution notes and the increase in home warranty reserves reflect the litigation settlement described in Note 4.

    Accrued indemnity obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contractual indemnity obligations for disposed businesses unrelated to the Company's current operations. The indemnities cover certain known and unidentified potential claims by third parties including, but not limited to, health-related issues claimed to be caused in connection with work in facilities with which the disposed business were connected.

    In January 2000, a transaction was completed with the Charter Township of Calumet, Michigan (the "Township"), whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, to the Township. The donation was made in exchange for the Township's agreement to make a borrow source available to the U.S. Environmental Protection Agency ("EPA") for soil cover to be used in

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 8--OTHER LIABILITIES (CONTINUED)
the EPA's implementation of remedial actions on that portion of the conveyed property which is a portion of a superfund site. The Township also assumed certain other liabilities and provided the Company with certain indemnities in connection with the transaction. The Company believes its liabilities, if any, with respect to this superfund site have been discharged as a result of this transaction. Accordingly, the Company recognized other income of $1.1 million, which represents elimination of a $2.5 million reserve for an indemnity obligation, net of unamortized discount, during the first quarter of 2000.

NOTE 9--INCOME TAXES

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

    The Company believes that it qualifies for the "bankruptcy exception" of
Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The federal NOLs available as of December 31, 2000, which expire beginning in 2005, are approximately $198 million after reflecting activity subsequent to September 2, 1997 and the settlement with the IRS discussed below.

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

    In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES (CONTINUED)
Company to utilize its $198 million of tax loss carryforwards. Since the Company's use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company's majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company's common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company's ability to use its NOLs. While these amendments reduced the Company's risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

    The tax effects of items that gave rise to significant portions of the deferred tax accounts are as follows for the years ended December 31 (in millions):

                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Real estate held for development or sale and real estate
    joint ventures (due to asset revaluations and interest
    capitalized for tax purposes)...........................   $  3.9     $   .5
  Accruals/reserves not deductible until paid...............      3.3        2.9
  Net operating loss carryforwards..........................     69.0       69.5
  Other.....................................................      1.5        1.1
  Valuation allowance.......................................    (61.1)     (56.4)
                                                               ------     ------
                                                               $ 16.6     $ 17.6
                                                               ======     ======

                                                                1999       2000
                                                              --------   --------
Deferred tax liabilities:
  Land held for development (principally due to accounting
    for a prior business combination, partially offset by
    asset revaluations in 1995 and 1997)....................   $ 19.1     $ 19.4
  Other.....................................................      1.5        2.2
                                                               ------     ------
                                                               $ 20.6     $ 21.6
                                                               ======     ======

    The Company has established a valuation allowance related to the utilization of its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company's operations. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. Recognition of tax benefits from pre-Reorganization NOLs is excluded from results of operations and credited to capital in excess of par value.

    Net deferred tax liabilities at December 31, 1999 and 2000 are comprised entirely of state net deferred tax liabilities and are included in other liabilities.

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES (CONTINUED)

    The following is a summary of the income tax provision (benefit) applicable to losses from continuing operations for the years ended December 31 (in millions):

                                                             1998        1999         2000
                                                           --------   -----------   --------
Income Tax Provision (Benefit):
  Current................................................   $  .1     $        .1     $ .1
  Deferred...............................................    (1.1)             --      4.2
                                                            -----     -----------     ----
                                                            $(1.0)    $        .1     $4.3
                                                            =====     ===========     ====

    Cash payments for federal, state and local income taxes were approximately $.1 million, $1.2 million and $.1 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company received tax refunds of approximately
$.3 million during the year ended December 31, 2000.

    The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

                                                             1998       1999       2000
                                                           --------   --------   --------
Provision (benefit) for income taxes at statutory rate...   $(1.2)      $(.6)      $3.5
State income taxes, net..................................     (.2)        .1         .7
Increase in federal valuation allowance..................      --         .6         --
Non-deductible executive compensation....................      .5         --         --
All other items, net.....................................     (.1)        --         .1
                                                            -----       ----       ----
                                                            $(1.0)      $ .1       $4.3
                                                            =====       ====       ====

    For the year ended December 31, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision of $4.2 million is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company's capital in excess of par value.

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

    1989-1992 INCOME TAXES. The Company is generally charged with responsibility for all of its federal, state, local or foreign income taxes for this period and, pursuant to the tax sharing agreement with MAFCO, all such taxes attributable to Henley Group and their consolidated subsidiaries, including any additional liability resulting from adjustments on audit (and any interest or penalties payable with respect thereto), except that MAFCO is generally charged with responsibility for all such taxes attributable to it and its subsidiaries for 1990-1992. In addition, under a separate tax sharing agreement between Henley

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES (CONTINUED)
Group and a former subsidiary of Henley Group, Fisher Scientific
International Inc. ("Fisher"), Fisher is generally charged with responsibility for its own income tax liabilities for this period.

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

NOTE 10--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    See Note 5 for a discussion of certain litigation relating to the California Coastal Commission's approvals of suggested modifications to the LCP for Bolsa Chica.

    See Note 4 for a discussion of settlement of litigation relating to the enforceability of a guarantee of capital contribution notes due to AV Partnership.

    There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

LEASE OBLIGATIONS

    For the years ended December 31, 1998, 1999 and 2000 the Company incurred rents of approximately $143 thousand, $115 thousand and $234 thousand, respectively, including rents discussed in Note 10 below. Future minimum noncancelable operating lease payments for the year ending December 31, 2001 are approximately $250 thousand and thereafter such amounts are zero.

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

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 11--RELATED PARTY TRANSACTIONS

    Related party transactions reflected in discontinued operations are as follows:

SALE OF COMMERCIAL DEVELOPMENT BUSINESS

    See Note 4 for a description of this related party transaction.

GENERAL CONTRACTOR AGREEMENTS

    In 1996 the Company entered into a general contractor agreement with Koll Construction in conjunction with a build-to-suit project for a third-party corporate office building in Nevada. In 1997 and 1998 the Company entered into general contractor agreements with Koll Construction in conjunction with four build-to-suit projects in California and one build-to-suit project in Kansas owned by the Company. During the four months ended April 30, 1998 (after which Koll Construction was no longer a related party), the Company incurred fees aggregating approximately $5.4 million to Koll Construction in consideration for these services and related reimbursements.

SUBLEASE AGREEMENTS

    In September 1993, the Company entered into an annual Sublease Agreement with The Koll Company to sublease a portion of The Koll Company affiliate's office building located in Newport Beach, California. The lease was terminated September 5, 1998. Under this Sublease Agreement lease costs were approximately $119 thousand for the four months ended April 30, 1998.

DEVELOPMENT FEES

    For the four months ended April 30, 1998 the Company earned fees of approximately $1.7 million for real estate development and disposition services provided to partnerships in which The Koll Company and certain former directors and officers of the Company had an ownership interest.

NOTE 12--RETIREMENT PLANS

    The Company adopted a retirement savings plan effective January 1, 2000 pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. Prior to January 1, 2000, the Company participated in a similar plan sponsored by a former affiliate. All participants in the previous plan were allowed to transfer their balances to the Company sponsored plan effective January 1, 2000. The new plan provides for certain matching contributions by the Company, which commenced in January 2000. Plan participants are immediately vested in their own contributions.

    The Company has a noncontributory defined benefit retirement plan covering substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 12--RETIREMENT PLANS (CONTINUED)
employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

                                                              1998       1999       2000
                                                            --------   --------   --------
Service cost..............................................   $  --       $ --       $ --
Interest cost.............................................      .3         .3         .4
Actual return on assets...................................    (1.2)       (.5)       (.6)
Net amortization and deferral.............................      .8         --         --
                                                             -----       ----       ----
Net periodic pension income...............................   $ (.1)      $(.2)      $(.2)
                                                             =====       ====       ====

    The development of the projected benefit obligation for the plan at December 31, 1999 and 2000 is based on the following assumptions: a discount rate of 7.5% for 1999 and 2000, and an expected long-term rate of return on assets of 9% for 1999 and 2000. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents.

    The funded status and accrued pension cost at December 31, 1999 and 2000 for the defined benefit plan were as follows (in millions):

                                                                1999       2000
                                                              --------   --------
BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................    $5.6       $4.8
Service cost................................................      --         --
Interest cost...............................................      .3         .4
Actuarial (gain) loss.......................................     (.6)        .1
Benefits paid...............................................     (.5)       (.5)
                                                                ----       ----
Benefit obligation at end of year...........................    $4.8       $4.8
                                                                ====       ====

PLAN ASSETS:
Fair value of plan assets at end of prior year..............    $6.5       $6.3
Net return on plan assets...................................      .3         .3
Benefits paid...............................................     (.5)       (.5)
                                                                ----       ----
Fair value of plan assets at end of year....................    $6.3       $6.1
                                                                ====       ====
Funded status...............................................    $1.5       $1.3
Unrecognized net actuarial gain.............................     (.8)       (.4)
                                                                ----       ----
Net amount recognized.......................................    $ .7       $ .9
                                                                ====       ====

NOTE 13--CAPITAL STOCK

COMMON STOCK

    In June 1999, the Company repurchased an aggregate of 1,419,021 shares at an average cost of $5.85 per share or approximately $8.3 million in (i) an unsolicited private transaction and (ii) a reverse and a forward split transaction, which cashed out holders of less than 100 shares as of June 18, 1999, as approved by the Company's stockholders at the 1999 Annual Meeting. In December 1998, the Company repurchased

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 13--CAPITAL STOCK (CONTINUED)
an aggregate of 490,000 of its shares at an average cost of $5.96 per share (representing a discount to market prices), or approximately $2.9 million, in unsolicited private transactions. In May 1998, the Company issued 100,000 shares to its Chief Executive Officer under a restricted stock grant.

    On October 14, 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $198 million of NOLs (see Note 9). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders.

    At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares.

WARRANTS

    In December 1999 the Company issued warrants for an aggregate of 48,000 shares to two consultants in partial compensation for their services. The warrants were issued at market prices, averaging $6.92 per share, and vested after one year. The warrants remain exercisable through December 2003. The fair value of the warrants is not material to the financial statements.

NOTE 14--STOCK PLANS

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

    On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Company's Board of Directors approved the grant of stock options equivalent to 6% of the Company's fully diluted equity for certain directors and officers, which options were issued upon completion of the Recapitalization. Stock option grants of 759,984 shares were issued at a price of $11.99 per share based on the 20-day average closing price following completion of the Recapitalization in 1997. The options have a term of ten years and vested 40% after one year, an additional 30% after two years and the final 30% after three years. In connection with the sale of the commercial development business described in Note 4, options for an aggregate of 569,988 shares were terminated.

    During 1998 and 1999 options aggregating 295,000 and 270,000 shares, respectively, were issued to certain officers and directors of the Company and its subsidiaries. These options have a term of ten years and vest 50% after one year and the remaining 50% after two years. In December 1999, options for

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 14--STOCK PLANS (CONTINUED)
189,996 and 200,000 shares granted in 1997 and 1998, respectively, to certain directors and officers with prices of $11.99 and $9.88 per share, respectively, were re-priced to $9.25 per share.

    A summary of the status of the Company's stock option plan for the years ended December 31, 1998, 1999 and 2000, follows:

                                                                   WEIGHTED-AVERAGE
OPTIONS OUTSTANDING                            NUMBER OF OPTIONS    EXERCISE PRICE
-------------------                            -----------------   ----------------
December 31, 1997............................       759,984            $ 11.30
  Granted....................................       295,000               9.25
  Exercised..................................            --                 --
  Cancelled..................................      (569,988)            (11.99)
                                                   --------
December 31, 1998............................       484,996            $  9.25
  Granted....................................       270,000               7.00
  Exercised..................................            --                 --
  Cancelled..................................            --                 --
                                                   --------
December 31, 1999............................       754,996            $  8.89
  Granted....................................            --                 --
  Exercised..................................            --                 --
  Cancelled..................................            --                 --
                                                   --------
December 31, 2000............................       754,996            $  8.89
                                                   ========
Options exercisable at December 31, 2000.....       619,996            $  8.76
Options available for future grants at
  December 31, 2000..........................         4,988

    At December 31, 2000, the Company had 619,996 options exercisable with a weighted-average exercise price of $8.76 and a weighted-average remaining life of 7.1 years. Additionally, 135,000 of the Company's outstanding options with an exercise price of $7.00 were not exercisable and had a weighted-average remaining life of 8.9 years.

    The Company applies APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 38% and 27% in 1998 and 1999, respectively, risk-free interest rate of 5.00% and 6.24% in 1998 and 1999, respectively, and an expected life of 3 years. The fair value of the options granted was estimated to be $.9 million ($3.05 per option) and $.5 million ($1.85 per option) for options granted in 1998 and 1999, respectively. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", 1998, 1999 and 2000 net income (loss) would have been as follows (in millions, except per share amounts):

             CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTE 14--STOCK PLANS (CONTINUED)

                                               1998                      1999                      2000
                                      -----------------------   -----------------------   -----------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net income (loss) from
  Continuing operations.............     $(2.3)       $(2.8)       $(1.8)       $(2.4)        $5.6        $5.1
  Discontinued operations...........       6.5          6.3           .2           .2           --          --
                                         -----        -----        -----        -----         ----        ----
    Net income (loss)...............     $ 4.2        $ 3.5        $(1.6)       $(2.2)        $5.6        $5.1
                                         =====        =====        =====        =====         ====        ====
Earnings (loss) per share-basic:
  Continuing operations.............     $(.19)       $(.24)       $(.17)       $(.22)        $.55        $.50
  Discontinued operations...........       .54          .53          .02          .02           --          --
                                         -----        -----        -----        -----         ----        ----
    Net earnings (loss) per common
      share.........................     $ .35        $ .29        $(.15)       $(.20)        $.55        $.50
                                         =====        =====        =====        =====         ====        ====

NOTE 15--UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of quarterly financial information for 1999 and 2000 (in millions, except per share amounts):

                                                          FIRST      SECOND     THIRD      FOURTH    FULL YEAR
                                                         --------   --------   --------   --------   ---------
2000
Revenues (a)...........................................   $  --      $ 7.4      $ 7.1      $ 8.5       $23.0
Cost of sales..........................................      --        5.8        5.6        6.8        18.2
Gross operating profit.................................      --        1.6        1.5        1.7         4.8
Net income (b).........................................      .4        1.1        1.0        3.1         5.6
Earnings per common share..............................   $ .04      $ .11      $ .10      $ .31       $ .55
Weighted-average common shares outstanding.............    10.1       10.1       10.1       10.1        10.1

                                                          FIRST      SECOND     THIRD      FOURTH    FULL YEAR
                                                         --------   --------   --------   --------   ---------
1999
Revenues...............................................   $  --      $  --      $  --      $  --       $  --
Cost of sales..........................................      --         --         --         --          --
Gross operating profit.................................      --         --         --         --          --
Income (loss) from continuing operations...............     (.9)       (.5)      (1.0)        .6        (1.8)
Net income (loss) (c)..................................     (.9)       (.5)       (.8)        .6        (1.6)
Earnings (loss) per common share.......................   $(.08)     $(.05)     $(.08)     $ .06       $(.15)
Weighted-average common shares outstanding (d).........    11.5       11.1       10.1       10.1        10.7

------------------------

(a) The Company recorded revenues from the sales of 62 homes.

(b) Net income for the first, third and fourth quarters of 2000 reflects
    $1.1 million, $.6 million and $2.1 million, respectively, of other income before related tax expense from the settlement of certain other liabilities (see Notes 4 and 8).

(c) Net loss for the third quarter of 1999 reflects adjustments to alternative minimum taxes related to the second quarter 1998 disposition of the commercial development business. Net income for the fourth quarter of 1999 includes $1.5 million of nonrecurring other income resulting from a change in estimate for an indemnity obligation reserve for a disposed business due to favorable claims history.

(d) Weighted-average common shares outstanding reflect the second quarter 1999 repurchases of over 1.4 million shares of the Company's stock in private transactions and a reverse and forward split transaction.