Form 10-Q
period 2001-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2001-05-15
CIK 840216

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes  ☒      No  ☐

             Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒      No  ☐

The number of shares of Common Stock outstanding at April 30, 2001 was 10,058,589.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

 I N D E X

Part I -	Financial Information:

	Item 1 -	Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 2000 and March 31, 2001

Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 2001

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 2001

Notes to Consolidated Financial Statements

	Item 2 -	Management's Discussion and Analysis of FinancialCondition and Results of Operations

	Item 3 -	Quantitative and Qualitative Disclosures AboutMarket Risk

Part II	Other Information:

	Item 1 -	Legal Proceedings

	Item 6 -	Exhibits and Reports on Form 8-K

SIGNATURE

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2000	March 31, 2001
		(Unaudited)

ASSETS

Cash and cash equivalents	$6.9	$8.9
Restricted cash	1.9	1.9
Real estate held for current development or sale	21.4	17.1
Land held for future development	142.0	143.1
Other assets	6.5	5.6

	$178.7	$176.6

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.0	$2.8
Project debt	9.0	6.4
Other liabilities	23.1	23.0

Total liabilities	36.1	32.2
Commitments and contingencies

Stockholders' equity:
Common stock	.5	.5
Capital in excess of par value	134.4	135.1
Retained earnings	7.7	8.8
Total stockholders' equity	142.6	144.4

	$178.7	$176.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2000	2001

Revenues	$—	$12.0

Costs of sales	—	10.0

Gross operating margin	—	2.0

Selling, general and administrative expenses	.9	.8
Interest expense	.1	.1
Income from unconsolidated joint venture	(.5)	(.6)
Other income, net	(1.2)	(.2)

Income before income taxes	.7	1.9

Provision for income taxes:
Income taxes – equivalent benefit credited to capital in excess of par	.3	.7
Income taxes – alternative minimum tax	—	.1
Total provision for income taxes	.3	.8

Net income	$.4	$1.1

Earnings per common share - basic and diluted	$.04	$.11

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2000	2001

Cash flows from operating activities:
Net income	$.4	$1.1
Adjustments to reconcile to cash usedby operating activities:
Non-cash interest expense	.1	.1
Deferred income taxes	.3	.7
Gains on sales of real estate held for current development or sale	—	(2.0)
Proceeds from asset sales, net	—	11.9
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(4.7)	(5.6)
Investments in land held for future development	(1.2)	(1.1)
Decrease in other assets	.4	.9
Decrease in accounts payable, accrued and other liabilities, net	(.4)	(1.4)

Cash provided by (used in) operating activities	(5.1)	4.6

Cash flows from investing activities:
Maturity of short-term investments	3.0	—
Cash provided by investing activities	3.0	—

Cash flows from financing activities:
Borrowings of project debt	5.4	5.0
Repayments of project debt	—	(7.6)
Return of interest income from restricted cash	.2	—

Cash provided by (used in) financing activities	5.6	(2.6)

Net increase in cash and cash equivalents	3.5	2.0

Cash and cash equivalents - beginning of period	5.8	6.9

Cash and cash equivalents - end of period	$9.3	$8.9

See the accompanying notes to consolidated financial statements. CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

             The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2000. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

Note 2 – Significant Accounting Policies

Earnings Per Common Share

             For the three months ended March 31, 2000 and 2001, the weighted average common shares outstanding were 10.1 million. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

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

Impairment of Long-Lived Assets

             The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long–Lived Assets and Long–Lived Assets to Be Disposed Of" ("SFAS 121"), which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 121, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (Note 1). Following the Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only 65 acres of the Company’s 208 acre Bolsa Chica Mesa (see Note 4), the Company evaluated this asset’s carrying value. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company’s additional 285 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

Note 3 – Restricted Cash

             Restricted cash as of March 31, 2001 reflects a mortgage-backed security recorded at amortized cost, maturing in June 2001.  The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

Note 4 - Land Held for Future Development

             The Company owns approximately 350 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company’s holdings include 208 acres on a mesa north of the Bolsa Chica wetlands ("Bolsa Chica Mesa"), approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands which were acquired by the Company in September 1997.

             The planned community at Bolsa Chica Mesa is expected to offer a broad mix of home choices, including primarily single-family homes. A Local Coastal Program ("LCP") for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the "Coastal Commission") in January 1996. In October 1997, in response to a trial court decision in connection with a lawsuit which challenged the 1996 approvals of the Coastal Commission (the "Coastal Act Lawsuit"), the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on the Bolsa Chica Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission’s suggested modifications.

             In response to the April 1999 Court of Appeal’s decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, on November 16, 2000, the Coastal Commission held another public hearing on the LCP and approved suggested modifications to the LCP which would limit development to only 65 acres of the Bolsa Chica Mesa (the "Upper Mesa"). The Coastal Commission’s latest suggested modifications would prohibit the Company and other landowners from development on the approximately 140-acre remainder of the Bolsa Chica Mesa (the "Lower Mesa"). On January 12, 2001 the Company’s subsidiaries filed a complaint in Orange County Superior Court challenging the Coastal Commission’s November 2000 suggested modifications to the County’s Bolsa Chica LCP. The complaint includes causes of action for violation of the Company’s constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. The complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals which would have permitted development on the entire Bolsa Chica Mesa. On February 28, 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. Due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

             On May 8, 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

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

             The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company’s home-building activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company’s land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company’s Bolsa Chica Mesa project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates, as well as the project’s carrying value.

Note 5 - Project Debt

             In March 2000, Signal Landmark, a subsidiary of the Company, entered into a construction loan agreement with a commercial bank to finance the construction of infrastructure and 16 homes at the Company’s Sandover project on the Bolsa Chica Mesa. The $9 million loan facility, secured by a deed of trust on the Sandover project, required principal repayments upon the sale of homes. As of March 31, 2001, approximately $8.4 million was drawn on this facility, and repayments upon the sale of homes aggregated $6.2 million, resulting in a remaining balance of approximately $2.2 million. The interest rate of prime plus three-fourths percent was 8.75% as of March 31, 2001, and the loan was repaid in full on April 4, 2001. Construction period interest capitalized to the project was approximately $.1 million for each of the three months ended March 31, 2000 and 2001.

             Following the full repayment in January 2001 of an earlier construction loan, in March 2001, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance construction of final phases and the model homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California. The $6 million loan facility is secured by a deed of trust on the Rancho San Pasqual project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (8.75% at March 31, 2001), and matures on September 19, 2001. As of March 31, 2001, approximately $4.2 million had been drawn on this facility. For the three months ended March 31, 2000 and 2001, approximately $.5 million and less than $.1 million, respectively, of construction period interest was capitalized to the project.

Note 6 – Income Taxes

             The Internal Revenue Code (the "Code") generally limits the availability of net operating losses ("NOLs") if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change, the Company’s annual use of its NOLs would generally be limited to the value of the Company’s equity immediately before the ownership change multiplied by the long-term tax-exempt rate. The first date upon which the Company experienced an ownership shift subsequent to the Recapitalization (a Section 382(l)(5) protected ownership change), was June 16, 1998. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company’s repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 40%. The federal NOLs available as of March 31, 2001 are approximately $196 million, which expire beginning in 2005.

             In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its $197 million of tax loss carryforwards as of that date. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

             In 1995, the Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, if upheld, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which includes $280,000 of tax and $479,000 of interest through January 1999), net of the Company’s refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company’s NOL carryforwards was disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material impact on the Company’s financial statements.

             Cash payments for federal, state and local income taxes were less than $.1 million during the three months ended March 31, 2000 and 2001.

Note 7 - Commitments and Contingencies

             The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses.  May of such liabilities are supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies.  The Company believes its balance sheet reflects adequate reserves for these matters.

ITEM 2 -           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

             The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2001, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission") for  development permits for the 65-acre upper bench of the Bolsa Chica Mesa ("Upper Mesa") project, as further described in Note 4 to the Company’s Financial Statements; (ii) vigorously pursue litigation (the “Coastal Commission Lawsuit”) challenging the Coastal Commission’s November 2000 suggested modifications to the County’s Local Coastal Program ("LCP") which would prohibit development on the 140-acre lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) prepare to commence infrastructure construction on the Upper Mesa in the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

             During 2000 and the first quarter of 2001, the Company generated significant gross operating margins and cash flows from home-building activities on assets other than Bolsa Chica. The Company currently has on-going Southern California projects in Huntington Beach, Escondido and Yucaipa, and a significant venture interest in a project in San Diego. These home-building projects are expected to generate significant gross operating margins and cash flows in the second and third quarters of 2001. However, the Company expects that its current inventory of entitled land available for home-building projects will be fully developed during the next six months, except for completion of the Yucaipa project. Due to delays in approvals for home-building at Bolsa Chica, continuation of home-building operations during 2002 is dependent upon acquisition of suitable, entitled residential lots within the Southern California area.

             Bolsa Chica is the Company’s principal asset. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission approval of suggested modifications to the LCP which would limit residential development to only 65 acres on the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits on the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company is currently planning to apply to the County of Orange for permits to build approximately 400 single family homes on the Upper Mesa.  However, the Company is continuing to evaluate alternative development plans which could result in higher density development. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission in the second quarter of 2002 and expect to commence infrastructure construction on the Upper Mesa during the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis, followed by the start of home construction during the first quarter of 2003. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres the Company will be permitted to develop, or that further litigation or administrative delay will not result.

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

             Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 1, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the robust economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties has increased, resulting in improved prices.  However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market. In particular, the recent apparent slow-down in the national economy and electricity shortages in California could put recessionary pressures on the California economy and have a negative impact on the Southern California housing market.

Liquidity and Capital Resources.

             The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund construction on the Rancho San Pasqual project and following the April repayment of the Sandover loan, is utilizing internally generated cash to fund the Sandover, Yucaipa and Bolsa Chica projects. The Company’s cash on hand as of April 3, 2001 was approximately $5.2 million, following the $3.75 million payment to settle litigation with AV Partnership as agreed in January 2001. The Company believes that its cash on hand, future sales proceeds and funds available under its credit agreements will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for home-building projects and Bolsa Chica, and general and administrative expenses, for the next 12 months. The Company expects that its Fairbanks Highlands joint venture, Rancho San Pasqual and Sandover projects will generate positive cash flow aggregating approximately $20 million during 2001, based on present economic conditions and market assumptions.

Financial Condition

       March 31, 2001 Compared with December 31, 2000

             The $2.0 million increase in cash and cash equivalents primarily reflects net proceeds, after repayments of project debt, from sales at the Rancho San Pasqual project, funding under construction loans on the Company’s Sandover and Rancho San Pasqual projects, and cash distributions received from the Fairbanks Highlands joint venture, partially offset by spending on project development costs, as well as other activity presented in the Statements of Cash Flows.

             Restricted cash as of March 31, 2001 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

             The $4.3 million decrease in real estate held for current development or sale reflects $9.9 million charged to cost of sales for deliveries of an aggregate of 20 homes at all three projects during the quarter. These charges were partially offset by an aggregate of $5.6 million of infrastructure and home-building costs for the Company’s 112-home Rancho San Pasqual project in Escondido, California, the 16-home Sandover project in Huntington Beach, California and the Yucaipa project.

             The $1.1 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during the first three months of the year.

             Other assets decreased by $.9 million, primarily reflecting cash distributions received in excess of investment income from the Fairbanks Highlands joint venture.

             Accounts payable and accrued liabilities decreased by $1.2 million, to a balance of $2.8 million as of March 31, 2001, primarily reflecting decreased accounts payable for construction activities at the Rancho San Pasqual project and a decrease in consulting costs for the Bolsa Chica project.

             The $2.6 million decrease in project debt reflects aggregate repayments of $7.6 million made primarily in conjunction with home deliveries at the Rancho San Pasqual and Sandover projects, partially offset by $5.0 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual and Sandover projects.

Results of Operations

                The nature of the Company's business is such that individual transactions often cause significant fluctuations in operating results from year to year.

       Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

             The Company reported revenues of $12.0 million and gross operating profit of $2.0 million for the first quarter of 2001, compared with no revenues or gross operating profit for the first quarter of 2000. Revenues in the current period reflect deliveries of nine homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California, nine homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and the first two homes at the Yucaipa project.

             The increase in income from unconsolidated joint ventures in the three months ended March 31, 2001 as compared to the first quarter of 2000 reflects the Company’s share of profits from deliveries of seven homes at Fairbanks Highlands during the current period, as compared with deliveries of four homes in the comparable period of last year.

             The decrease in other income, net from $1.2 million in the 2000 period to $.2 million in the three months ended March 31, 2001 primarily reflects the absence of recognition in the 2000 period of $1.1 million of non-recurring other income from a January 2000 transaction whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, in exchange for an assumption of certain liabilities and certain indemnities related to a superfund site. The Company believes its liabilities, if any, with respect to this superfund site have been discharged as a result of this transaction.

             For the three months ended March 31, 2000 and 2001, pursuant to Fresh-Start reporting, a deferred income tax provision of $.3 and $.7 million, respectively, is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company’s capital in excess of par value.

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

PART II - OTHER INFORMATION

ITEM 1 -           Legal Proceedings

                           See "Item 1 - Business - Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the
                           Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 6 -           Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Agreement of Settlement, Compromise, and Release between AV Partnership and AV Development Corporation and the Registrant and Subsidiaries, dated as of March 27, 2001.

10.2	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001.

10.3	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001.

10.4	Extension and Modification of Independent Contractor Consulting Agreement among the Registrant, GSSW-REO, L.C., a Texas limited liability company and Thomas W. Sabin, Jr., dated as of April 30, 2001.

(b)	Reports on Form 8-K:

(1)	Current report on Form 8-K dated January 12, 2001 attaching a press release announcing that the subsidiaries of the Registrant had commenced litigation challenging the California Coastal Commission’s suggested modifications to the Bolsa Chica Local Coastal Program which would limit development of the 230-acre Bolsa Chica Mesa to only 65 acres.

(2)	Current Report on Form 8-K dated March 30, 2001 attaching a press release announcing the Registrant’s fourth quarter and year-end financial results. The press release also includes certain preliminary cash flow projections for the Registrant’s Bolsa Chica Upper Mesa Development Plan.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COASTAL COMMUNITIES, INC.

Date May 15, 2001	By /s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer