Form 10-Q
period 2001-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2001-08-10
CIK 840216

This Form 10-Q consists of 16 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes  ☒                     No  ☐

The number of shares of Common Stock outstanding at July 31, 2001 was 10,058,589.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

I N D E X

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2000	June 30, 2001

		(unaudited)
ASSETS

Cash and cash equivalents	$6.9	$6.9
Restricted cash	1.9	1.9
Real estate held for current development or sale	21.4	12.2
Land held for future development	142.0	144.2
Other assets	6.5	5.6

	$178.7	$170.8
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.0	$2.7
Project debt	9.0	2.3
Other liabilities	23.1	14.5

Total liabilities	36.1	19.5

Commitments and contingencies

Stockholders' equity:
Common stock	.5	.5
Capital in excess of par value	134.4	137.6
Retained earnings	7.7	13.2

Total stockholders' equity	142.6	151.3

	$178.7	$170.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001

Revenues	$7.5	$13.3	$7.5	$25.3

Costs of sales	5.9	11.4	5.9	21.4

Gross operating profit	1.6	1.9	1.6	3.9

Selling, general and administrative expenses	.9	.9	1.8	1.7

Interest expense	—	—	.1	.1

Income from unconsolidated joint ventures	(.8)	(1.1)	(1.3)	(1.7)
Other income, net	(.4)	—	(1.6)	(.2)

Income before income taxes	1.9	2.1	2.6	4.0
Provision (benefit) for income taxes	.8	(2.3)	1.1	(1.5)

Net income	$1.1	$4.4	$1.5	$5.5

Earnings per common share – basic and diluted	$.11	$.44	$.15	$.55

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2000	2001

Cash flows from operating activities:
Net income	$1.5	$5.5
Adjustments to reconcile to cash used by operating activities:
Non-cash interest expense	.1	.1
Interest income on restricted cash	(.1)	—
Deferred income taxes	1.0	1.5
Utilization of pre-Reorganization net operating loss	—	1.6
Deferred compensation expense	—	.1
Gains on sales of real estate held for current development or sale	(1.7)	(3.9)
Proceeds from asset sales, net	7.4	24.9
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(12.2)	(11.8)
Investments in land held for future development	(2.3)	(2.2)
Decrease in other assets	2.3	.9
Decrease in accounts payable, accrued and other liabilities, net	(1.1)	(10.0)

Cash provided by (used in) operating activities	(5.1)	6.7

Cash flows from investing activities:
Maturity of short-term investments	3.0	—

Cash provided by investing activities	3.0	—

Cash flows from financing activities:
Borrowings of project debt	8.6	6.5
Repayments of project debt	(5.5)	(13.2)
Return of interest income from restricted cash	.2	—

Cash provided by (used in) financing activities	3.3	(6.7)

Net increase in cash and cash equivalents	1.2	—

Cash and cash equivalents - beginning of period	5.8	6.9

Cash and cash equivalents - end of period	$7.0	$6.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$.2

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

             The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2000, and the current year’s previously issued Quarterly Report on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

Note 2 – Significant Accounting Policies

Earnings Per Common Share

             For the three and six months ended June 30, 2000 and 2001, the weighted average common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

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

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets. " SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Company’s financial statements.

Impairment of Long-Lived Assets

             The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 121, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and applied the principles of Fresh-Start Reporting including adjustments to the carrying value of real estate properties to fair value (see Note 1). Following the Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only 65 acres of the Company’s 208 acre Bolsa Chica Mesa (see Note 4), the Company evaluated this asset’s carrying value. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company’s additional 245 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

Note 3 – Restricted Cash

             Restricted cash as of June 30, 2001 reflects a mortgage-backed security recorded at amortized cost, maturing in December 2001. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

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

             On May 8, 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission’s suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission’s suggested modifications would remove 140 acres of viable residentially-zoned land from the County’s plan.

             While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company plans to apply to the County of Orange in August 2001 for permits to build approximately 400 single-family homes on the Upper Mesa. A supplemental environmental impact report is expected to be circulated for public comments during the Fall of this year. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission during the second quarter of 2002 and expect to commence infrastructure construction on the Upper Mesa during the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis, followed by the start of home construction during the first quarter of 2003. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

             The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company’s homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company’s land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company’s Bolsa Chica Mesa project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates, as well as the project’s carrying value.

Note 5 - Project Debt

             Following the full repayment in January 2001 of an earlier construction loan, in March 2001, Signal Landmark entered into an additional construction loan agreement with a commercial bank to finance construction of final phases and the model homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California. This $6 million loan facility was repaid in full from proceeds upon the sale of homes on July 24, 2001. The obligation was secured by a deed of trust on the Rancho San Pasqual project and required principal repayments upon the sale of homes. The loan carried an interest rate of prime plus three-fourths percent (7.75% at June 30, 2001). As of June 30, 2001, approximately $5.7 million had been drawn on this facility and repayments upon the sale of homes aggregated $3.4 million, resulting in a remaining balance of approximately $2.3 million. For the six months ended June 30, 2000 and 2001, approximately $.4 million and approximately $.1 million, respectively, of construction period interest was capitalized to the project.

             In conjunction with the July 20, 2001 acquisition of 83 single-family residential lots in North Corona, California, the Company’s homebuilding subsidiary, Hearthside Homes, Inc., entered into a construction loan agreement with a commercial bank to finance the project. The $10.9 million loan facility is secured by a deed of trust on the North Corona project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and matures on July 20, 2002.

Note 6 – Income Taxes

             The following is a summary of the tax provision (benefit):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001

Current	$.1	$.1	$.1	$.2
Deferred – equivalent amount creditedto capital in excess of par value	.7	.8	1.0	1.5
Reduction in contingent tax liabilities	—	(3.2)	—	(3.2)

Provision (benefit) for income taxes	$.8	$(2.3)	$1.1	$(1.5)

             The current tax provision consists of federal and state taxes (primarily alternative minimum taxes). A deferred income tax provision is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization net operating losses ("NOLs") is reflected by increasing the Company’s capital in excess of par value, pursuant to Fresh-Start Reporting.

             In 1995, the Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, if upheld, could have resulted in federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which included $280,000 of tax and $479,000 of interest through January 1999), net of the Company’s refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company’s NOL carryforwards was disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. In June 2001, the Company received a refund of $28,000, including interest, indicating acceptance by the IRS of the refund claim. Accordingly, pursuant to Fresh-Start Reporting, the Company recorded utilization of approximately $1.6 million of pre-Reorganization NOL, resulting in an equivalent amount credited to capital in excess of par value.

             The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a negative material impact on the Company’s financial statements. Certain of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims. During the three months ended June 30, 2001, the Company re-evaluated its reserves for potential income tax exposure and reduced its reserves by approximately $3.2 million.

             The Internal Revenue Code (the "Code") generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change, the Company’s annual use of its NOLs would generally be limited to the value of the Company’s equity immediately before the ownership change multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company’s repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 30%. The federal NOLs available as of June 30, 2001 are approximately $188 million, which expire beginning in 2005.

             In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its $197 million of tax loss carryforwards as of that date. Since the Company’s use of its NOLs would be severely restricted if it were to experience an ownership change of 50% or more, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

Note 7 – Stock Plans

             In May 2001, options to purchase an aggregate of 754,996 shares of the Company’s common stock were re-priced to $4.50 per share, which represented a premium of approximately 12.5% above the average closing price over the previous 30 days. The shares, which were granted to certain directors and officers, carried previous exercise prices of $9.25 per share on 484,996 options granted in 1997 and 1998, and $7.00 per share on 270,000 options granted in 1999. In accordance with Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" the modification of the options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option price and the quoted market price of the Company shares. Accordingly, the Company has recorded compensation expense of approximately $128,000 based upon the Company’s share price of $4.67 at June 30, 2001, with an equivalent increase to capital in excess of par value.

Note 8 – Commitments and Contingencies

             The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses. Many of such liabilities are supported by insurance or by indemnities from certain of the Company’s predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

ITEM 2 -           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

             The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2001 and 2002, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission") for  development permits for the upper bench of the Bolsa Chica Mesa ("Upper Mesa") project, as further described in Note 4 to the Company’s Financial Statements; (ii) vigorously pursue litigation (the “Coastal Commission Lawsuit”) challenging the Coastal Commission’s November 2000 suggested modifications to the County’s Local Coastal Program ("LCP") which would prohibit development on the lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) prepare to commence infrastructure construction on the Upper Mesa in the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

             During 2000 and the first half of 2001, the Company generated significant gross operating margins and cash flows from homebuilding activities on assets other than Bolsa Chica. The Company currently has on-going Southern California projects in Escondido, Yucaipa, and a significant venture interest in a project in San Diego. These homebuilding projects are expected to generate significant cash flows, gross operating margins and income from unconsolidated joint ventures during the balance of 2001. In addition, on July 20, 2001, the Company’s homebuilding subsidiary acquired 83 single-family residential lots in Riverside County, California near North Corona. However, the Company currently has a limited inventory of entitled land available for homebuilding projects, which the Company expects will be fully developed by third quarter 2002, except for completion of the North Corona project. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2002 is dependent upon entitlement of lots at Bolsa Chica and acquisition of suitable, entitled residential lots within the Southern California area.

             Bolsa Chica is the Company’s principal asset. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission approval of suggested modifications to the LCP which would limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits on the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company plans to apply to the County of Orange in August 2001 for permits to build approximately 400 single-family homes on the Upper Mesa. A supplemental environmental impact report is expected to be circulated for public comments during the Fall of this year. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission in the second quarter of 2002 and expect to commence infrastructure construction on the Upper Mesa during the third quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis, followed by the start of home construction during the first quarter of 2003. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

             In addition to the Upper Mesa land, the Company holds several other Bolsa Chica parcels aggregating approximately 245 acres which may be developed as residential lots or sold as park lands to various governmental agencies, subject to the outcome of litigation against the Coastal Commission and negotiations, if any, with potential purchasers of the various parcels. The Company believes that those additional parcels represent substantial value to be realized upon resolution of litigation and/or through sales to third parties.

             Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Notes 1 and 2, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the robust economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties has increased, resulting in improved prices.  However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market. In particular, the recent slow-down in the national economy and electricity shortages in California could put recessionary pressures on the California economy and have a negative impact on the Southern California housing market.

             The Company’s internal homebuilding operations focus primarily on the entry-level and move-up single-family detached market. The Fairbanks Highlands joint venture homebuilding activities reflect a large, luxury single-family product under construction by the Company’s partner. Major projects are described as follows:

             Rancho San Pasqual.  In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company is in the final phases of developing an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole golf course. From 1996 through April 1998, the Company sold 468 Phase I residential lots at Rancho San Pasqual to four homebuilders. The Company’s subsidiary began constructing infrastructure and homes on the 112-home Phase II of the project in 1999, and opened for sales in October 1999. As of July 31, 2001, 101 homes had been delivered and the remaining 11 homes were in escrow.

             Sandover.  The Company recently completed deliveries of 16 homes on approximately five acres of the Bolsa Chica Mesa, which is in the City of Huntington Beach (whereas the rest of the Company’s Bolsa Chica Mesa property is in an unincorporated area within the County of Orange). These homes averaged 3,675 square feet and were sold at an average price of approximately $840,000.

             Fairbanks Highlands.  The Fairbanks Highlands property consists of approximately 380 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the city of San Diego. The project includes 93 luxury homes, averaging approximately 4,800 square feet, on single-family residential lots averaging 1.34 acres each surrounded by approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property, retaining a continuing 35% partnership interest in the venture. The Company’s partner is managing the day-to-day operations of the venture, providing all construction financing and building all of the homes at the site. Closings on 71 homes were completed and 16 homes were in escrow as of July 31, 2001.

             Chapman Heights.  The Company has acquired 58 finished lots which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California, and holds an option to purchase an additional 28 finished lots. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and has released the first 44 homes for sale. As of July 31, 2001, closings on 8 homes were completed and 14 additional homes were in escrow.

             Providence Ranch.  On July 20, 2001 the Company acquired 83 finished lots in the master-planned community known as Providence Ranch in Riverside County, California near North Corona. The communities of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The start of home construction and model home opening are scheduled for September 2001 and January 2002, respectively.

Liquidity and Capital Resources.

             The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund construction on the newly acquired North Corona project, and following the July 2001 repayment of the Rancho San Pasqual loan, is utilizing internally generated cash to fund the Rancho San Pasqual, Yucaipa and Bolsa Chica projects. The Company’s cash on hand as of June 30, 2001 was approximately $6.9 million. The Company believes that its cash on hand, future sales proceeds, joint venture receipts and funds available under its credit agreement for the North Corona project will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for homebuilding projects and Bolsa Chica, and general and administrative expenses, for the next 12 months. The Company’s homebuilding projects which are nearing completion (Sandover, Rancho San Pasqual and the Fairbanks Highlands joint venture) generated positive cash flows aggregating $9.4 million during the first six months of 2001. The Company expects that these projects will generate approximately $10.0 million of additional cash flow during the last six months of 2001, based on present economic conditions and market assumptions. Through June 30, 2001, the Company had utilized approximately $6.4 million of the cash generated in the past year by these mature homebuilding projects to fund acquisition and construction of the Yucaipa project and, subsequent to June 30, 2001, used $2.4 million to fund a portion of the Company’s acquisition of the new North Corona project, with the balance being funded by a new construction loan. During July 2001, 13 home deliveries at the Rancho San Pasqual project generated approximately $2.7 million after full repayment of that project’s construction loan.

Financial Condition

        June 30, 2001 Compared with December 31, 2000

             The cash and cash equivalents balance of approximately $6.9 million as of June 30, 2001 is comparable to the balance at the prior year end. Interim activity primarily reflects net proceeds from 50 homes delivered during the period and cash distributions received from the Fairbanks Highlands joint venture, offset by net repayments of construction loans on the Company’s 16-home Sandover project in Huntington Beach, California and Rancho San Pasqual projects, spending on project development costs, as well as other activity presented in the Statements of Cash Flows.

             Restricted cash as of June 30, 2001 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

             The $9.2 million decrease in real estate held for current development or sale reflects $21.0 million charged to cost of sales for deliveries of an aggregate of 50 homes at all three homebuilding projects during the first six months of the year. These charges were partially offset by an aggregate of $11.8 million of infrastructure and homebuilding costs for the Company’s 112-home Rancho San Pasqual project, the 16-home Sandover project and the 83-home Yucaipa project.

             The $2.2 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during the first six months of the year.

             Other assets decreased by $.9 million, primarily reflecting cash distributions received in excess of investment income from the Fairbanks Highlands joint venture and amortization of prepaid insurance costs.

             Accounts payable and accrued liabilities decreased by $1.3 million, to a balance of $2.7 million as of June 30, 2001, primarily reflecting decreased accounts payable for construction activities at the Rancho San Pasqual project and a decrease in accrued consulting costs for the Bolsa Chica project.

             The $6.7 million decrease in project debt reflects aggregate repayments of $13.2 million made primarily in conjunction with home deliveries at the Rancho San Pasqual and Sandover projects, partially offset by $6.5 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual and Sandover projects.

             The balance of other liabilities decreased by $8.6 million primarily resulting from (i) reductions in the valuation allowance attributable to utilization of pre-Reorganization NOLs of $1.6 million, (ii) reductions in reserves for potential exposure for federal and state income taxes and interest aggregating $3.2 million (see Note 6) and (iii) the payment of a $3.75 million court-approved litigation settlement regarding the Company’s former AV Partnership investment and related contribution notes payable to the partnership.

             The $3.2 million increase in capital in excess of par value primarily reflects pre-Reorganization net operating loss ("NOL") utilized (i) in settlement of federal income taxes of approximately $1.6 million and (ii) reflected in the income tax benefit of $1.5 million (see Note 6).

Results of Operations

             The nature of the Company's business is such that the number of homes sales closed, along with periodic settlements of liabilities, will cause significant fluctuations in operating results from year to year.

      Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

             The Company reported revenues of $13.3 million and gross operating profit of $1.9 million for the second quarter of 2001, compared with revenues of $7.5 million and gross operating profit of $1.6 million for the second quarter of 2000. Revenues in the current period reflect deliveries of an aggregate of 30 homes, including 18 homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California, six homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and six homes at the Yucaipa project. The current period gross margin of 14% reflects the aggregate margin on all three projects, as compared to the gross margin of 21% in the prior period from only the Rancho San Pasqual project, which has a lower land basis.

             The $.3 million increase in income from unconsolidated joint ventures in the three months ended June 30, 2001 as compared to the second quarter of 2000 reflects an increase in the Company’s share of venture profits from deliveries of 11 homes at Fairbanks Highlands at higher prices during the current period, as compared with deliveries of the same number of homes in the comparable period of last year.

             The decrease in other income, net from $.4 million in the 2000 period to $0 in the three months ended June 30, 2001 primarily reflects the absence of recognition of deferred profit in 2000 from the 1997 sale of the Fairbanks property.

             During the three months ended June 30, 2001, the Company recorded the reduction of a reserve for contingent tax liabilities of $3.2 million, creating an equivalent tax benefit, partially offset by other tax provision items (see Note 6). For the three months ended June 30, 2000 and 2001, pursuant to Fresh-Start Reporting, a deferred income tax provision of $.7 and $.8 million, respectively, is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company’s capital in excess of par value.

      Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

             The Company reported revenues of $25.3 million and gross operating profit of $3.9 million for the first six months of 2001, compared with revenues of $7.5 million and gross operating profit of $1.6 million for the same period of 2000. Revenues in the current period reflect deliveries of an aggregate of 50 homes including 27 homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and eight homes at the Yucaipa project. Revenues in the prior period reflect deliveries of 21 homes at the Rancho San Pasqual project. The gross margin of 15% for the six months ended June 30, 2001 reflects the aggregate margin on all three projects as compared to the gross margin of 21% for the comparable prior year period from only the Rancho San Pasqual project, which has a lower land basis.

             The $.4 million increase in income from unconsolidated joint ventures in the six months ended June 30, 2001 of $1.7 million as compared to $1.3 million in the same period of 2000 reflects an increase in the Company’s share of venture profits from deliveries of 18 homes at Fairbanks Highlands at higher prices during the current period, as compared with deliveries of the same number of homes in the comparable period of last year.

             The decrease in other income, net from $1.6 million in the 2000 period to $.2 million in the six months ended June 30, 2001 primarily reflects the absence of recognition in the 2001 period of $1.1 million of non-recurring other income from a January 2000 transaction whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, in exchange for an assumption of certain liabilities and certain indemnities related to a superfund site. In addition, the decrease reflects the absence of recognition of deferred profit in 2000 from the 1997 sale of the Fairbanks property.

             During the three months ended June 30, 2001, the Company recorded the reduction of a reserve for contingent tax liabilities of $3.2 million, creating an equivalent tax benefit, partially offset by other tax provision items (see Note 6). For the six months ended June 30, 2000 and 2001, pursuant to Fresh-Start Reporting, a deferred income tax provision of $1.0 and $1.5 million, respectively, is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company’s capital in excess of par value.

ITEM 3  -          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             None.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

             Certain of the foregoing information contains forward-looking statements that relate to future events or the Company's future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology.  These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company's principal asset, the Bolsa Chica Mesa), the Company's ability to continue relationships with current or future partners, the Company's ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition, the condition and adequacy of the Company's properties, the Company's ability to estimate cash flow projections due to uncertainties in valuing real property, the Company's ability to acquire residential lots in order to continue homebuilding operations, the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities, the future condition of the real estate market in Southern California, and other statements contained herein that are not historical facts.

PART II - OTHER INFORMATION

ITEM 1 -	Legal Proceedings

See Note 4 above, "Item 1 - Business - Corporate Indemnification Matters" and "Item 3 - Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 4 -	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 15, 2001. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company’s stockholders entitled to vote, as follows:

Proposal No. 1: The Director Proposal. The Company’s director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of approximately 99.1% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting.

Name	Votes Cast "For Nominee"	Votes "Withheld"

Phillip R. Burnaman II	8,640,501	76,980
Raymond J. Pacini	8,640,403	77,078
Thomas W. Sabin, Jr.	8,640,326	77,155
J. Thomas Talbot	8,640,340	77,141

Proposal No. 2: The Auditor Proposal. The holders of Common Stock cast 8,701,738 votes for and 11,942 votes against the Company’s proposal to ratify the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 99.8% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 3,801 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal.

ITEM 5 -           Other Information

Stockholders wishing to bring a proposal before the Registrant’s 2002 Annual Meeting of Stockholders (but not wishing to include such proposal in the Registrant’s Proxy Statement) must cause written notice of such proposal to be received by the Secretary of the Registrant at its principal executive offices no later than December 10, 2001.

ITEM 6 -           Exhibits and Reports on Form 8-K

None.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COASTAL COMMUNITIES, INC.

Date August 10, 2001	By	/s/ Sandra G. Sciutto

SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer