Form 10-Q
period 2001-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2001-11-08
CIK 840216

This Form 10-Q consists of 15 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes ☒                     No ☐

The number of shares of Common Stock outstanding at October 31, 2001 was 10,058,589.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                I N D E X

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2000	September 30, 2001
		(unaudited)
ASSETS

Cash and cash equivalents	$6.9	$6.8
Restricted cash	1.9	2.0
Real estate held for current development or sale	21.4	14.2
Land held for future development	142.0	145.8
Other assets	6.5	4.1

	$178.7	$172.9

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.0	$2.6
Project debt	9.0	3.1
Other liabilities	23.1	14.4

Total liabilities	36.1	20.1

Commitments and contingencies

Stockholders' equity:
Common stock	.5	.5
Capital in excess of par value	134.4	138.1
Retained earnings	7.7	14.2

Total stockholders' equity	142.6	152.8

	$178.7	$172.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001

Revenues	$7.2	$7.4	$14.7	$32.7

Costs of sales	5.7	5.9	11.6	27.3

Gross operating profit	1.5	1.5	3.1	5.4

Selling, general and administrative expenses	.8	.6	2.6	2.3
Interest expense	.1	.1	.2	.2
Income from unconsolidated joint ventures	(.5)	(1.0)	(1.8)	(2.7)
Other (income) expense, net	(.6)	.1	(2.2)	(.1)

Income before income taxes	1.7	1.7	4.3	5.7

Provision (benefit) for income taxes	.7	.7	1.8	(.8)

Net income	$1.0	$1.0	$2.5	$6.5

Earnings per common share – basic and diluted	$.10	$.10	$.25	$.64

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30,
	2000	2001

Cash flows from operating activities:
Net income	$2.5	$6.5
Adjustments to reconcile to cash provided by (used in) operating activities:
Non-cash interest expense	.2	.2
Interest income on restricted cash	(.1)	(.1)
Deferred income taxes	1.8	2.1
Utilization of pre-Reorganization net operating loss	--	1.6
Gains on sales of real estate held for current development or sale	(3.1)	(5.4)
Proceeds from asset sales, net	14.3	32.2
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(17.6)	(19.6)
Investments in land held for future development	(3.3)	(3.8)
Decrease in other assets	1.2	2.4
Decrease in accounts payable, accrued and other liabilities, net	(1.6)	(10.3)

Cash provided by (used in) operating activities	(5.7)	5.8

Cash flows from investing activities:
Maturity of short-term investments	3.0	--
Cash provided by investing activities	3.0	--

Cash flows from financing activities:
Borrowings of project debt	14.3	9.6
Repayments of project debt	(10.9)	(15.5)
Return of interest income on restricted cash	.3	--

Cash provided by (used in) financing activities	3.7	(5.9)

Net increase (decrease) in cash and cash equivalents	1.0	(.1)

Cash and cash equivalents - beginning of period	5.8	6.9

Cash and cash equivalents - end of period	$6.8	$6.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$--	$.2

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

                The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2000, and the current year’s previously issued Quarterly Reports on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward looking statements. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

Note 2 – Significant Accounting Policies

Earnings Per Common Share

                For the three and nine months ended September 30, 2000 and 2001, the weighted average common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

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

                In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

                Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Impairment of Long-Lived Assets

                The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long–Lived Assets and Long–Lived Assets to Be Disposed Of" ("SFAS 121"), which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 121, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and applied the principles of Fresh-Start Reporting including adjustments to the carrying value of real estate properties to fair value (see Note 1). Following the Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company’s 208 acre Bolsa Chica Mesa (see Note 4), the Company evaluated this asset’s carrying value. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company’s additional 242 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

Note 3 – Restricted Cash

                Restricted cash as of September 30, 2001 reflects a mortgage-backed security recorded at amortized cost, which approximates fair value, maturing in December 2001. The security is held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

Note 4 - Land Held for Future Development

                The Company owns approximately350 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company’s holdings include 208 acres on a mesa north of the Bolsa Chica wetlands ("Bolsa Chica Mesa"), approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands which were acquired by the Company in September 1997.

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

                In response to the April 1999 Court of Appeal’s decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, on November 16, 2000, the Coastal Commission held another public hearing on the LCP and approved suggested modifications to the LCP which would limit development to only the upper bench of the Bolsa Chica Mesa (the "Upper Mesa"). The Coastal Commission’s latest suggested modifications would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the "Lower Mesa"). On May 8, 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission’s suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission’s suggested modifications would remove 140 acres of viable residentially-zoned land from the County’s plan.

                On January 12, 2001 the Company filed a complaint in Orange County Superior Court challenging the Coastal Commission’s November 2000 suggested modifications to the County’s Bolsa Chica LCP. On February 28, 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission.  The Company’s complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa.

                On August 31, 2001, the San Diego Superior court ruled in the Company’s favor following a hearing on the Coastal Commission’s legal challenge to the Company’s complaint. The court’s ruling allows the Company to continue its challenge to the Commission’s November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. The court’s August 31, 2001 ruling allows this aspect of the litigation to go forward, and further upholds the Company’s right to challenge other development preconditions which the Coastal Commission sought to impose in its November 2000 suggested modifications.

                The complaint also includes causes of action for violation of the Company’s constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. While the court’s August 31, 2001 ruling granted the Commission’s motion to dismiss these other causes of action based on the court’s conclusion that such matters were not then ripe, the Company is permitted to, and has amended its complaint with respect to these causes of action to provide additional facts and arguments to address the court’s concerns as to ripeness. Due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

                While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company applied to the County of Orange in August 2001 for permits to build approximately 400 single-family homes on the Upper Mesa. A subsequent environmental impact report is expected to be released for public comments during November of this year. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission during the middle of 2002 and expect to commence infrastructure construction on the Upper Mesa during the fourth quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis, followed by the start of home construction during the first quarter of 2003. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

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

Note 5 - Project Debt

                In January and April 2001, Signal Landmark, a consolidated subsidiary, made final repayments on earlier construction loans on the Rancho San Pasqual and Sandover projects, respectively. In March 2001, Signal Landmark entered into a new construction loan agreement with a commercial bank to finance construction of final phases and the model homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California. The Company borrowed and fully repaid approximately $5.7 million on this $6 million loan facility. The final repayment was made from proceeds upon the sale of homes in July 2001. The obligation was secured by a deed of trust on the Rancho San Pasqual project and required principal repayments upon the sale of homes. The loan carried an interest rate of prime plus three-fourths percent (7.75% at June 30, 2001).

                In conjunction with the July 20, 2001 acquisition of 83 single-family residential lots in North Corona, California, the Company’s homebuilding subsidiary, Hearthside Homes, Inc., entered into a construction loan agreement with a commercial bank to finance the project. The $10.9 million loan facility is secured by a deed of trust on the North Corona project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (6.75% at September 30, 2001) and matures on July 20, 2002.  As of September 30, 2001, approximately $3.1 million had been drawn on this facility.

                For the nine months ended September 30, 2000 and 2001, approximately $.9 million and approximately $.4 million, respectively, of construction period interest was capitalized to projects in the construction stage.

Note 6 – Income Taxes

                The following is a summary of the tax provision (benefit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Current taxes	$--	$.1	$--	$.3
Deferred taxes – equivalent amount credited to capital in excess of par value	.7	.6	1.8	2.1
Reduction in contingent tax liabilities	--	--	--	(3.2)
Provision (benefit) for income taxes	$.7	$.7	$1.8	$(.8)

                The current tax provision consists of federal and state taxes (primarily alternative minimum taxes). A deferred income tax provision is reflected in the statement of operations, while an equivalent tax benefit from utilization of pre-Reorganization net operating losses ("NOLs") is reflected by increasing the Company’s capital in excess of par value, pursuant to Fresh-Start Reporting.

                In 1995, the Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, if upheld, could have resulted in federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which included $280,000 of tax and $479,000 of interest through January 1999), net of the Company’s refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company’s NOL carryforwards were disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. In June 2001, the Company received a refund of $28,000, including interest, indicating acceptance by the IRS of the refund claim. Accordingly, pursuant to Fresh-Start Reporting, the Company recorded utilization of approximately $1.6 million of pre-Reorganization NOL, resulting in an equivalent amount credited to capital in excess of par value.

                The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a negative material impact on the Company’s financial statements. Certain of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims. During the three months ended June 30, 2001, the Company re-evaluated its reserves for estimated income tax exposure and reduced its reserves by approximately $3.2 million.

                The Internal Revenue Code (the "Code") generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change, the Company’s annual use of its NOLs would generally be limited to the value of the Company’s equity immediately before the ownership change multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company’s repurchase of an aggregate of approximately 1.9 million shares in December 1998 and June 1999, it has experienced a cumulative ownership shift as computed in accordance with Section 382 of approximately 25%. The federal NOLs available as of September 30, 2001 are approximately $188 million, which expire beginning in 2005.

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

Note 7 – Stock Plans

                In May 2001, options to purchase an aggregate of 754,996 shares of the Company’s common stock were re-priced to $4.50 per share, which represented a premium of approximately 12.5% above the average closing price over the previous 30 days. The shares, which were granted to certain directors and officers, carried previous exercise prices of $9.25 per share on 484,996 options granted in 1997 and 1998, and $7.00 per share on 270,000 options granted in 1999. In accordance with Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" the modification of the options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option price and the quoted market price of the Company shares. Accordingly, based upon the Company’s share price of $4.20 at September 30, 2001 versus the share price of $4.67 as of June 30, 2001, during the current quarter the Company has reversed compensation expense recorded in the second quarter of approximately $128,000. Future increases in the fair value of the Company’s common stock above $4.50 per share would result in compensation expense.

Note 8 – Commitments and Contingencies

                The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company has retained liabilities relating to certain of these assets and businesses. Many of such liabilities are supported by insurance or by indemnities from certain of the Company’s predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects appropriate reserves for these matters.

                Also see Note 4 for a discussion of contingencies related to the Company’s Bolsa Chica property.

ITEM 2 -                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2001 and 2002, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission") for  development permits for the upper bench of the Bolsa Chica Mesa ("Upper Mesa") project, as further described in Note 4 to the Company’s Financial Statements; (ii) vigorously pursue litigation (the “Coastal Commission Lawsuit”) challenging the Coastal Commission’s November 2000 suggested modifications to the County’s Local Coastal Program ("LCP") which would prohibit development on the lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) prepare to commence infrastructure construction on the Upper Mesa in the fourth quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

                During 2000 and the first three quarters of 2001, the Company generated significant gross operating margins and cash flows from homebuilding activities on assets other than Bolsa Chica. The Company currently has on-going Southern California projects in Escondido, Yucaipa and North Corona and a significant venture interest in a project in San Diego. These homebuilding projects are expected to generate significant cash flows, gross operating margins and income from unconsolidated joint ventures during the balance of 2001. However, the Company currently has a limited inventory of entitled land available for homebuilding projects, which the Company expects may be fully developed by the end of 2002, except for completion of the North Corona project. Given this limited inventory of buildable lots, the Company is striving to reach break-even operating results for 2002. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2002 is dependent upon entitlement of lots at Bolsa Chica and acquisition of suitable, entitled residential lots within the Southern California area.

                Bolsa Chica is the Company’s principal asset. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission approval of suggested modifications to the LCP which would limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits on the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company applied to the County of Orange in August 2001 for permits to build approximately 400 single-family homes on the Upper Mesa. A subsequent environmental impact report is expected to be released for public comments during November of this year. If a plan is approved by the County of Orange in early 2002, the Company could then seek approval from the Coastal Commission in the middle of 2002 and expect to commence infrastructure construction on the Upper Mesa during the fourth quarter of 2002 provided that County and Coastal Commission approvals are obtained on a timely basis, followed by the start of home construction during the first quarter of 2003. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

                In addition to the Upper Mesa land, the Company holds several other Bolsa Chica parcels aggregating approximately 242 acres which may be developed as residential lots or sold as park lands to various governmental agencies, subject to the outcome of litigation against the Coastal Commission and negotiations, if any, with potential purchasers of the various parcels. The Company believes that those additional parcels represent substantial value to be realized upon resolution of litigation and/or through sales to third parties.

                Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Notes 1 and 2, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last three years, the robust economy of California has resulted in improvement in the real estate market, and the number of potential purchasers interested in Southern California residential properties has increased, resulting in improved prices.  However, there can be no assurance regarding the continued health of the California economy and the strength and longevity of current conditions affecting the residential real estate market. In particular, the recent terrorist attacks, a continued slow-down in the national economy and potential electricity shortages in California appear to be putting recessionary pressures on the California economy and may have a negative impact on the Southern California housing market.

                The Company’s internal homebuilding operations focus primarily on the entry-level and move-up single-family detached market. The Fairbanks Highlands joint venture homebuilding activities reflect a large, luxury single-family product under construction by the Company’s partner. Major projects are described as follows:

      Rancho San Pasqual.  In the City of Escondido in San Diego County, approximately 30 miles north of downtown San Diego, the Company recently completed the final phase of development of an 850-acre, gated community consisting of 580 residential lots surrounding an 18-hole golf course. From 1996 through April 1998, the Company sold 468 Phase I residential lots at Rancho San Pasqual to four homebuilders. During 1999, the Company’s subsidiary began constructing infrastructure and homes on the 112-home Phase II of the project, and as of November 5, 2001, all 112 homes had been delivered.

      Sandover.  In May 2001, The Company completed deliveries of 16 homes on approximately five acres of the Bolsa Chica Mesa, which is in the City of Huntington Beach (whereas the rest of the Company’s Bolsa Chica Mesa property is in an unincorporated area within the County of Orange). These homes averaged 3,675 square feet and were sold at an average price of approximately $840,000.

      Fairbanks Highlands.  The Fairbanks Highlands property consists of approximately 380 acres near the communities of Fairbanks Ranch and Rancho Santa Fe in the northern part of the city of San Diego. The project includes 93 luxury homes, averaging approximately 4,800 square feet, on single-family residential lots averaging 1.34 acres each surrounded by approximately 215 acres of open space. In December 1996, the Company formed a joint venture with a major homebuilder to develop this property, retaining a continuing 35% partnership interest in the venture. The Company’s partner is managing the day-to-day operations of the venture, providing all construction financing and building all of the homes at the site. Closings on 84 homes were completed and four of the remaining nine homes were in escrow as of November 5, 2001.

      Chapman Heights.  The Company has acquired 58 finished lots which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California, and holds an option to purchase an additional 28 finished lots in December 2001. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and has released the first 44 homes for sale. As of November 5, 2001, closings on 18 homes were completed and nine additional homes were in escrow.

      Providence Ranch.  In July 2001, the Company acquired 83 finished lots in the master-planned community known as Providence Ranch in Riverside County, California near North Corona. The communities of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001 and the model home opening for the project is scheduled for February 2002.

Liquidity and Capital Resources.

                The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund construction on the recently acquired North Corona project, and following the July 2001 repayment of the Rancho San Pasqual loan, is utilizing internally generated cash to fund the Rancho San Pasqual, Yucaipa and Bolsa Chica projects. The Company’s cash on hand as of September 30, 2001 was approximately $6.8 million. The Company believes that its cash on hand, future sales proceeds, joint venture receipts and funds available under its credit agreement for the North Corona project will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for homebuilding projects and Bolsa Chica, and general and administrative expenses, for the next 12 months.

                The Company’s homebuilding projects which are complete or nearing completion (Sandover, Rancho San Pasqual and the Fairbanks Highlands joint venture) generated positive cash flows aggregating $13.3 million during the first nine months of 2001. Since September 30, 2001, delivery of the final 10 homes at the Rancho San Pasqual project generated approximately $4.1 million in additional cash flow. The Company expects that these projects will generate approximately $2.4 million of additional cash flow during the next six months, based on present economic conditions and market assumptions. Through September 30, 2001, the Company had utilized approximately $5.4 million of the cash generated by these mature homebuilding projects to fund acquisition and construction of the Yucaipa project, and used $2.5 million to fund a portion of the Company’s acquisition of the new North Corona project, with the balance being funded by a new construction loan.

Financial Condition

      September 30, 2001 Compared with December 31, 2000

                The decrease in cash and cash equivalents from approximately $6.9 million at the prior year end to $6.8 million as of September 30, 2001 primarily reflects net proceeds from 72 homes delivered during the period and cash distributions received from the Fairbanks Highlands joint venture, offset by net repayments of construction loans on the Company’s 16-home Sandover project in Huntington Beach, California and Rancho San Pasqual projects, spending on project development and construction costs, as well as other activity presented in the Statements of Cash Flows.

                Restricted cash as of September 30, 2001 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

                The $7.2 million decrease in real estate held for current development or sale reflects $26.8 million charged to cost of sales for deliveries of an aggregate of 72 homes at all three homebuilding projects during the first nine months of the year. These charges were partially offset by an aggregate of $19.6 million of infrastructure and homebuilding costs invested in the Company’s 112-home Rancho San Pasqual project, the 16-home Sandover project, the 86-home Yucaipa project and the 83-home North Corona project.

                The $3.8 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during the first nine months of the year.

                Other assets decreased by $2.4 million, primarily reflecting cash distributions received in excess of investment income from the Fairbanks Highlands joint venture and amortization of prepaid insurance costs.

                Accounts payable and accrued liabilities decreased by $1.4 million, to a balance of $2.6 million as of September 30, 2001, primarily reflecting decreased accounts payable for construction activities at the Rancho San Pasqual and Sandover projects and a decrease in accrued consulting costs for the Bolsa Chica project.

                The $5.9 million decrease in project debt reflects aggregate repayments of $15.5 million made primarily in conjunction with home deliveries at the Rancho San Pasqual and Sandover projects, partially offset by $9.6 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual, Sandover and North Corona projects.

                The balance of other liabilities decreased by $8.7 million primarily resulting from (i) reductions in the valuation allowance attributable to utilization of pre-Reorganization NOLs of $1.6 million, (ii) reductions in reserves for estimated exposure for federal and state income taxes and interest aggregating $3.2 million (see Note 6 to the Financial Statements) and (iii) the payment of a $3.75 million court-approved litigation settlement regarding the Company’s former AV Partnership investment and related contribution notes payable to the partnership.

                The $3.7 million increase in capital in excess of par value reflects pre-Reorganization net operating loss ("NOL") utilized (i) in settlement of federal income taxes of approximately $1.6 million and (ii) reflected in the income tax benefit of $2.1 million (see Note 6).

Results of Operations

                The nature of the Company's business is such that the number of home sales closed, along with periodic settlements of liabilities, will cause significant fluctuations in operating results from year to year.

      Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000

                The Company reported revenues of $7.4 million and gross operating profit of $1.5 million for the third quarter of 2001, compared with revenues of $7.2 million and gross operating profit of $1.5 million for the third quarter of 2000. Revenues in the current period reflect deliveries of an aggregate of 22 homes, including 14 homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California, and eight homes at the Yucaipa project. Deliveries of 20 homes at the Rancho San Pasqual project were completed in the three month period ended September 30, 2000.

                The $.5 million increase in income from unconsolidated joint ventures in the three months ended September 30, 2001 as compared to the third quarter of 2000 reflects an increase in the Company’s share of venture profits from deliveries of nine homes at Fairbanks Highlands at higher prices during the current period, as compared with deliveries of 11 homes in the comparable period of last year.

                Other expense, net of $.1 million in the three months ended September 30, 2001 compared to $.6 million of other income, net in the 2000 period primarily reflects the absence of non-recurring other income from the reversal of reserves for expiring home warranties.

                For the three months ended September 30, 2000 and 2001, pursuant to Fresh-Start Reporting, a deferred income tax provision of $.7 and $.6 million, respectively, is reflected in the statement of operations, while an equivalent tax benefit from utilization of pre-Reorganization NOL is reflected by increasing the Company’s capital in excess of par value.

      Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

                The Company reported revenues of $32.7 million and gross operating profit of $5.4 million for the first nine months of 2001, compared with revenues of $14.7 million and gross operating profit of $3.1 million for the same period of 2000. Revenues in the current period reflect deliveries of an aggregate of 72 homes including 41 homes at the Company’s 112-home Rancho San Pasqual project in Escondido, California, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and 16 homes at the Yucaipa project. Revenues in the prior period reflect deliveries of 41 homes at the Rancho San Pasqual project. The gross margin of 17% for the nine months ended September 30, 2001 reflects the aggregate margin on all three projects as compared to the gross margin of 21% for the comparable prior year period from only the Rancho San Pasqual project, which has a lower land basis.

                The $.9 million increase in income from unconsolidated joint ventures in the nine months ended September 30, 2001 of $2.7 million as compared to $1.8 million in the same period of 2000 reflects the higher sales prices of the 27 homes delivered at Fairbanks Highlands during the current period, as compared with prices on 29 homes delivered in the comparable period of last year, resulting in higher venture profits.

                The decrease in other income, net from $2.2 million in the 2000 period to $.1 million in the nine months ended September 30, 2001 primarily reflects the absence in the 2001 period of $1.1 million of non-recurring other income from a January 2000 transaction whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, in exchange for an assumption of certain liabilities and certain indemnities related to a superfund site. In addition, the decrease reflects the absence of expiring home warranties discussed above and recognition of deferred profit in 2000 from the 1997 sale of the Fairbanks property.

                For the nine months ended September 30, 2000 and 2001, pursuant to Fresh-Start Reporting, deferred income tax provisions of $1.8 and $2.1 million, respectively, are reflected in the statement of operations, while equivalent tax benefits from utilization of pre-Reorganization NOL are reflected by increasing the Company’s capital in excess of par value. During the three months ended June 30, 2001, the Company recorded the reduction of a reserve for contingent tax liabilities of $3.2 million, creating an equivalent tax benefit, partially offset by other tax provision items (see Note 6).

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

CALIFORNIA COASTAL COMMUNITIES, INC.

Date	November 8, 2001	By	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO Senior Vice President and Chief Financial Officer