Form 10-K405
period 2001-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2002-03-22
CIK 840216

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-17189

CALIFORNIA COASTAL COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0426634 (I.R.S. Employer Identification No.)
6 Executive Circle, Suite 250 Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant's telephone number, including area code: (949) 250-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.05 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was $24,921,324.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

        The number of shares of Common Stock outstanding as of March 1, 2002 was 10,058,589.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

        California Coastal Communities, Inc. (the "Company") is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2002, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission") for development permits to build 378 homes on the upper bench of the Bolsa Chica Mesa ("Upper Mesa"), as further described in Note 5 to the Company's Financial Statements; (ii) vigorously pursue litigation (the "Coastal Commission Lawsuit") challenging the Coastal Commission's November 2000 decision to prohibit development on the lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) maintain profitable homebuilding operations; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

        The Company's executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

Principal Properties

        The following sections describe the Company's principal properties.

        Bolsa Chica.    The Bolsa Chica Mesa property is the principal property in the Company's portfolio, representing 82% of its assets as of December 31, 2001. The Bolsa Chica Mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development, to the south by open space and the Bolsa Chica wetlands, and to the west by Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. The Company owns approximately 350 acres of the 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include 208 acres on the Bolsa Chica Mesa, approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands acquired in September 1997.

        In February 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes and wetlands restoration, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach. The California Coastal Commission and the State Lands Commission recently approved an approximately $100 million wetlands restoration plan which is expected to significantly improve the views of many of the homes that the Company plans to develop on the Bolsa Chica Mesa, as discussed below. Wetlands restoration construction is currently scheduled to commence sometime in 2003.

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

        On November 16, 2000, in response to the April 1999 Court of Appeal's decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the upper bench of the Bolsa Chica Mesa (the "Upper Mesa"). The Coastal Commission's latest suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the "Lower Mesa"). On May 8, 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company filed litigation (the "Coastal Commission Lawsuit") challenging the Coastal Commission's November 2000 decision to substantially change the previously approved LCP. The complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The complaint also includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. See Item 3. "Legal Proceedings" below for further discussion.

        While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company applied to the County of Orange in August 2001 for permits to build single-family homes on the Upper Mesa. The Orange County Planning Commission is expected to hold a public hearing during the second quarter of 2002 regarding the site plan for development of 378 homes on the Upper Mesa. The planned community on the Upper Mesa is currently expected to offer a broad mix of single-family home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan will also require approval by the Coastal Commission. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

        The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, a citizens' initiative is currently gathering voters' signatures to place a $3.4 billion bond on California's November 2002 ballot entitled the "Water Security, Clean Drinking Water, Coastal and Beach Protection Act of 2002". If sufficient voter signatures are obtained to qualify this initiative for the November 2002 ballot, the bond initiative would include an unquantified line item for the State of California to acquire all or a portion of the Bolsa Chica Mesa. The Company is in the process of evaluating the feasibility of this potential alternative. There can be no assurances that the bond initiative will obtain sufficient signatures to be eligible for the November 2002 ballot; that if eligible, such a bond measure will be approved by the voters; that the Company will ever reach a mutually acceptable agreement on the price and terms of a sale of the Bolsa Chica Mesa; or that a sale transaction will ever be completed.

        Upon completion of the Company's recapitalization (the "Recapitalization") as discussed in Note 3 to the Financial Statements, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company's stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis as of December 31, 2001. In accordance with the Company's policy described in Note 2 to the Financial Statements—Impairment of Long-Lived Assets and based upon the Company's assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

        The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company's homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company's land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company's Bolsa Chica Mesa project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project's carrying value.

        Chapman Heights.    Between June 2000 and December 2001, the Company acquired 86 finished lots which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and has released the first 66 homes for sale. As of March 18, 2002, closings on 32 homes were completed and 21 additional homes were in escrow.

        Providence Ranch.    In July 2001, the Company acquired 83 finished lots in the master-planned community known as Providence Ranch in Riverside County, California near North Corona. Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, and has released the first 19 homes for sale. As of March 18, 2002, 19 homes were in escrow.

        Other Properties.    The Company owns two acres of land zoned for commercial/industrial use in Signal Hill, California, and approximately 62 acres of resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions.

        Competition.    The home building industry is highly competitive and fragmented. The Company does not have a significant market presence in any of the geographic areas where it is currently building homes or where it expects to build homes in the future. Most of the Company's competitors have substantially greater financial resources than those of the Company, and they have much larger staffs and marketing organizations. However, the Company believes that it competes effectively in its existing markets as a result of its product design, development expertise, and its reputation as a producer of quality homes.

        Property Dispositions.    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's property dispositions during 2000 and 2001.

        Other Income.    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of $6.2 million of income recognized from shares received in the initial public offering of an insurance company in connection with its demutualization.

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

        As more fully described below in Item 3. Legal Proceedings, in April 1999 the California Court of Appeal overturned an August 1997 trial court judgment in the Coastal Act Lawsuit, ruling that the Coastal Commission should not have approved removal and relocation of certain raptor habitat. In response to the court's decision, in November 2000, the Coastal Commission decided to limit development to only the Upper Mesa. The Company has filed a lawsuit challenging the Coastal Commission's action (as further described in Item 3. Legal Proceedings) and concurrently is seeking development permits to build 378 homes on the Upper Mesa. Therefore, the regulatory approval process for the Bolsa Chica Mesa property remains subject to litigation and further Coastal Commission approval, and there can be no assurance that further delays will not result.

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

        Corporate Indemnification Matters.    The Company and its predecessors have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses, including certain tax liabilities. (See Notes 8, 9 and 10 to the Company's Financial Statements included in this Annual Report.) A portion of such liabilities is supported by insurance or by indemnities from certain of the Company's predecessors and currently or previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

        Employees.    As of March 1, 2002 the Company and its subsidiaries had 33 employees.

        Safe Harbor, Statement Under the Private Securities Litigation Reform Act of 1995. Certain of the foregoing information and the information following this Item 1 contains forward-looking statements that relate to future events or the Company's future financial performance. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company's principal asset, the Bolsa Chica Mesa), the Company's ability to continue relationships with current or future partners, the Company's ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition, the condition and adequacy of the Company's properties, the Company's ability to estimate cash flow projections due to uncertainties in valuing real property, the Company's ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities, the future condition of the real estate market in Southern California, market risk exposure with respect to the Company's short-term equity investments, and other statements contained herein that are not historical facts.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Title	Age	Business Experience
Raymond J. Pacini President and Chief Executive Officer	46	President, Chief Executive Officer and Director of the Company since May 1998. Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from prior to 1996 to May 1988. Director of Metalclad Corporation since March 1999.
Sandra G. Sciutto Senior Vice President and Chief Financial Officer	42
		Chief Financial Officer, Secretary and Treasurer of the Company since May 1998. Senior Vice President of the Company since February 1996 and Vice President and Controller of the Company from prior to 1996 to April 1998.

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

        The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

Property	Location	Acres	Present or Planned Use
Irvine*	Irvine, CA	—	Headquarters
Bolsa Chica	Orange County, CA	350	Ocean view residential community
Chapman Heights	Yucaipa, CA	19	Residential community
Providence Ranch	North Corona, CA	22	Residential community
Michigan Land	Upper Peninsula, MI	62	Resort/residential lots
Signal Hill	Signal Hill, CA	2	Industrial land

*  Leased

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

        In November 2000, the Coastal Commission held another public hearing on the LCP in response to the court order, and decided to limit development to only the Upper Mesa. The Coastal

Commission's latest suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre Lower Mesa. On May 8, 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company's subsidiaries filed a complaint in Orange County Superior Court challenging the Coastal Commission's November 2000 decision to substantially change the previously approved LCP. On February 28, 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. The Company's complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals which would have permitted development on the entire Bolsa Chica Mesa. The complaint also includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions.

        On August 31, 2001, the San Diego Superior court ruled in the Company's favor following a hearing on the Coastal Commission's legal challenge to the Company's complaint. The court's ruling allows the Company to continue its challenge to the Coastal Commission's November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission's recommendation that the Lower Mesa not be developed. The court's August 31, 2001 ruling initially upheld the Coastal Commission's challenge to the portion of the complaint which includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. However, after the Company amended its complaint, the San Diego Superior Court ruled in favor of the Company on January 30, 2002, and denied the California Coastal Commission's legal challenge against this portion of the Company's complaint. The Coastal Commission's subsequent appeal of this ruling was denied by the Court of Appeals on March 15, 2002. As a result, the case is currently expected to be set for hearing on the merits sometime in the second half of this year; however, due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

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

	High	Low
2001
First Quarter	$3.94	$2.63
Second Quarter	$4.70	$3.75
Third Quarter	$5.05	$4.10
Fourth Quarter	$4.50	$4.12
2000
First Quarter	$7.50	$5.44
Second Quarter	$6.31	$5.19
Third Quarter	$5.94	$5.31
Fourth Quarter	$6.63	$2.63

        The number of beneficial holders of the Company's Common Stock as of March 1, 2002 was approximately 2,700. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

Item 6. Selected Financial Data

        The Selected Financial Data with respect to the Company and its subsidiaries are set forth on pages 15 to 16 of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 16 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to equity price risk on its short-term investments in publicly traded equity securities. These investments, as of December 31, 2001, are comprised solely of common stock in Prudential Financial, Inc. received as demutualization proceeds in December 2001. The Company has not attempted to reduce or eliminate its exposure on these securities. As of December 31, 2001, the fair value of the Company's available-for-sale securities was $7.5 million.

Item 8. Financial Statements and Supplementary Data

        Financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Directors.    The information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

        Executive Officers.    Information with respect to executive officers appears under the caption "Executive Officers of the Company" in Item 1 of this Annual Report.

Item 11. Executive Compensation

        Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions

        Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report on Form 10-K.

PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K

  (a)
  (1)   Financial Statements:

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

  (3)
  Listing of Exhibits:

3.01		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
3.02		Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
4.01		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
4.02		Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
10.01		Tax Sharing Agreement dated as of December 18, 1989, between the Registrant and The Henley Group, Inc. ("Henley Group"), incorporated by reference to Exhibit 10.03 to the Registrant's Annual Report on Form 10-K for 1989.
10.02		Tax Sharing Agreement dated as of December 15, 1988, between Wheelabrator Technologies, Inc. (formerly The Wheelabrator Group, Inc.) ("WTI") and the Registrant ("WTI Tax Sharing Agreement"), incorporated by reference to Exhibit 10.02 to Amendment No. 3 on Form 8 to the Registrant's Registration Statement on Form 10.
10.02	A	Amendment No. 1 to WTI Tax Sharing Agreement dated February 14, 1994, incorporated by reference to Exhibit 10.02A to the Registrant's Annual Report on Form 10-K for 1993.
10.03		Tax Sharing Agreement dated as of June 10, 1992, between Henley Group and Abex Inc., incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for 1992.

10.04		Amendment to Tax Sharing Agreement dated January 25, 1999 between the Registrant and Fisher Scientific International Inc., incorporated by reference to Exhibit 10.04 to Registrant's Annual Report of Form 10-K for 1998.
10.05		1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.03A to the Registrant's Annual Report on Form 10-K for 1993.
10.06		Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
10.07		Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
10.08		Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment No. 3 on Form 8 to the Registrant's Registration Statement on Form 10.
10.08	A	Amendment to Retirement Plan of the Registrant dated December 8, 1993, incorporated by reference to Exhibit 10.07A to the Registrant's Annual Report on Form 10-K for 1993.
10.08	B	Amendment to Retirement Plan of the Registrant dated effective January 1, 2000, incorporated by reference to Exhibit 10.08B to Registrant's Annual Report on Form 10-K for 1999.
10.08	C	Amendment to Retirement Plan of the Registrant dated December 19, 2001.*
10.09		California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for 1999.
10.10		Employment Agreement between the Registrant and Mr. RaymondJ. Pacini, dated as of May 1, 1998, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.10	A	Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to Exhibit 10.11A to Registrant's Annual Report on Form 10-K for 1999.
10.10	B	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.11		Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.11	A	Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to Exhibit 10.12A to Registrant's Annual Report on Form 10-K for 1999.
10.11	B	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.12		Independent Contractor Consulting Agreement among the Registrant, GSSW-REO, L.C., a Texas limited liability company and Thomas W. Sabin, Jr. dated as of May 20, 1998, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.12A		Extension and Modification of Independent Contractor Consulting Agreement among the Registrant, GSSW-REO, L.C., a Texas limited liability company and Thomas W. Sabin, Jr. dated as of December 7, 1999, incorporated by reference to Exhibit 10.13A to Registrant's Annual Report on Form 10-K for 1999.

10.12B	Extension and Modification of Independent Contractor Consulting Agreement among the Registrant, GSSW-REO, L.C., a Texas limited liability company and Thomas W. Sabin, Jr., dated as of April 30, 2001, incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.13	Agreement of Settlement, Compromise, and Release between AV Partnership and AV Development Corporation and the Registrant and Subsidiaries, dated as of March 27, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
21.01	Subsidiaries of the Registrant.*

(b)
Reports on Form 8-K:

None.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2002	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PHILLIP R. BURNAMAN II (Phillip R. Burnaman II)	Director	March 19, 2002
/s/ RAYMOND J. PACINI (Raymond J. Pacini)	President, Chief Executive Officer and Director	March 19, 2002
/s/ THOMAS W. SABIN, JR. (Thomas W. Sabin, Jr.)	Director and Chairman of the Board	March 19, 2002
/s/ SANDRA G. SCIUTTO (Sandra G. Sciutto)	Senior Vice President and Chief Financial Officer	March 19, 2002
/s/ J. THOMAS TALBOT (J. Thomas Talbot)	Director	March 19, 2002

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

	Predecessor Company	Successor Company
	Eight-Month Period Ended September 2, 1997	Four-Month Period Ended December 31, 1997	Years Ended December 31,
			1998	1999	2000	2001
	(in millions, except per share amounts)
Balance Sheet Data at period end:
Unrestricted cash, cash equivalents and short-term investments(a)		$7.2	$26.6	$8.8	$6.9	$16.2
Total assets		173.3	174.2	169.9	178.7	180.4
Project debt(b)		—	—	7.4	9.0	3.1
Total stockholders' equity(c)		$140.1	$142.7	$132.8	$142.6	$159.0
Shares outstanding at end of period(f)		11.9	11.5	10.1	10.1	10.1
Book value per common share(f)		$11.77	$12.41	$13.15	$14.12	$15.74
Statement of Operations Data:
Revenues(d)	$33.9	$4.3	$2.1	$—	$23.0	$39.0
Income (loss) from continuing operations(e)	(85.3)	(1.3)	(2.3)	(1.8)	5.6	11.1
Net income (loss)(e)	9.6	(.5)	4.2	(1.6)	5.6	11.1
Per common share-basic and diluted:
Income (loss) from continuing operations(f)	N/A	$(.11)	$(.19)	$(.17)	$.55	$1.10
Earnings(loss) (f)	N/A	$(.04)	$.35	$(.15)	$.55	$1.10
Weighted-average shares outstanding(f)	N/A	11.9	11.9	10.7	10.1	10.1

(a)
The increase in cash, cash equivalents and short-term investments at December 31, 1998 primarily reflects the April 1998 sale of the commercial development business, partially offset by project development costs, stock repurchases and general and administrative expenses. The decrease in cash, cash equivalents and short-term investments at December 31, 1999 primarily reflects stock repurchases, the deposit of restricted cash and expenditures for project development costs and general and administrative expenses. The decrease in cash, cash equivalents and short-term investments at December 31, 2000 is primarily attributable to the funding of project development costs and general and administrative expenses, partially offset by proceeds from sales of real estate held for development or sale and partnership distributions received. The increase in cash, cash equivalents and short-term investments at December 31, 2001 is primarily attributable to proceeds from sales of real estate held for development or sale, partnership distributions and securities received as demutualization proceeds, partially offset by the funding of project development costs and selling, general and administrative expenses.

(b)
The increase in project debt at December 31, 1999 reflects borrowings under a construction loan for the Company's Rancho San Pasqual project. The increase in project debt at December 31, 2000 reflects borrowings for construction of infrastructure and homes at Rancho San Pasqual and Sandover in excess of principal repayments upon sales of homes at Rancho San Pasqual and

  Sandover. The decrease in project debt at December 31, 2001 reflects full repayment of Rancho San Pasqual and Sandover project debt, partially offset by borrowings under a construction loan for the Company's Providence Ranch project.

(c)
The increase in equity at December 31, 1998 reflects net income for the year then ended, along with the issuance of restricted stock to the Company's Chief Executive Officer, partially offset by $2.9 million of stock repurchases in December 1998. The decrease in equity at December 31, 1999 reflects stock repurchases of $8.3 million and the net loss for the year then ended (see Note 12 to the Company's Financial Statements). The increases in equity at December 31, 2000 and 2001 reflect the net income for the years then ended, as well as the additions to capital in excess of par value in an amount equivalent to the deferred income tax provisions, pursuant to Fresh-Start reporting. The increase in equity at December 31, 2001 also reflects increases from utilization of $1.6 million of pre-reorganization net operating loss.

(d)
The decrease in revenues in 1998 reflects the absence of the 1997 sale of the Bolsa Chica lowlands and the completion of Rancho San Pasqual Phase I lot sales in May 1998. The increase in 2000 revenues reflects the deliveries of 61 homes at Rancho San Pasqual and one home at Sandover. The increase in 2001 revenues reflects deliveries of 51 homes at Rancho San Pasqual, 15 homes at Sandover and 24 homes at Yucaipa.

(e)
The net income for the eight-month period ended September 2, 1997 reflects the extraordinary gain on extinguishment of debt as a result of the Recapitalization, partially offset by Fresh-Start Reporting adjustments, reorganization costs and non-cash interest charged on the subordinated debentures. The net income for 1998 reflects the after-tax gain on sale of the commercial development business of $6.1 million, partially offset by general and administrative expenses. The net loss for 1999 primarily reflects general and administrative expenses, partially offset by $1.5 million of non-recurring other income from a change in estimate for an indemnity obligation reserve related to a disposed business based on an analysis of recent claims history. The net income for the year ended December 31, 2000 primarily reflects home sales at Rancho San Pasqual, income from the unconsolidated Fairbanks Highlands joint venture and the settlement or resolution of certain other liabilities. The net income for the year ended December 31, 2001 primarily reflects home sales at three projects, income from the unconsolidated Fairbanks Highlands joint venture, other income from receipt of securities as demutualization proceeds from an insurance company in which the Company was a policyholder, and the settlement or resolution of certain other liabilities.

(f)
The new Common Stock began trading on September 2, 1997 concurrent with the Recapitalization and the one-for-one hundred (1:100) reverse stock split. Accordingly, per share information for the old common shares is not shown, as it would not be comparable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the following consolidated financial statements and notes thereto which commence on page F-2.

        The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2002, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission ("Coastal Commission")

for development permits to build 378 homes on the upper bench of the Bolsa Chica Mesa ("Upper Mesa"), as further described in Note 5 to the Company's Financial Statements; (ii) vigorously pursue litigation (the "Coastal Commission Lawsuit") challenging the Coastal Commission's November 2000 decision to prohibit development on the lower bench of the Bolsa Chica Mesa ("Lower Mesa"); and (iii) maintain profitable homebuilding operations; however, the Company may also consider other strategic and joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

        During 2000 and 2001, the Company generated significant gross operating margins and cash flows from homebuilding activities on assets other than Bolsa Chica. The Company currently has on-going Southern California projects in Yucaipa and North Corona. These homebuilding projects are expected to generate significant cash flows and modest gross operating margins during 2002. However, the Company currently has a limited inventory of entitled land available for homebuilding projects, which the Company expects may be fully developed by the first quarter of 2003, except for completion of the North Corona project. Given this limited inventory of buildable lots, the Company is striving to maintain profitable operating results for 2002 and pursuing residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2002 is dependent upon acquisition of suitable, entitled residential lots within the Southern California area.

        Bolsa Chica is the Company's principal asset, representing 82% of total assets at December 31, 2001. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission decision to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits for the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company applied to the County of Orange in August 2001 for approval of a plan to build single-family homes on the Upper Mesa. The County of Orange Planning Commission is expected to hold a public hearing during the second quarter of 2002 regarding the site plan for development of 378 homes. This development plan will also require approval by the Coastal Commission. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

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

        The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, a citizens' initiative is currently gathering voters' signatures to place a $3.4 billion bond on California's November 2002 ballot entitled the "Water Security, Clean Drinking Water, Coastal and Beach Protection Act of 2002". If sufficient voter signatures are obtained to qualify this initiative for the November 2002 ballot, the bond initiative would include an unquantified line item for the State of California to acquire all or a part of the Bolsa Chica Mesa. The Company is in the process of evaluating the feasibility of this potential alternative. There can be no assurances that the bond initiative will obtain sufficient signatures to be eligible for the November 2002 ballot; that if eligible, such a bond measure will be approved by the voters; that the Company will ever reach a mutually acceptable agreement on the price and terms of a sale of the Bolsa Chica Mesa; or that a sale transaction will ever be completed.

        Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Notes 1 and 2 to the Financial Statements, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price. During the last six months of 2001 it has become apparent that both the national and California economies are in a recession. Therefore, there can be no assurance regarding the continued health of the Southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past year, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their effects on the economy; and (iv) potential electricity shortages and related price increases in California, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the Southern California housing market.

Significant Accounting Policies

        Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements beginning on page F-6. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

Liquidity and Capital Resources.

        The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt to fund construction on the recently acquired North Corona project, and is utilizing internally generated cash to fund the Yucaipa and Bolsa Chica projects. The Company's cash on hand and cash equivalents as of December 31, 2001 were approximately $8.7 million. The Company believes that its cash on hand and cash equivalents, future real estate sales proceeds, joint venture distributions, potential sales of short-term investments and funds available under its credit agreement for the North Corona project will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for homebuilding projects and Bolsa Chica, and general and administrative expenses, for the next 12 months.

        The Company's recently completed homebuilding projects (Sandover, Rancho San Pasqual and the Fairbanks Highlands joint venture) generated positive cash flows aggregating $19.1 million during 2001. Since December 31, 2001, delivery of all of the final four homes at the Fairbanks Highlands project generated approximately $.8 million in additional cash flow. Through December 31, 2001, the Company had utilized approximately $6.0 million of the cash generated by these mature homebuilding projects to fund acquisition and construction of the Yucaipa project, and used $3.4 million to fund a portion of the Company's acquisition of the new North Corona project, with the balance being funded by a new construction loan. The Company's homebuilding operations are currently forecasted to generate approximately $10 million of cash flow during 2002, based on present economic conditions, market and financing assumptions, which is expected to be more than adequate to fund current project development costs and general and administrative expenses this year. The Company is actively pursuing residential lot acquisition opportunities which would be financed by a combination of the Company's cash on hand and new construction loans.

Financial Condition.

  December 31, 2001 Compared With December 31, 2000

        The $1.8 million increase in cash and cash equivalents from approximately $6.9 million at the prior year end to $8.7 million as of December 31, 2001 primarily reflects net proceeds from 90 homes delivered during the year and cash distributions received from the Fairbanks Highlands joint venture, offset by net repayments of construction loans on the Company's 16-home Sandover project in Huntington Beach, California and the Rancho San Pasqual project, spending on project development and construction costs, as well as other activity presented in the Statements of Cash Flows.

        Short-term investments reflect equity securities classified as available-for-sale. Since the Company was a policyholder in an insurance company which demutualized in 2001, it received shares of common stock in connection with the demutualization and Initial Public Offering ("IPO"). As a result of this transaction, the Company recognized other income of $6.2 million in 2001, based on the value of shares received at the IPO price. As of December 31, 2001, the Company also recorded $1.3 million of other comprehensive income for an unrealized gain, representing the difference between the closing market price of the common stock at year end and the IPO price.

        Restricted cash as of December 31, 2001 reflects collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

        The $7.4 million decrease in real estate held for current development or sale reflects $32.1 million charged to cost of sales for deliveries of an aggregate of 90 homes at the Company's Rancho San Pasqual, Sandover and Yucaipa projects. These charges were partially offset by an aggregate of $24.7 million of infrastructure and homebuilding costs invested in all three homebuilding projects, as well as a new project in North Corona, CA, during the year.

        The $5.3 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during 2001, primarily for attorneys and other consultants engaged in the entitlement process.

        Other assets decreased by $5.1 million, primarily reflecting cash distributions received in excess of investment income from the Fairbanks Highlands joint venture and a reduction in prepaid pension cost.

        Accounts payable and accrued liabilities decreased by $.8 million, to a balance of $3.1 million as of December 31, 2001, primarily reflecting decreased construction activities at the Rancho San Pasqual and Sandover projects and a decrease in accrued consulting costs for the Bolsa Chica project.

        The $5.9 million decrease in project debt reflects aggregate repayments of $15.5 million made primarily in conjunction with home deliveries at the Rancho San Pasqual and Sandover projects, partially offset by $9.6 million borrowed under bank loans for infrastructure and home construction costs at the Rancho San Pasqual, Sandover and North Corona projects. As of December 31, 2001, the bank loans for the Rancho San Pasqual and Sandover projects have been fully repaid and the outstanding balance relates only to the North Corona project.

        The balance of other liabilities decreased by $8.0 million primarily resulting from (i) a $1.6 million reduction in the valuation allowance attributable to utilization of pre-reorganization net operating losses (NOLs) due to a successful federal NOL carryback claim, (ii) reductions in liabilities for estimated exposure for federal and state income taxes and interest aggregating $5.5 million (see Note 9 to the Financial Statements), (iii) the payment of a $3.75 million court-approved litigation settlement regarding the Company's former AV Partnership investment and related contribution notes payable to the partnership and (iv) $.7 million of expenditures on other items. These decreases were partially offset by increases of $3.0 million in reserves for certain contingent liabilities, including unfunded benefits for former directors, the Company's defined benefit pension plan, certain indemnity obligations and an environmental issue.

        The $5.4 million increase in capital in excess of par value reflects pre-reorganization NOL valuation allowances reversed as the underlying NOLs were utilized to offset (i) federal income taxes of approximately $1.6 million in a successful NOL carryback claim and (ii) a deferred income tax provision of $3.8 million (see Note 9). In addition, equity reflects a decrease of $.1 million from other comprehensive loss, including an increase in minimum pension liability of $1.4 million, largely offset by $1.3 million from unrealized gains on securities available for sale.

  December 31, 2000 Compared With December 31, 1999

        The $1.1 million increase in cash and cash equivalents primarily reflects the maturity of short-term investments, cash distributions received from the unconsolidated Fairbanks joint venture and proceeds from home sales at the Rancho San Pasqual project, partially offset by spending on project development costs for Bolsa Chica, and the Company's homebuilding project in Yucaipa, California which is unencumbered and has been internally financed since the costs of borrowing are significantly greater than the Company's return on cash and short-term investments, as well as other activity presented in the Statements of Cash Flows.

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

        The $5.5 million increase in land held for future development reflects investment in the Bolsa Chica project during the year, primarily for attorneys and other consultants engaged in the entitlement process.

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

        The $4.6 million decrease in other liabilities primarily reflects (i) the resolution of a contingent environmental liability for a superfund site in January 2000, and (ii) the settlement of a lawsuit regarding a partnership investment in January 2001, as further described below.

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

        In January 2001, the Company entered into a court-approved litigation settlement regarding its AV Partnership investment and related contribution notes payable to the partnership, which had a recorded balance in other liabilities of $7.1 million. In settlement of the contribution notes payable, the Company agreed to pay $3.75 million and to indemnify its former partner with respect to any long-term home warranty matters and any future construction defects claims, estimated to be approximately $1.0 million, regarding 1,202 homes built by the Company's subsidiary under contract to the joint venture. As a result of this settlement, the Company recognized other income of $2.1 million for the year ended December 31, 2000, in accordance with generally accepted accounting principles.

Results of Operations

        The nature of the real estate development business is such that individual real estate transactions often cause significant fluctuations in operating results from quarter to quarter and year to year.

  2001 Compared with 2000

        The Company reported revenues of $39.0 million and gross operating profit of $6.1 million for 2001, compared with revenues of $23.0 million and gross operating profit of $4.8 million for 2000. Revenues in the current year reflect deliveries of an aggregate of 90 homes in Southern California, including 51 homes at the Company's 112-home Rancho San Pasqual project in Escondido, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, and 24 homes at the Yucaipa project. Revenues in the prior year primarily reflect deliveries of 61 homes at the Rancho San Pasqual project. The gross margin of 16% for the year ended December 31, 2001 reflects the aggregate margin on all three projects as compared to the gross margin of 21% for the prior year from only the Rancho San Pasqual project, which had a lower land basis.

        The $.8 million decrease in income from unconsolidated joint ventures for the year ended December 31, 2001 of $3.7 million as compared to $4.5 million in the year 2000 reflects the delivery of 36 homes at Fairbanks Highlands at a higher average price during the current year, as compared with deliveries of 53 homes in the prior year.

        The Company does not expect to repeat its 2001 financial performance in 2002 due to a declining inventory of entitled lots. However, the Company is actively pursuing residential lot acquisition opportunities and will strive to maintain profitable operations for 2002, although there can be no assurances in this regard.

        Other income, net of $3.8 million for the current year represents a decrease of $.5 million as compared to 2000. The year 2001 primarily reflects $6.2 million of non-recurring income from the receipt of securities as demutualization proceeds as discussed above, partially offset by $2.4 million of expense from changes in estimates for an indemnity obligation for a disposed business, retirement benefits for former directors and an environmental issue. The year 2000 results primarily reflect a $2.1 million gain on the January 2001 settlement of litigation related to the Company's investment in AV Partnership and $1.1 million of non-recurring other income from a January 2000 transaction whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, in exchange for an assumption of certain liabilities and certain indemnities related to a superfund site. In addition, the year 2000 results reflect income from reversal of reserves of $.6 million for expiring home warranties and the full recognition of deferred income of $.5 million on the 1996 land sale to the Fairbanks Highlands joint venture.

        For the years ended December 31, 2000 and 2001, pursuant to Fresh-Start Reporting, deferred income tax provisions of $4.2 and $3.8 million, respectively, are reflected in the statement of operations, while equivalent tax benefits from the reduction in the valuation allowance for utilization of pre-reorganization NOLs are reflected by increasing the Company's capital in excess of par value. During the year ended December 31, 2001, the Company also recorded reductions in contingent tax liabilities totaling $5.5 million, creating equivalent tax benefits, partially offset by other tax provision items (see Note 9 to the Financial Statements).

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

        The increase in other income, net from $2.6 million in the 1999 period to $4.3 million for the year ended December 31, 2000 primarily reflects the January 2000 transaction with the Township, the settlement of AV Partnership litigation, expiring home warranties and recognition of deferred profit in 2000 from the 1996 sale of the Fairbanks property, all described above. These increases were partially offset by the absence in 2000 of non-recurring income from a change in estimate for an indemnity obligation on a disposed business, recovery of legal expenses related to settled construction defects litigation and a reduction in interest income due to lower cash balances.

        The benefit for deferred income taxes for the year ended December 31, 1999 was offset by a corresponding valuation allowance. For the year ended December 31, 2000, pursuant to Fresh-Start reporting, a deferred income tax provision of $4.2 million is reflected in the statement of operations, while the offsetting realization of a tax benefit from reduction in the valuation allowance for utilization of pre-reorganization NOLs is reflected by increasing the Company's capital in excess of par value.

        Gain from discontinued operations for the 1999 period reflects income tax refunds for overpayment of 1998 alternative minimum taxes.

        Safe Harbor, Statement Under the Private Securities Litigation Reform Act of 1995.    Certain of the foregoing information contains forward-looking statements that relate to future events or the Company's future financial performance. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company's principal asset, the Bolsa Chica Mesa), the Company's ability to continue relationships with current or future partners, the Company's ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition, the condition and adequacy of the Company's properties, the Company's ability to estimate cash flow projections due to uncertainties in valuing real property and market conditions generally, the Company's ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities, the future condition of the real estate market in Southern California, market risk exposure with respect to the Company's short-term equity investments, the Company's ability to maintain profitable operations, and other statements contained herein that are not historical facts.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders

of California Coastal Communities, Inc.:

        We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the Company carries its land held for future development at cost, with write-downs to fair value in the event of impairment. The value estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 5, the development of the Company's Bolsa Chica project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates as well as the project's carrying value.

Deloitte & Touche LLP

Costa Mesa, California

March 15, 2002

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2000	2001
	(In Millions)
ASSETS
Cash and cash equivalents	$6.9	$8.7
Short-term investments	—	7.5
Restricted cash	1.9	1.5
Real estate held for current development or sale	21.4	14.0
Land held for future development	142.0	147.3
Other assets	6.5	1.4

	$178.7	$180.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$3.9	$3.1
Project debt	9.0	3.1
Other liabilities	23.2	15.2

Total liabilities	36.1	21.4

Commitments and Contingencies
Stockholders' equity:
Common Stock—$.05 par value; 18,000,000 and 11,000,000 shares authorized, respectively; 10,058,589 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 18,000,000 and 11,000,000 shares authorized, respectively; no shares outstanding	—	—
Capital in excess of par value	134.4	139.8
Retained earnings	7.7	18.8
Accumulated other comprehensive income (loss)	—	(.1)

Total stockholders' equity	142.6	159.0

	$178.7	$180.4

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	1999	2000	2001
	(In Millions Except Per Share Amounts)
Revenues	$—	$23.0	$39.0
Cost of sales	—	18.2	32.9

Gross operating profit	—	4.8	6.1
Selling, general and administrative expenses	3.5	3.4	3.2
Interest expense	.8	.3	.3
Income from unconsolidated joint ventures	—	(4.5)	(3.7)
Other income, net	(2.6)	(4.3)	(3.8)

Income (loss) from continuing operations before income taxes	(1.7)	9.9	10.1
Provision (benefit) for income taxes	.1	4.3	(1.0)

Income (loss) from continuing operations	(1.8)	5.6	11.1
Discontinued operations:
Gain on disposition, net of income taxes of ($.2), $0 and $0, respectively	.2	—	—

Net income (loss)	$(1.6)	$5.6	$11.1
Other comprehensive income (loss):
Unrealized gain on short-term investments	—	—	1.3
Minimum pension liability adjustment	—	—	(1.4)

	—	—	(.1)

Comprehensive income (loss)	$(1.6)	$5.6	$11.0

Net earnings (loss) per common share-basic and diluted:
Continuing operations	$(.17)	$.55	$1.10
Discontinued operations	.02	—	—

Net earnings (loss) per common share-basic and diluted	$(.15)	$.55	$1.10

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000	2001
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1.6)	$5.6	$11.1
Adjustments to reconcile to cash provided by (used in) operating activities:
Non-cash interest expense	.5	.3	.3
Interest income on restricted cash	(.2)	—	—
Deferred income taxes	—	4.2	4.1
Gains on real estate sales	—	(4.8)	(6.1)
Proceeds from real estate sales, net	—	22.5	38.4
Gain on receipt of securities from demutualization of insurance company	—	—	(6.2)
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(8.6)	(24.0)	(24.9)
Investment in land held for future development	(2.5)	(5.5)	(5.3)
Decrease (increase) in other assets	1.0	(.4)	4.2
Decrease in accounts payable, accrued and other liabilities	(2.3)	(2.9)	(8.3)

Cash provided by (used in) operating activities	(13.7)	(5.0)	7.3

Cash flows from investing activities:
Purchase of short-term investments	(3.0)	—	—
Maturity of short-term investments	—	3.0	—

Cash provided by (used in) investing activities	(3.0)	3.0	—

Cash flows from financing activities:
Borrowings of project debt	7.4	18.2	9.6
Repayments of project debt	—	(16.6)	(15.5)
Deposit of restricted cash	(3.2)	—	—
Release of restricted cash	—	1.5	.4
Repurchases of common stock	(8.3)	—	—

Cash provided by (used in) financing activities	(4.1)	3.1	(5.5)

Net increase (decrease) in cash and cash equivalents	(20.8)	1.1	1.8
Cash and cash equivalents—beginning of year	26.6	5.8	6.9

Cash and cash equivalents—end of year	$5.8	$6.9	$8.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$1.2	$(.2)	$.3
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on short-term investments recorded as other comprehensive income (loss)	—	—	1.3
Minimum pension liability adjustment recorded as other comprehensive income (loss)	—	—	(1.4)
Utilization of pre-Reorganization net operating losses to offset federal tax liabilities, credited to stockholders' equity	—	—	1.6

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Millions)
Balance at January 1, 1999	$.6	$138.4	$3.7	$—	$142.7
Net loss	—	—	(1.6)	—	(1.6)
Stock repurchases	(.1)	(8.2)	—	—	(8.3)

Balance December 31, 1999	.5	130.2	2.1	—	132.8
Net income	—	—	5.6	—	5.6
Utilization of pre-reorganization net operating losses	—	4.2	—	—	4.2

Balance December 31, 2000	.5	134.4	7.7	—	142.6
Net income	—	—	11.1	—	11.1
Other comprehensive income (loss)	—	—	—	(.1)	(.1)
Utilization of pre-reorganization net operating losses	—	5.4	—	—	5.4

Balance December 31, 2001	$.5	$139.8	$18.8	$(.1)	$159.0

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

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

        On July 16, 1992, a subsidiary of Henley Properties merged with and into Henley Group (the "Merger") and Henley Group became a wholly owned subsidiary of Henley Properties. In the Merger, Henley Properties, through its Henley Group subsidiary, received net assets having a book value as of July 16, 1992 of approximately $45.3 million. In connection with the Merger, Henley Properties was renamed The Bolsa Chica Company.

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

        On April 30, 1998, the Company sold its commercial development business. Immediately following the sale, Koll Real Estate Group, Inc. was renamed California Coastal Communities, Inc.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2—Significant Accounting Policies

  Cash and Cash Equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  Restricted Cash

        Restricted cash as of December 31, 2001 consists of cash equivalents held as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

  Short-term Investments

        Short-term investments consist of equity securities classified as available-for-sale. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company is exposed to equity price risk on its short-term investments in publicly traded equity securities. As of December 31, 2001, these investments are comprised solely of common stock in a large public insurance company received as demutualization proceeds in December 2001. The Company has not attempted to reduce or eliminate its exposure on these securities.

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

  Impairment of Long-Lived Assets

        The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 121, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (see Note 3). Following the California Coastal Commission's November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company's 208-acre Bolsa Chica Mesa (see Note 5), the Company evaluated this asset's carrying value. The Company updated its analysis as of December 31, 2001. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company's additional 242 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

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

  Recognition of Revenues

        Sales are recorded using the full accrual method when title to the real estate sold passes to the buyer and the buyer has made an adequate financial commitment. When it is determined that the earnings process is not complete, income is deferred using the installment or cost recovery methods of accounting.

  Earnings (Loss) Per Common Share

        The weighted average common shares outstanding was 10.1 for the years ended December 31, 2000 and 2001, respectively. Earnings (loss) per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

  Other Comprehensive Income (Loss)

        Other comprehensive income (loss) items under SFAS No. 130 are transactions recorded in stockholders' equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive income (loss) are disclosed in the consolidated statements of operations without tax effect due to the Company's net operating loss (NOL) carryforwards.

  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets. "SFAS No. 141 was effective after June 30, 2001 and SFAS 142 was effective January, 2002. The new standards are not expected to have a significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. This new standard is not expected to have a significant impact on the Company's financial statements.

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. This new standard is not expected to have a significant impact on the Company's financial statements.

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

Note 3—Recapitalization

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

        The Recapitalization provided for a restructuring of the Company's capital structure. The only impaired parties under the Recapitalization were the holders of (a) the Company's 12% Senior Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Senior Debentures"), (b) the Company's 12% Subordinated Pay-In-Kind Debentures due March 15, 2002 ("Subordinated Debentures") (collectively, the "Debentures"), (c) liquidated, non-contingent claims, and (d) equity securities of the Company. The prepackaged plan did not alter the Company's obligations to its other creditors, including its trade creditors, customers, employees, holders of contingent and unliquidated claims, holders of guaranty claims, and parties to contracts with the Company. Under the Recapitalization, Senior Debenture holders and Subordinated Debenture holders received 56 shares and 28 shares, respectively, for each $1,000 of principal amount of their Debentures outstanding as of March 15, 1997, and holders of liquidated, non-contingent claims received 56 shares for each $1,000 of their claims (all after consolidation of all outstanding shares of preferred and common stock into a single class of newly issued common stock and a reverse split transaction).

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

Note 4—Acquisition

        In November 1994, the Company acquired the stock of Kathryn G. Thompson Company ("KGTC") and related assets. The principal activities of the acquired business, now known as Hearthside Homes, Inc., are residential land development and homebuilding, focusing on the entry-level and move-up market segments. The principal project of the business, at the time of the acquisition, was a 49% general partnership interest in a 230-acre project planned for approximately 1,200 residential units in Aliso Viejo in southern Orange County ("AV Partnership"). In addition to third-party construction project financing, the partnership owed a significant amount of participating mortgages with preference to the Company's equity interest. These mortgages, held by the entity's other 49% general partner, gave that partner a controlling interest, and limited the Company's 49% interest to a non-controlling one and therefore the equity method of accounting was used to account for the partnership investment.

        In accordance with the equity method of accounting, the Company's initial investment in the partnership was reduced by its share of partnership losses as incurred, with offsetting allowances recorded to reflect the limitation of the Company's obligation to fund losses. Accordingly, the Company's 1999 results of operations reflect only accrued interest on the capital contribution notes due to the partnership, as the Company's net investment in AV Partnership was $0. The partnership was dissolved in 2001 at no gain or loss to the Company.

        In connection with the acquisition of the partnership interest, the Company guaranteed approximately $4.8 million principal amount of capital contribution notes due to AV Partnership. In 1999, the Company disputed the enforceability of the guarantee, and the Company and the partnership commenced litigation regarding the enforceability of the guarantee. On January 25, 2001, the Company entered into a court-approved litigation settlement regarding its AV Partnership investment and related contribution notes payable to the partnership. In settlement of the contribution notes payable, the

Company paid $3.75 million and indemnified its former partner with respect to any long-term home warranty matters and any future construction defects claims, estimated to be approximately $1.0 million, regarding 1,202 homes built by the Company's subsidiary under contract to the joint venture. The Company had provided a reserve for the notes, including accrued interest thereon, through the original maturity date, of $7.1 million at December 31, 1999. As a result of this settlement, the Company recognized other income of $2.1 million for the year ended December 31, 2000.

        Summarized financial information of AV Partnership is presented below at December 31, 2000 and for the years ended December 31, 1999 and 2000 (in millions, except home closings):

	1999	2000
Balance Sheet Data:
Total assets		$1.7
Total project debt and other liabilities		(14.9)

Partners' deficit		$(13.2)

Statement of Operations Data:
Revenues	$46.5	$18.9
Expenses	(44.9)	(23.7)

Net income (loss)	$1.6	$(4.8)

Home Closings	156	71

Note 5—Land Held for Future Development

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

        On November 16, 2000, in response to the April 1999 Court of Appeal's decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the upper bench of the Bolsa Chica Mesa (the "Upper Mesa"). The Coastal Commission's latest suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa

(the "Lower Mesa"). On May 8, 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company filed a complaint in Orange County Superior Court challenging the Coastal Commission's November 2000 decision to substantially change the previously approved LCP. On February 28, 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. The Company's complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The complaint also includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions.

        On August 31, 2001, the San Diego Superior court ruled in the Company's favor following a hearing on the Coastal Commission's legal challenge to the Company's complaint. The court's ruling allows the Company to continue its challenge to the Commission's November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission's recommendation that the Lower Mesa not be developed. The court's August 31, 2001 ruling initially upheld the Coastal Commission's challenge to the portion of the complaint which includes causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. However, after the Company amended its complaint, the San Diego Superior Court ruled in favor of the Company on January 30, 2002 and denied the California Coastal Commission's legal challenge against this portion of the Company's complaint. The Coastal Commission's subsequent appeal of this ruling was denied by the Court of Appeals on March 15, 2002. As a result, the case is currently expected to be set for hearing on the merits sometime in the second half of this year; however, due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

        While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. After review of environmental, economic, marketing, construction and political considerations, the Company applied to the County of Orange in August 2001 for permits to build single-family homes on the Upper Mesa. The County of Orange Planning Commission is expected to hold a public hearing during the second quarter of 2002 regarding the site plan for development of 378 homes on the Upper Mesa. The planned community on the Upper Mesa is expected to offer a broad mix of single-family home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan will also require approval by the Coastal Commission. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

        Upon completion of the Company's recapitalization (the "Recapitalization") as discussed in Note 3, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company's stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis as of December 31, 2001. In accordance with the Company's policy described in Note 2—Impairment of Long-Lived Assets and based upon the Company's assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

        The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company's homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company's land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company's Bolsa Chica Mesa project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project's carrying value.

Note 6—Investments in Unconsolidated Joint Ventures

        The Company's investments in unconsolidated joint ventures represent a significant portion of its other assets. These joint ventures are 50% or less owned and, accordingly are accounted for using the equity method and are not consolidated with the Company's consolidated financial statements. The Company's former investment in AV Partnership is described in Note 4, along with condensed financial information. Condensed financial information regarding the Company's investment in the 93-home Fairbanks Highlands joint venture (San Diego, California) and its investment in a residential loan production partnership with a major commercial bank are summarized as follows (in millions, except home closings):

	1999	2000	2001
Balance Sheet Data:
Total assets		$26.2	$4.0
Total project debt and other liabilities		(6.2)	(1.4)

Venturers' capital		$20.0	$2.6

Statement of Operations Data:
Revenues	$—	$61.8	$51.2
Expenses	(.4)	(47.0)	(40.2)

Net income (loss)	$(.4)	$14.8	$11.0

Home closings	—	53	36

        During 2000 and 2001, the Company received $3.6 million and $7.2 million, respectively, in aggregate cash distributions from the Fairbanks Highlands joint venture and $.1 million in 2001 from the residential loan production partnership.

Note 7—Project Debt

        In January and April 2001, Signal Landmark, a consolidated subsidiary, made final repayments on earlier construction loans on the Rancho San Pasqual project in Escondido, California and the Sandover project in Huntington Beach, California, respectively. In March 2001, Signal Landmark entered into a new construction loan agreement with a commercial bank to finance construction of final phases and the model homes at the Company's 112-home Rancho San Pasqual. The Company borrowed and fully repaid approximately $5.7 million under this $6 million loan facility. The final repayment was made from proceeds upon the sale of homes in July 2001. The obligation was secured by a deed of trust on the Rancho San Pasqual project and required principal repayments upon the sale of homes.

        In conjunction with the July 20, 2001 acquisition of 83 single-family residential lots in North Corona, California, the Company's homebuilding subsidiary, Hearthside Homes, Inc., entered into a construction loan agreement with a commercial bank to finance the project. The $10.9 million loan facility is secured by a deed of trust on the North Corona project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (5.5% at December 31, 2001) and matures on July 19, 2002. As of December 31, 2001, approximately $3.1 million had been drawn under this facility.

        For the years ended December 31, 2000 and 2001, approximately $1.0 million and approximately $.3 million, respectively, of construction period interest was capitalized to projects in the construction stage.

Note 8—Other Liabilities

        Other liabilities were comprised of the following as of December 31 (in millions):

	2000	2001
Net deferred taxes and other tax liabilities	$13.6	$6.8
Accrued pensions and benefits	2.8	3.7
Obligation on capital contribution notes	3.7	—
Home warranty reserves	1.2	1.2
Accrued indemnity and other contingent obligations	3.5	4.9
Unamortized discount	(1.6)	(1.4)

	$23.2	$15.2

        The decrease in net deferred taxes and other tax liabilities reflects resolution of certain contingent liabilities described in Note 9. The decrease in the obligation on capital contribution notes reflects the litigation settlement described in Note 4. Accrued indemnity obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contractual indemnity obligations for disposed businesses unrelated to the Company's current operations. The indemnities cover certain known and unidentified potential claims by third parties including, but not limited to, health-related issues claimed to be caused in connection with work in facilities with which the disposed business were connected.

Note 9—Income Taxes

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

        The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The federal NOLs available as of December 31, 2001 are approximately $188 million, including pre-Reorganization NOLs of approximately $175 million, after reflecting activity subsequent to

September 2, 1997 and the settlement with the IRS discussed below. The amount of NOLs which expire if not utilized is $13 million, $20 million and $155 million for 2005, 2006 and thereafter, respectively.

        The Company remains subject to the general rules regarding a change of ownership under Section 382 of the Code, which limit the availability of NOLs if an ownership change occurs within any three-year period. If the Company were to experience another ownership change, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company's repurchase of an aggregate of approximately 1.4 million shares in June 1999, it has experienced a three-year cumulative ownership shift as computed in accordance with Section 382 of approximately 20%.

        In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its tax loss carryforwards. Since the Company's use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company's majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company's common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company's ability to use its NOLs. While these amendments reduced the Company's risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

        The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2000	2001
Deferred tax assets:
Real estate held for development or sale and real estate joint ventures (due to asset revaluations and interest capitalized for tax purposes)	$.5	$—
Accruals/reserves not deductible until paid	2.9	4.5
Net operating loss and alternative minimum tax credit carryforwards	69.6	66.3
State income tax provisions deductible when paid for Federal tax purposes	1.4	1.3
Valuation allowance	(56.4)	(54.1)

	$18.0	$18.0

	2000	2001
Deferred tax liabilities:
Land held for future development (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	$19.4	$19.0
Unrealized gain on securities	—	2.7
Other	2.6	.6

	$22.0	$22.3

        The Company has established a valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company's operations. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. Recognition of tax benefits from future potential reductions in valuation allowances attributable to any utilization of pre-Reorganization NOLs would be excluded from results of operations and credited to capital in excess of par value. The portion of the valuation allowance allocated to pre-Reorganization NOLs is approximately $49.0 million as of December 31, 2001.

        Net deferred tax liabilities at December 31, 2000 and 2001 are primarily comprised of state net deferred tax liabilities and are included in other liabilities.

Note 9—Income Taxes (Continued)

        The following is a summary of the income tax provision (benefit) applicable to income (loss) from continuing operations for the years ended December 31 (in millions):

	1999	2000	2001
Income Tax Provision (benefit):
Current taxes	$.1	$.1	$.4
Deferred taxes	—	—	.3
Deferred taxes—equivalent amount credited to capital in excess of par value	—	4.2	3.8
Reduction in contingent tax liabilities	—	—	(5.5)

	$.1	$4.3	$(1.0)

        The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	1999	2000	2001
Provision (benefit) for income taxes at statutory rate	$(.6)	$3.5	$3.5
State income taxes, net	.1	.7	.4
Reduction in contingent tax liabilities	—	—	(5.5)
Increase in federal valuation allowance	.6	—	.7
All other items, net	—	.1	(.1)

	$.1	$4.3	$(1.0)

        For the years ended December 31, 2000 and 2001, pursuant to Fresh-Start reporting, deferred income tax provisions of $4.2 million and $4.1 million are reflected in the statement of operations. The realization of a tax benefit from utilization of pre-Reorganization NOL, through a reduction in the valuation allowance, is reflected by increasing the Company's capital in excess of par value by $4.2 million and $3.8 million in 2000 and 2001, respectively.

Tax Matters

        In 1995, the Internal Revenue Service ("IRS") proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, could have resulted in Federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which included $280,000 of tax and $479,000 of interest through January 1999), net of the Company's refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company's NOL carryforwards were disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. In June 2001, the Company received a refund of $28,000, including interest, indicating acceptance by the IRS of the refund claim. Accordingly, pursuant to Fresh-Start Reporting, the Company recorded utilization of approximately $1.6 million of pre-Reorganization NOL, resulting in an equivalent amount credited to capital in excess of par value.

        The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a negative material impact on the Company's financial statements. Certain of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company's exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income tax exposure, the Company reduced its reserves by approximately $3.2 million and $2.3 million in the second and fourth quarters of 2001, respectively. The reduction in contingent liabilities is reflected in the income tax provision (benefit).

Note 10—Commitments and Contingencies

Legal Proceedings

        See Note 5 for a discussion of pending litigation relating to the California Coastal Commission's decision to prohibit development on the Lower Mesa of Bolsa Chica.

        There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

Lease Obligations

        For the years ended December 31, 1999, 2000 and 2001 the Company incurred rents of approximately $115 thousand, $234 thousand and $241 thousand, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2002, 2003 and 2004 are approximately $131 thousand, $139 thousand and $229 thousand, respectively, and thereafter such amounts are zero.

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

Note 11—Retirement Plans

        The Company adopted a retirement savings plan effective January 1, 2000 pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. Prior to January 1, 2000, the Company participated in a similar plan sponsored by a former affiliate. All participants in the previous plan were allowed to transfer their balances to the Company sponsored plan effective January 1, 2000. The new plan provides for certain matching contributions by the Company for non-highly compensated employees, as defined in the Internal Revenue Code, which commenced in January 2000. Plan participants are immediately vested in their own contributions.

        The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	1999	2000	2001
Service cost	$—	$—	$—
Interest cost	.3	.4	.4
Expected return on assets	(.5)	(.6)	(.4)
Net amortization and deferral	—	—	—

Net periodic pension income	$(.2)	$(.2)	$—

        The development of the projected benefit obligation for the plan at December 31, 2000 and 2001 is based on the following assumptions: a discount rate of 7.5% and 6% for 2000 and 2001, respectively and an expected long-term rate of return on assets of 9% and 7% for 2000 and 2001, respectively. The change in these assumptions from 2000 to 2001 resulted in a $.7 million increase in the benefit obligation, as set forth in the table below. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents.

        The funded status and accrued pension cost at December 31, 2000 and 2001 for the defined benefit plan were as follows (in millions):

	2000	2001
Benefit obligation:
Benefit obligation at beginning of year	$4.8	$4.8
Service cost	—	—
Interest cost	.4	.4
Actuarial (gain) loss	.1	.4
Change in assumptions	—	.7
Benefits paid	(.5)	(.5)

Benefit obligation at end of year	$4.8	$5.8

Plan assets:
Fair value of plan assets at end of prior year	$6.3	$6.1
Net return on plan assets	.3	(.3)
Benefits paid	(.5)	(.5)

Fair value of plan assets at end of year	$6.1	$5.3

Funded status	$1.3	$(.5)
Unrecognized net actuarial (gain) loss	(.4)	1.4

Prepaid benefit cost	.9	.9
Additional minimum liability charged to other comprehensive income (loss)	—	(1.4)

Prepaid benefit cost (accrued benefit liability)	$.9	$(.5)

Note 12—Capital Stock

Common Stock

        In June 1999, the Company repurchased an aggregate of 1,419,021 shares at an average cost of $5.85 per share or approximately $8.3 million in (i) an unsolicited private transaction and (ii) a reverse and a forward split transaction, which cashed out holders of less than 100 shares as of June 18, 1999, as approved by the Company's stockholders at the 1999 Annual Meeting.

        On October 14, 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $188 million of NOLs (see Note 9). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders.

        At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares.

Warrants

        In December 1999, the Company issued warrants for an aggregate of 48,000 shares to two consultants in partial compensation for their services. The warrants were issued with exercise prices at market prices, averaging $6.92 per share, and vested after one year. The warrants remain exercisable through December 2003. The fair value of the warrants is not material to the financial statements.

Note 13—Stock Plans

1993 Stock Option/Stock Issuance Plan

        The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board. On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Company's Board of Directors authorized the grant of stock options for 759,984 shares, equivalent at that time to 6% of the Company's fully diluted equity, for certain directors and officers.

        In 1998, options for 569,988 shares were terminated in connection with the Company's sale of its commercial development business and new options for 295,000 shares were granted. During 1999, options aggregating 270,000 shares were issued to certain officers and directors of the Company and its subsidiaries. These options have a term of ten years and vested 50% after one year and the remaining 50% after two years.

        In May 2001, all outstanding options to purchase an aggregate of 754,996 shares of the Company's common stock were re-priced to $4.50 per share, which represented a premium of approximately 12.5% above the average closing price over the previous 30 days. The shares, which were granted to certain directors and officers, carried previous exercise prices of $9.25 per share on 484,996 options granted in 1997 and 1998, and $7.00 per share on 270,000 options granted in 1999. In accordance with Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" the modification of the options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option price and the quoted market price of the Company shares. Future increases in the fair value of the Company's common stock above $4.50 per share would result in compensation expense. At December 31, 2001, the options had a weighted-average remaining life of 6.8 years.

        A summary of the status of the Company's stock option plan as of December 31, 2001 follows:

Options Outstanding	Number of Options	Weighted-Average Exercise Price
Options fully vested and exercisable at December 31, 2001	754,996	$4.50
Options available for future grants at December 31, 2001	4,988

        The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards. The fair value of the options granted in 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 27%, risk-free interest rate of 6.24%, and an expected life of 3 years. The fair value of the options granted was estimated to be $.5 million ($1.85 per option) for options granted in 1999. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", 1999, 2000 and 2001 net income (loss) would have been as follows (in millions, except per share amounts):

	1999		2000		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) from
Continuing operations	$(1.8)	$(2.4)	$5.6	$5.1	$11.1	$10.9
Discontinued operations	.2	.2	—	—	—	—

Net income (loss)	$(1.6)	$(2.2)	$5.6	$5.1	$11.1	$10.9

Earnings (loss) per share-basic:
Continuing operations	$(.17)	$(.22)	$.55	$.50	$1.10	$1.08
Discontinued operations	.02	.02	—	—	—	—

Net earnings (loss) per common share	$(.15)	$(.20)	$.55	$.50	$1.10	$1.08

Note 14—Unaudited Quarterly Financial Information

        The following is a summary of quarterly financial information for 2000 and 2001 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2001
Revenues(a)	$12.0	$13.3	$7.4	$6.3	$39.0
Cost of sales	10.0	11.4	5.9	5.6	32.9
Gross operating profit	2.0	1.9	1.5	.7	6.1
Net income(b)	1.1	4.4	1.0	4.6	11.1
Other comprehensive income (loss)	—	—	—	(.1)	(.1)
Earnings per common share	$.11	$.44	$.10	$.45	$1.10
Weighted-average common shares outstanding	10.1	10.1	10.1	10.1	10.1
	First	Second	Third	Fourth	Full Year
2000
Revenues(a)	$—	$7.4	$7.1	$8.5	$23.0
Cost of sales	—	5.8	5.6	6.8	18.2
Gross operating profit	—	1.6	1.5	1.7	4.8
Net income(c)	.4	1.1	1.0	3.1	5.6
Earnings per common share	$.04	$.11	$.10	$.31	$.55
Weighted-average common shares outstanding	10.1	10.1	10.1	10.1	10.1

(a)
The Company recorded revenues from the deliveries of 90 and 62 homes, respectively, in 2001 and 2000.

(b)
Net income for the second and fourth quarters of 2001 reflects $3.2 million and $2.3 million respectively, of tax benefit from the resolution of certain contingent tax liabilities. Net income in the fourth quarter also reflects other income, before tax, of $6.2 million from the receipt of common stock as demutualization proceeds in connection with an insurance company's demutualization and initial public offering.

(c)
Net income for the first, third and fourth quarters of 2000 reflects $1.1 million, $.6 million and $2.1 million, respectively, of other income before related tax expense from the settlement of certain other liabilities (see Notes 4 and 8).

QuickLinks

PART I
EXECUTIVE OFFICERS OF THE COMPANY
PART II
PART III
PART IV
SIGNATURES
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS