Form 10-Q
period 2002-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2002-05-15
CIK 840216

This Form 10-Q consists of 15 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0-17189

CALIFORNIA COASTAL COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0426634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization.)	Identification No.)

6 Executive Circle, Suite 250
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 250-7700

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

Yes   ☒                        No      ☐

The number of shares of Common Stock outstanding at April 30, 2002 was 10,058,589.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

                I N D E X

 CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2001	March 31, 2002
		(Unaudited)
ASSETS

Cash and cash equivalents	$8.7	$5.8
Short-term investments - available for sale	7.5	3.9
Restricted cash equivalents	1.5	1.5
Real estate held for current development or sale	14.0	14.7
Land held for future development	147.3	148.7
Other assets	1.4	4.2

	$180.4	$178.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$3.1	$2.9
Project debt	3.1	3.2
Other liabilities	15.2	13.1

Total liabilities	21.4	19.2

Commitments and contingencies

Stockholders’ equity:
Common stock	.5	.5
Capital in excess of par value	139.8	140.2
Retained earnings	18.8	19.8
Accumulated other comprehensive loss	(.1)	(.9)
Total stockholders’ equity	159.0	159.6

	$180.4	$178.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2001	2002

Revenues	$12.0	$2.9

Costs of sales	10.0	2.7

Gross operating margin	2.0	.2

Selling, general and administrative expenses	.8	1.0
Interest expense	.1	.1
Income from unconsolidated joint venture	(.6)	(.6)
Other income, net	(.2)	—

Income (loss) before income taxes	1.9	(.3)

Provision (benefit) for income taxes	.8	(1.3)

Net income	$1.1	$1.0

Other comprehensive loss:

Unrealized loss on short-term investments - available for sale	—	(.5)
Less: Reclassification adjustment for gains included in net income	—	(.3)

	—	(.8)

Total comprehensive income	$1.1	$.2

Earnings per common share - basic	$.11	$.10

Earnings per common share - diluted	$.11	$.09

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2001	2002

Cash flows from operating activities:
Net income	$1.1	$1.0
Adjustments to reconcile to cash provided by (used in) operating activities:
Non-cash interest expense	.1	.1
Deferred income taxes	.7	.3
Gains on sales of short-term investments	—	(.3)
Deferred compensation expense	—	.1
Gains on sales of real estate held for current development or sale	(2.0)	(.2)
Proceeds from asset sales, net	11.9	2.9
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(5.6)	(3.4)
Investments in land held for future development	(1.1)	(1.4)
Decrease in other assets	.9	.3
Decrease in accounts payable, accrued and other liabilities, net	(1.4)	(2.4)

Cash provided by (used in) operating activities	4.6	(3.0)

Cash flows from financing activities:
Borrowings of project debt	5.0	.1
Repayments of project debt	(7.6)	—

Cash provided by (used in) financing activities	(2.6)	.1

Net increase (decrease) in cash and cash equivalents	2.0	(2.9)

Cash and cash equivalents - beginning of period	6.9	8.7

Cash and cash equivalents - end of period	$8.9	$5.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.1	$.1

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments - available for sale recorded as other comprehensive loss	—	(.5)
Reclassification adjustment for gains included in net income	—	(.3)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

                The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

The Company completed its recapitalization (the “Recapitalization”) which became effective on September 2, 1997, pursuant to a prepackaged plan of reorganization which was confirmed by the U.S. Bankruptcy Court for the District of Delaware. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code. On the effective date of the Recapitalization, the Company adopted the provisions of Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization.

Note 2 — Significant Accounting Policies

Earnings Per Common Share

                For the three months ended March 31, 2001 and 2002, the weighted average common shares outstanding were 10.1 million. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

New Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets”. As required, the Company adopted the new standard effective January 2002. The new standard did not have a significant impact on the Company’s financial statements.

                In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted this new standard effective January 2002, which did not have a significant impact on the Company’s financial statements.

                Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. As required, the Company adopted this new standard in January 2002, which did not have a significant impact on the Company’s financial statements.

Impairment of Long-Lived Assets

                The Company assesses the impairment of land held for future development and other long-lived assets in accordance with SFAS No. 144, which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) and the carrying value of real estate properties was adjusted to fair value (see Note 1). Following the California Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company’s 208-acre Bolsa Chica Mesa (see Note 4), the Company evaluated this asset’s carrying value. The Company updated its analysis as of December 31, 2001. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company’s additional 242 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

Note 3 — Restricted Cash Equivalents

                Restricted cash equivalents as of March 31, 2002 reflects a mortgage-backed security recorded at amortized cost, maturing in April 2002.  The security is provided as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

Note 4 - Land Held for Future Development

                The Company owns approximately 350 acreslocated in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company’s holdings include 208 acres on a mesa north of the Bolsa Chica wetlands (“Bolsa Chica Mesa”), approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands which were acquired by the Company in September 1997.

                A Local Coastal Program (“LCP”) for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the “Coastal Commission”) in January 1996. In October 1997, in response to a trial court decision in connection with a lawsuit which challenged the 1996 approvals of the Coastal Commission (the “Coastal Act Lawsuit”), the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on the Bolsa Chica Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission’s suggested modifications.

                On November 16, 2000, in response to the April 1999 Court of Appeal’s decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the upper bench of the Bolsa Chica Mesa (the “Upper Mesa”). The Coastal Commission’s latest suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the “Lower Mesa”). On May 8, 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission’s suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission’s suggested modifications would remove 140 acres of viable residentially-zoned land from the County’s plan.

                In January 2001, the Company filed a complaint in Orange County Superior Court challenging the Coastal Commission’s November 2000 decision to substantially change the previously approved LCP. On February 28, 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission.  The Company’s complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The complaint also includes causes of action for violation of the Company’s constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions.

                On August 31, 2001, the San Diego Superior court ruled in the Company’s favor following a hearing on the Coastal Commission’s legal challenge to the Company’s complaint. The court’s ruling allows the Company to continue its challenge to the Commission’s November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. The court’s August 31, 2001 ruling initially upheld the Coastal Commission’s challenge to the portion of the complaint which includes causes of action for violation of the Company’s constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. However, after the Company amended its complaint, the San Diego Superior Court ruled in favor of the Company on January 30, 2002 and denied the California Coastal Commission’s legal challenge against this portion of the Company’s complaint. The Coastal Commission’s subsequent appeal of this ruling was denied by the Court of Appeals on March 15, 2002. As a result, the case is currently expected to be set for hearing on the merits sometime in the second half of this year; however, due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

                While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan will also require approval by the Coastal Commission. The Company currently expects to present this plan to the Coastal Commission later this year or early next year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

                Upon completion of the Company’s recapitalization (the “Recapitalization”) as discussed in Note 1, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company’s stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis as of December 31, 2001. In accordance with the Company’s policy described in Note 2 — Impairment of Long-Lived Assets and based upon the Company’s assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

                The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company’s homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company’s land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company’s Bolsa Chica Mesa project is dependent upon various governmental approvals, results of litigation and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Note 5 - Project Debt

                In conjunction with the July 20, 2001 acquisition of 83 single-family residential lots in North Corona, California, the Company’s homebuilding subsidiary, Hearthside Homes, Inc., entered into a construction loan agreement with a commercial bank to finance the project. The $10.9 million loan facility is secured by a deed of trust on the North Corona project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (5.5% at March 31, 2002) and matures on July 19, 2002 unless extended for six months, at the Company’s option.  As of March 31, 2002, approximately $3.2 million had been drawn under this facility.

                The Company has received loan approval from a commercial bank to finance the majority of the Company’s April 23, 2002 acquisition of 36 lots near the city of Riverside and related home construction. The $7.8 million loan facility is expected to be completed during the second quarter at comparable terms to the Company’s North Corona loan.

                Less than $.1 million of construction period interest was capitalized to projects in the construction stage for the three months ended March 31, 2001 and 2002.

Note 6 — Income Taxes

                The following is a summary of the tax provision (benefit):

	Three Months Ended
	March 31,
	2001	2002
Current taxes	$.1	$(.2)
Deferred taxes	—	(.2)
Deferred taxes — equivalent amount credited to capital in excess of par value	.7	—
Reduction in contingent tax liabilities	—	(.9)
Provision (benefit) for income taxes	$.8	$(1.3)

                During the 2001 period, the tax provision consists of federal and state taxes (primarily alternative minimum taxes). A deferred income tax provision is reflected in the statement of operations, while an equivalent tax benefit from utilization of pre-Reorganization net operating losses (“NOLs”), through a reduction in the valuation allowance, is reflected by increasing the Company’s capital in excess of par value, pursuant to Fresh-Start Reporting. The income tax benefit in the 2002 period reflects a $.9 million reduction in reserves for estimated state income taxes discussed below, reversal of $.2 million of alternative minimum taxes payable due to a change in the federal income tax law enacted in the current quarter and a $.2 million tax benefit from a reduction in the deferred tax asset valuation allowance on post-Reorganization state NOLs.

                The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of March 31, 2002 were approximately $185 million. The amount of NOLs which expire if not utilized is $10 million, $20 million and $155 million for 2005, 2006 and thereafter, respectively.

                In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in October 1999 in order to preserve the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

                During April 2002, following reduction of the cumulative ownership shift, as computed in accordance with Section 382, to below 20% due to the passage of time since certain stockholder transactions, the Company’s Board of Directors authorized an investor to purchase over 5% of the Company’s common stock. On April 25, 2002, this investor reported that it had become a 5% holder. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, and the Company’s repurchase of an aggregate of approximately 1.4 million shares in June 1999, it has experienced a three-year cumulative ownership shift of approximately 22%.

                In 1995, the Internal Revenue Service (“IRS”) proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS could have resulted in federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999 the Company paid $759,000 (which included $280,000 of tax and $479,000 of interest through January 1999), net of the Company’s refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement approximately $10 million of the Company’s NOL carryforwards were disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. In June 2001, the Company received a refund of $28,000, including interest, indicating acceptance by the IRS of the refund claim. Accordingly, pursuant to Fresh-Start Reporting, the Company recorded utilization of approximately $1.6 million of pre-Reorganization NOL, through a reduction in the valuation allowance, resulting in an equivalent amount credited to capital in excess of par value, during the second quarter of 2001.

                The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a negative material impact on the Company’s financial statements. Certain of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income taxes, the Company reduced its reserves by approximately $3.2 million and $2.3 million in the second and fourth quarters of 2001, respectively, and by approximately $.9 million during the first quarter of 2002. The reduction in contingent liabilities is reflected as an income tax (benefit).

Note 7 — Stock Plans

                In accordance with Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the May 2001 modification of stock options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option exercise price and the quoted market price of the Company shares. Accordingly, based upon the Company’s market price of $4.69 per share at March 31, 2002 versus the option exercise price of $4.50 per share, during the current quarter the Company has recorded compensation expense of approximately $143,000. Future increases in the fair value of the Company’s common stock would result in additional compensation expense.

Note 8 — Commitments and Contingencies

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

                See Note 4 for a discussion of pending litigation relating to the California Coastal Commission’s decision to prohibit development on the Lower Mesa of Bolsa Chica.

ITEM 2 -                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2002, the Company will focus its immediate efforts to (i) obtain approval from the County of Orange and the California Coastal Commission (“Coastal Commission”) for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 4 to the Company’s Financial Statements; (ii) vigorously pursue litigation (the “Coastal Commission Lawsuit”) challenging the Coastal Commission’s November 2000 decision to prohibit development on the lower bench of the Bolsa Chica Mesa (“Lower Mesa”); and (iii) maintain profitable homebuilding operations.  However, the Company may also consider other strategic joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

                During 2001 and the first quarter of 2002, the Company generated gross operating margins and cash flows from homebuilding activities on assets other than Bolsa Chica. Following the April 23, 2002 acquisition of 36 lots in Riverside County, California, the Company currently has on-going Southern California projects in Yucaipa, North Corona and near the city of Riverside. These homebuilding projects are expected to generate significant cash flows and modest gross operating margins during the balance of 2002 and 2003. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. The Company expects its inventory may be fully developed by the second quarter of 2003, except for completion of the Riverside project. Given this limited inventory of buildable lots, the Company is striving to maintain profitable operating results for 2002 and pursuing residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2003 is dependent upon acquisition of suitable, entitled residential lots within the Southern California area and Coastal Commission approval of the Company’s development plan for the Upper Bench of the Bolsa Chica Mesa.

                Bolsa Chica is the Company’s principal asset, representing 83% of total assets at March 31, 2002. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission decision to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits for the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. This development plan will also require approval by the Coastal Commission. The Company currently expects to present this plan to the Coastal Commission later this year or early next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

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

                The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, a citizens’ initiative has submitted voters’ signatures to place a $3.4 billion bond measure on California’s November 2002 ballot entitled the “Water Security, Clean Drinking Water, Coastal and Beach Protection Act of 2002”. If sufficient voter signatures are verified by county and state officials to qualify this initiative for the November 2002 ballot, the bond initiative would include an unquantified line item for the State of California to acquire all or a part of the Bolsa Chica Mesa. The Company is in the process of evaluating the feasibility of this potential alternative. There can be no assurances that sufficient signatures will be verified to qualify the bond initiative for the November 2002 ballot; that if eligible, such a bond measure will be approved by the voters; that the Company will ever reach a mutually acceptable agreement on the price and terms of a sale of the Bolsa Chica Mesa; or that a sale transaction will ever be completed.

                Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Notes 1 and 2 to the Financial Statements, as adjusted by subsequent activity. The Company’s real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

                During the last six months of 2001 it became apparent that both the national and California economies were in a recession, and economic data for the first four months of 2002 has not yielded convincing evidence of a recovery. Therefore, there can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past year, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their effects on the economy; and (iv) potential electricity shortages and related price increases in California, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

                While low mortgage rates appear to have sustained housing demand to date, any future increase in mortgage rates would most likely slow demand for new homes. The tight supply of new homes in California has also resulted in significant price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.

                All three of the Company’s active homebuilding projects are located in the “Inland Empire” area of southern California, which includes Riverside and San Bernardino counties. The Inland Empire has experienced significant population and job growth in the past decade. Continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County. The Company is continuing to pursue lot acquisition opportunities throughout southern California.

                Chapman Heights.  The Company acquired 86 finished lots, which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and has released the first 66 homes for sale. As of May 13, 2002, closings on 42 homes were completed and 18 additional homes were in escrow.

                Providence Ranch.  In July 2001, the Company acquired 83 finished lots in the master-planned community known as Providence Ranch in Riverside County, California near North Corona. The communities of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and as of May 13, 2002, all 40 of the homes released for sale are in escrow. Deliveries are expected to begin in June 2002.

                Victoria Grove. On April 23, 2002, the Company acquired 36 finished lots from a residential builder in the master-planned community known as Victoria Grove, near the city of Riverside, in Riverside County. This well-established community is planned for a total of 855 homes. In addition, the Company is in escrow to acquire 48 additional lots for a total project of 84 homes. The Company expects to begin home construction and open for sales by the end of the second quarter of 2002.

New Accounting Pronouncements

                See Item 1, Notes to Consolidated Financial Statements

Liquidity and Capital Resources.

                The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt and internally generated cash to fund construction on the North Corona project and the recently acquired Riverside project, and is utilizing internally generated cash to fund the Yucaipa and Bolsa Chica projects. The Company’s cash on hand and cash equivalents as of March 31, 2002 were approximately $5.8 million, and $8.9 million on April 3, 2002 following the collection of proceeds from sales of short-term investments. The Company believes that its cash on hand and cash equivalents, future real estate sales proceeds, joint venture distributions, potential sales of short-term investments and funds available under its credit agreements for the North Corona and Riverside projects will be sufficient to meet anticipated cash and capital requirements, primarily project development costs for homebuilding projects and Bolsa Chica, and general and administrative expenses, for the next 12 months.

 Financial Condition

        March 31, 2002 Compared with December 31, 2001

                The $2.9 million decrease in cash and cash equivalents primarily reflects spending on project development costs, partially offset by net proceeds from sales at the Yucaipa project, and cash distributions received from the Fairbanks Highlands joint venture, as well as other activity presented in the Statements of Cash Flows.

                Restricted cash equivalents as of March 31, 2002 reflects a mortgage-backed security which is restricted as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate.

                The $3.6 million decrease in short-term investments reflects the sale of a portion of such securities for $3.1 million and an adjustment for net realized and unrealized losses of $.5 million.

                The $.7 million increase in real estate held for current development or sale reflects an aggregate of $3.4 million of infrastructure and home-building costs for the Company’s Yucaipa and Providence Ranch projects. These investments were partially offset by $2.7 million charged to cost of sales for deliveries of 12 homes at the Yucaipa project during the quarter.

                The $1.4 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during the first three months of the year.

                The $2.8 million increase in other assets primarily reflects a $3.1 million receivable for settlement of the sale of short-term investments on March 28, 2002, which was collected on April 3, 2002.  This increase was partially offset by distributions from unconsolidated joint ventures and the amortization of prepaid insurance.

                Accounts payable and accrued liabilities decreased by $.2 million, to a balance of $2.9 million as of March 31, 2002, primarily reflecting reversal of alternative minimum taxes payable due to a recent change in the federal income tax law.

                The $2.1 million decrease in other liabilities primarily reflects a tax benefit of $.9 million as a result of the reduction in reserves for estimated state income taxes, in conjunction with the Company’s periodic review of the adequacy of such reserves.  Such reserves were also reduced by a payment in January 2002 of approximately $.6 million to a state jurisdiction based upon settlement of an audit of a 1991 income tax return. In addition, net deferred taxes payable decreased by $.5 million due to a reduction in the deferred tax asset valuation allowance on tax net operating losses (“NOLs”) as a result of the Company’s periodic review of the potential utilization of NOLs.

The $.4 million increase in capital in excess of par value primarily reflects the reduction in the deferred tax asset valuation allowance on pre-Reorganization state NOLs.

Results of Operations

                The nature of the Company’s business is such that individual transactions often cause significant fluctuations in operating results from year to year.

         Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

                The Company reported revenues of $2.9 million and gross operating profit of $.2 million for the first quarter of 2002, compared with $12.0 million in revenues and gross operating profit of $2.0 million for the first quarter of 2001. Revenues in the current period reflect deliveries of 12 homes at the Company’s Yucaipa project. The comparable period of the prior year reflects deliveries of 20 homes, including nine homes at the Company’s Rancho San Pasqual project in Escondido, California, nine homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and the first two homes at the Yucaipa project. The current quarter's gross margin of 7% reflects only sales at the Yucaipa project, as compared with the prior period margin of 17% which primarily reflects sales at the Escondido and Huntington Beach projects which were carried at relatively lower land bases.

                The $.2 million increase in selling, general and administrative expenses in the current period, compared to the same period of 2001,  reflects compensation expense related to variable accounting for stock options (see Note 7 to the Company's Financial Statements).

                Income from unconsolidated joint ventures in the three months ended March 31, 2002 is comparable to that reflected in the first quarter of 2001.  The current period amount reflects the Company’s share of profits from deliveries of four homes at Fairbanks Highlands, as compared with income from deliveries of seven homes in the comparable period of last year.

                The decrease in other income, net from $.2 million in the 2001 period to approximately zero in the three months ended March 31, 2002 primarily reflects increased period costs for land held for future development, substantially offset by a gain on the sale of short-term investments in the current period.

                For the three months ended March 31, 2001, pursuant to Fresh-Start reporting, a deferred income tax provision of $.7 million is reflected in the statement of operations, while the offsetting realization of a tax benefit from utilization of pre-Reorganization NOLs, through a reduction in the valuation allowance, is reflected by increasing the Company’s capital in excess of par value. The income tax benefit in the 2002 period reflects a $.9 million reduction in reserves for estimated state income taxes discussed above, reversal of $.2 million of alternative minimum taxes payable due to a change in the federal income tax law enacted in the current quarter and a $.2 million tax benefit from a reduction in the deferred tax asset valuation allowance on post-Reorganization state NOLs.

ITEM 3 -                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company is exposed to equity price risk on its short-term investments in publicly traded equity securities. These investments, as of March 31, 2002, are comprised solely of common stock in Prudential Financial, Inc. Except for the Company’s recent sale of a portion of these securities, the Company has not attempted to reduce or eliminate its exposure on these securities. As of March 31, 2002, the fair value of the Company’s short-term investments - available for sale was $3.9 million.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

                Certain of the foregoing information contains forward-looking statements that relate to future events or the Company’s future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.  These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company’s principal asset, the Bolsa Chica Mesa), the Company’s ability to continue relationships with current or future partners, the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition, the condition and adequacy of the Company’s properties, the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property, the Company’s ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities, the future condition of the real estate market in Southern California, market risk exposure with respect to the Company’s short-term equity investments, the Company’s ability to maintain profitable operations, and other statements contained herein that are not historical facts.

PART II - OTHER INFORMATION

ITEM 1 -                Legal Proceedings

See “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6 -                Exhibits and Reports on Form 8-K

                                                None.

.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COASTAL COMMUNITIES, INC.

Date May 15, 2002	By	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer