Form 10-Q
period 2002-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2002-08-14
CIK 840216

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒                    No  ☐

The number of shares of Common Stock outstanding at July 31, 2002 was 10,058,589.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

I N D E X

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2001	June 30, 2002

ASSETS

Cash and cash equivalents	$8.7	$6.7
Short-term investments – available for sale	7.5	—
Restricted cash equivalents	1.5	—
Real estate held for current development or sale	14.0	18.3
Land held for future development	147.3	150.3
Other assets	1.4	.7

	$180.4	$176.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$3.1	$3.3
Project debt	3.1	.5
Other liabilities	15.2	11.9

Total liabilities	21.4	15.7

Commitments and contingencies

Stockholders’ equity:
Common stock	.5	.5
Capital in excess of par value	139.8	140.8
Retained earnings	18.8	20.4
Accumulated other comprehensive loss	(.1)	(1.4)
Total stockholders’ equity	159.0	160.3

	$180.4	$176.0

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Revenues	$13.3	$5.1	$25.3	$8.0

Costs of sales	11.4	4.4	21.4	7.1

Gross operating profit	1.9	.7	3.9	.9

Selling, general and administrative expenses	.9	.9	1.7	1.9
Interest expense	—	—	.1	.1
Income from unconsolidated joint ventures	(1.1)	—	(1.7)	(.6)
Other income, net	—	(.6)	(.2)	(.6)

Income before income taxes	2.1	.4	4.0	.1

Provision (benefit) for income taxes	(2.3)	(.2)	(1.5)	(1.5)

Net income	$4.4	$.6	$5.5	$1.6

Other comprehensive income (loss):

Unrealized gain on short-term investments – available for sale	—	.5	—	—
Less: Reclassification adjustment for gains included in net income	—	(1.0)	—	(1.3)

Total comprehensive income	$4.4	$.1	$5.5	$.3

Earnings per common share – basic	$.44	$.06	$.55	$.16

Earnings per common share – diluted	$.44	$.06	$.55	$.15

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2001	2002

Cash flows from operating activities:
Net income	$5.5	$1.6
Adjustments to reconcile to cash provided by (used in) operating activities:
Non-cash interest expense	.1	.1
Deferred income taxes	1.5	(.1)
Deferred compensation expense	.1	.3
Gains on sales of real estate held for current development or sale	(3.9)	(.9)
Proceeds from asset sales, net	24.9	7.9
Gains on sales of short-term investments	—	(1.2)
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(11.8)	(11.3)
Investments in land held for future development	(2.2)	(3.0)
Decrease in other assets	.9	.7
Decrease in accounts payable, accrued and other liabilities, net	(8.4)	(2.4)

Cash provided by (used in) operating activities	6.7	(8.3)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	7.4

Cash provided by investing activities	—	7.4

Cash flows from financing activities:
Borrowings of project debt	6.5	.1
Repayments of project debt	(13.2)	(2.7)
Release of restricted cash	—	1.5

Cash used in financing activities	(6.7)	(1.1)

Net increase (decrease) in cash and cash equivalents	—	(2.0)

Cash and cash equivalents - beginning of period	6.9	8.7

Cash and cash equivalents - end of period	$6.9	$6.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$.2	$.5

Supplemental disclosures of non-cash investing and financing activities:
Reclassification adjustment for gains included in net income	—	(1.3)
Utilization of pre-Reorganization net operating losses to offset tax liabilities, credited to stockholders’ equity	1.6	.7

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and the current year’s previously issued Quarterly Report on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three and six months ended June 30, 2001 and 2002, the weighted average common shares outstanding were 10.1 million. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and six months ended June 30, 2001, the exercise price of outstanding stock options and warrants exceeded the average market price of the Company’s common stock. Accordingly, no dilution is reflected in the related statements of operations for the 2001 periods. For the three and six months ended June 30, 2002, the average market price exceeded the exercise price of outstanding stock options, but not the exercise price of the outstanding warrants. Therefore, the effect of the 754,996 common shares from potential exercise of options is reflected for the 2002 periods.

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

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations—

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. As required, the Company adopted this new standard in January 2002, which did not have a significant impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development and other long-lived assets in accordance with SFAS No.144, which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization as discussed in Note 1, and the Company applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) and the carrying value of real estate properties was adjusted to fair value (see Note 1). Following the California Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company’s 208-acre Bolsa Chica mesa (see Note 3), the Company evaluated this asset’s carrying value. The Company updated its analysis as of December 31, 2001, and has noted no indicators of impairment since that date. Therefore, since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica mesa and the Company’s additional 242 acres at Bolsa Chica exceed its June 30, 2002 carrying value, there has been no impairment.

Note 3 - Land Held for Future Development

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

In November 2000, in response to the April 1999 Court of Appeal’s decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the upper bench of the Bolsa Chica Mesa (the “Upper Mesa”). The Coastal Commission’s latest suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the “Lower Mesa”). In May 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission’s suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission’s suggested modifications would remove 140 acres of viable residentially-zoned land from the County’s plan.

In January 2001, the Company filed a complaint in Orange County Superior Court challenging the Coastal Commission’s November 2000 decision to substantially change the previously approved LCP. In February 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. The Company’s complaint alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The complaint challenges the Commission’s November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. The complaint also includes causes of action for violation of the Company’s constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. After overcoming various legal challenges brought by the Coastal Commission, the Company’s case is currently scheduled for a hearing on the merits on October 15, 2002. However, due to the uncertainty of the litigation process, the Company cannot predict how long it will take to pursue its claims, or the probability for success.

While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan will also require approval by the Coastal Commission. The Company currently expects to present this plan to the Coastal Commission early next year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

Upon completion of the Company’s Recapitalization as discussed in Note 1, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company’s stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis as of December 31, 2001, and has noted no indicators of impairment since that date. Therefore, in accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets and based upon the Company’s assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

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

Note 4 - Project Debt

In conjunction with the July 2001 acquisition of 83 single-family residential lots in North Corona, California, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. ("Hearthside"), entered into a construction loan agreement with a commercial bank to finance the project. The $10.9 million loan facility is secured by a deed of trust on the North Corona project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (5.5% at June 30, 2002) and matures on October 19, 2002. As of June 30, 2002, approximately $3.2 million had been drawn under this facility, and repayments of $2.7 million had been made resulting in a balance of $.5 million.

On July 29, 2002, Hearthside entered into a construction loan agreement with a commercial bank to finance the majority of Hearthside’s April 23, 2002 acquisition of 37 lots near the city of Riverside and related home construction. The $7.8 million loan facility is secured by a deed of trust on the Riverside project and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and matures on July 29, 2003 unless extended for six months, at Hearthside’s option.

Approximately $.2 and $.1 million of construction period interest was capitalized to projects in the construction stage for the six months ended June 30, 2001 and 2002.

Note 5 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Current tax (benefit)	$.1	$.1	$.2	$(.1)
Deferred tax (benefit)	—	(.1)	—	(.3)
Deferred tax — utilization of net operating losses	.8	.2	1.5	.2
Reduction in contingent tax liabilities	(3.2)	(.4)	(3.2)	(1.3)
Provision (benefit) for income taxes	$(2.3)	$(.2)	$(1.5)	$(1.5)

The income tax benefits in all periods presented primarily reflect reductions in reserves for estimated state income taxes discussed below. In addition, for the six months ended June 30, 2002, current and deferred taxes on 2002 income are more than offset by a reversal of $.2 million of alternative minimum taxes payable due to a change in the federal income tax law enacted in the first quarter and a $.3 million deferred tax benefit, primarily from a first quarter reduction in the deferred tax asset valuation allowance on post-Reorganization state net operating losses (“NOLs”). During each of the 2001 periods the current tax provision consisted primarily of alternative minimum taxes. Reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income. Pursuant to Fresh-Start Reporting, reductions in valuation allowances on pre-Reorganization NOLs are reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of June 30, 2002 were approximately $182 million. The amount of NOLs which expire if not utilized is $7 million, $20 million and $155 million for 2005, 2006 and thereafter, respectively.

In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in October 1999 in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

During April 2002, following reduction of the cumulative ownership shift, as computed in accordance with Section 382, to below 20% due to the passage of time since certain stockholder transactions, the Company’s Board of Directors authorized an investor to purchase up to a specified number of shares which, if purchased, would result in the investor owning over 5% of the

Company’s common stock. On April 25, 2002, this investor reported that it had become a 5% holder. In June 2002, the Company’s Board of Directors authorized an additional investor to purchase up to a specified number of shares which, if purchased, would result in the investor owning over 5% of the Company’s stock. As of August 9, 2002, this investor had not reported whether it had purchased any additional shares. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 5%.

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

The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material negative impact on the Company’s financial statements. Certain of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income taxes, the Company reduced its reserves by approximately $3.2 and $2.3 million in the second and fourth quarters of 2001, respectively, and by approximately $.9 and $.4 million, respectively, during the first and second quarters of 2002. The reductions in estimated tax liabilities are reflected as income tax (benefits).

Note 6 – Stock Plans

In accordance with Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the May 2001 modification of stock options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option exercise price and the quoted market price of the Company shares. Accordingly, based upon the Company’s market price of $4.90 per share at June 30, 2002 versus the option exercise price of $4.50 per share, during the first half of 2002, the Company recorded compensation expense of approximately $.3 million, including approximately $.2 million during the current quarter. Future increases or decreases in the fair value of the Company’s common stock would result in additional or decreased compensation expense, respectively, offset by an adjustment to capital in excess of par value.

Note 7 – Commitments and Contingencies

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

See Note 3 for a discussion of pending litigation relating to the California Coastal Commission’s decision to prohibit development on the Lower Mesa of Bolsa Chica.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2002, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission (“Coastal Commission”) for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Financial Statements; (ii) vigorously pursue litigation (the “Coastal Commission Lawsuit”) challenging the Coastal Commission’s November 2000 decision to prohibit development on the lower bench of the Bolsa Chica Mesa (“Lower Mesa”); and (iii) maintain profitable homebuilding operations. However, the Company may also consider other strategic joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

During 2001 and the first six months of 2002, the Company generated gross operating margins and cash flows from homebuilding activities on assets other than Bolsa Chica. Following the 2002 acquisition of 37 lots in Riverside County, California, the Company currently has on-going southern California projects in Yucaipa, North Corona and near the city of Riverside. These homebuilding projects are expected to generate significant cash flows and modest gross operating margins during the balance of 2002 and 2003. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. The Company expects that its inventory may be fully developed by the second quarter of 2003, except for completion of the Riverside project. Given this limited inventory of buildable lots, the Company is striving to maintain profitable operating results for 2002 and pursuing residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2003 is dependent upon acquisition of suitable, entitled residential lots within the southern California area and Coastal Commission approval of the Company’s development plan for the Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 85% of total assets at June 30, 2002. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission decision to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits for the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan. This development plan will also require approval by the Coastal Commission. The Company currently expects to present this plan to the Coastal Commission early next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

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

The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, a citizens’ initiative has qualified to place a $3.4 billion bond measure on California’s November 2002 ballot known as Proposition 50 and entitled the “Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection Bonds”. The bond initiative includes an unquantified line item for the State of California to acquire all or a part of the Bolsa Chica Mesa. The Company is in the process of evaluating the feasibility of this potential alternative. There can be no assurances that such a bond measure will be approved by the voters; that the Company will ever reach a mutually acceptable agreement on the price and terms of a sale of the Bolsa Chica Mesa; or that a sale transaction will ever be completed.

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

During the last six months of 2001 it became apparent that both the national and California economies were in a recession, and economic data for the first six months of 2002 has not yielded convincing evidence of a recovery. Therefore, there can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past year, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their effects on the economy; and (iv) potential electricity shortages and related price increases in California, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

While low mortgage rates appear to have sustained housing demand to date, any future increase in mortgage rates would most likely slow demand for new homes. The tight supply of new homes in California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.

All three of the Company’s active homebuilding projects are located in the “Inland Empire” area of southern California, which includes Riverside and San Bernardino counties. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue lot acquisition opportunities throughout southern California.

Chapman Heights.  Between June 2000 and December 2001, the Company acquired 86 finished lots, which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and has released 77 homes for sale at an average price of approximately $250,000. As of August 6, 2002, closings on 55 homes were completed and 21 additional homes were in escrow.

Providence Ranch.  In July 2001, the Company acquired 83 finished lots in the master-planned community known as Providence Ranch in Riverside County, California near North Corona. The communities of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and has released 67 homes for sale at an average price of approximately $279,000. As of August 6, 2002, 18 homes had been delivered and 49 additional homes are in escrow.

Victoria Grove. In April 2002, the Company acquired 37 finished lots from a residential builder in the master-planned community known as Victoria Grove, near the city of Riverside, in Riverside County. This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 47 additional lots for a total project of 84 homes. The Company began home construction and expects to open for sales during August 2002. Home deliveries are expected to begin during the first quarter of 2003 and home prices are expected to start at approximately $266,000.

New Accounting Pronouncements

See Item 1, Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt and internally generated cash to fund construction on the North Corona project and the recently acquired Riverside project, and is utilizing internally generated cash to fund the Yucaipa and Bolsa Chica projects. As of June 30, 2002, the Company had internally financed approximately $16.0 million of investments in homebuilding projects. These projects are expected to generate approximately $20.0 million of positive cash flows during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash on hand and cash equivalents as of June 30, 2002 were approximately $6.7 million. The Company believes that its cash on hand and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements for the North Corona and Riverside projects will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and Bolsa Chica, and general and administrative expenses, for the next 12 months.

Financial Condition

June 30, 2002 Compared with December 31, 2001

The $2.0 million decrease in cash and cash equivalents primarily reflects spending on project development costs, partially offset by net proceeds from sales at the Yucaipa and Providence Ranch projects, proceeds from sales on short-term investments, and the release of restricted cash, as well as other activity presented in the Statements of Cash Flows.

Restricted cash equivalents as of December 31, 2001 reflects a mortgage-backed security which was restricted as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate. The security was released in May 2002 upon settlement of certain state tax audits.

The absence of short-term investments as of June 30, 2002 reflects the sale of all such securities held at December 31, 2001 for $7.4 million during the first half of 2002.

The $4.3 million increase in real estate held for current development or sale reflects an aggregate of $11.3 million for land acquisition at the Company’s Riverside project and for infrastructure and home-building costs for all three of the Company’s homebuilding projects. These investments were partially offset by $7.0 million charged to cost of sales for deliveries of an aggregate of 31 homes at the Yucaipa and Providence Ranch projects during the first six months of 2002.

The $3.0 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during the first six months of the year.

The $.7 million decrease in other assets primarily reflects distributions from unconsolidated joint ventures.

Accounts payable and accrued liabilities increased by $.2 million, to a balance of $3.3 million as of June 30, 2002, primarily reflecting an increase in accounts payable for construction, partially offset by the reversal of alternative minimum taxes payable due to a first quarter change in the federal income tax law.

The $3.3 million decrease in other liabilities primarily reflects reductions in tax reserves and deferred tax liabilities. An aggregate of $1.3 million of reductions in reserves for estimated state income taxes was recorded in conjunction with the Company’s periodic review of the adequacy of such reserves. Such reserves were also reduced by payments in January and May 2002 of approximately $.6 million and $.3 million, respectively to state jurisdictions based upon settlements of audits of 1991 income tax returns. In addition, net deferred taxes payable decreased by $.9 million, primarily due to reductions in the deferred tax asset valuation allowance on both pre-and post-Reorganization tax net operating losses (“NOLs”) as a result of the Company’s periodic review of the potential utilization of NOLs.

The $1.0 million increase in capital in excess of par value primarily reflects reductions of $.7 million in the deferred tax asset valuation allowances on pre-Reorganization state and federal NOLs and an amount recorded to reflect variable accounting for stock options (see Note 6).

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter to quarter and from year to year.

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

The Company reported revenues of $5.1 million and gross operating profit of $.7 million for the second quarter of 2002, compared with $13.3 million in revenues and gross operating profit of $1.9 million for the second quarter of 2001. Revenues in the current period reflect deliveries of eight homes at the Company’s Yucaipa project and 11 homes at the Providence Ranch project. The comparable period of the prior year reflects deliveries of 30 homes, including 18 homes at the Company’s Rancho San Pasqual project in Escondido, California, six homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and six homes at the Yucaipa project. The current quarter’s gross margin of 14% reflects sales at the Yucaipa and Providence Ranch projects, and is comparable to the prior period margin of 14% which primarily reflects sales at the Escondido and Huntington Beach projects.

Selling, general and administrative expenses in the current period are comparable to the same period of 2001.

The absence of income from unconsolidated joint ventures in the three months ended June 30, 2002 as compared to $1.1 million reflected in the second quarter of 2001, reflects the completion of home closings for the Fairbanks Highlands project during the first quarter of 2002.

Other income, net of $.6 million during the three months ended June 30, 2002 primarily reflects gains on sales of short-term investments.

During the three months ended June 30, 2001 and 2002, the Company recorded reductions of reserves for estimated state tax liabilities of $3.2 million and $.4 million, respectively, and recognized equivalent tax benefits.

Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

The Company reported revenues of $8.0 million and gross operating profit of $.9 million for the first six months of 2002, compared with revenues of $25.3 million and gross operating profit of $3.9 million for the same period of 2001. Revenues in the current period reflect deliveries of an aggregate of 31 homes including 11 homes at the Providence Ranch project near North Corona, California and 20 homes at the Yucaipa project. Revenues in the prior period reflect deliveries of an aggregate of 50 homes including 27 homes at the Rancho San Pasqual project, 15 homes at the Sandover project and eight homes at the Yucaipa project. The decrease in the average price of homes sold from $506,000 in the first half of 2001 to $258,000 in the first half of 2002 reflects the lower price ranges commanded by the Inland Empire in comparison to Orange County and San Diego County. The gross margin of 11% for the six months ended June 30, 2002 reflects the aggregate margin on the Yucaipa and Providence Ranch projects as compared to the gross margin of 15% for the comparable prior year period primarily from the Rancho San Pasqual and Sandover projects, which had lower land cost bases. The 14% gross margin for the second quarter of 2002 compared with the 11% gross margin for the first six months of 2002 reflects higher profitability at the Providence Ranch project where home deliveries commenced in June 2002.

The $.2 million increase in selling, general and administrative expenses during the six months ended June 30, 2002, compared to the same period of 2001, reflects compensation expense related to variable accounting for stock options (see Note 6 to the Company’s financial statements.)

The $1.1 million decrease in income from unconsolidated joint ventures in the six months ended June 30, 2002 of $.6 million as compared to $1.7 million in the same period of 2001 reflects the decrease in the Company’s share of venture profits from deliveries of four homes at Fairbanks Highlands at higher prices during the current period, as compared with deliveries of 18 homes in the comparable period of last year.

The increase in other income, net from $.2 million in the 2001 period to $.6 million in the six months ended June 30, 2002 primarily reflects $1.2 million in gains on sales of short-term investments in the current period, partially offset by increased period costs for land held for future development.

During the six months ended June 30, 2001 and 2002, the Company recorded reductions of reserves for estimated state tax liabilities of $3.2 million and $1.3 million, respectively, and recognized equivalent tax benefits. The income tax benefit in the 2002 period also reflects reversal of $.2 million of alternative minimum taxes payable due to a change in the federal income tax law enacted in the first quarter and a $.2 million tax benefit from a reduction in the deferred tax asset valuation allowance on post-Reorganization state NOLs.

ITEM 3  -               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain of the foregoing information contains forward-looking statements that relate to future events or the Company’s future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.  These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company’s principal asset, the Bolsa Chica Mesa), the Company’s ability to continue relationships with current or future partners, the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition, the condition and adequacy of the Company’s properties, the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property, the Company’s ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities, the future condition of the real estate market in southern California, the Company’s ability to maintain profitable operations, and other statements contained herein that are not historical facts.

PART II - OTHER INFORMATION

ITEM 1 -                Legal Proceedings

See “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4 -                Submission of Matters to a Vote of Security Holders

The Annual Meeting of Company’s stockholders was held on May 30, 2002. A quorum of common stock was presented in person or by proxy. The following proposals were approved by the requisite voice of the Company stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The Company’s director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of approximately 99.9% of the outstanding Common Stock represented in person or by proxy at the annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Phillip R. Burnaman II	8,879,705	9,688
Raymond J. Pacini	8,879,676	9,717
Thomas W. Sabin, Jr.	8,878,320	11,073
J. Thomas Talbot	8,878,291	11,102

Proposal No. 2:  The Auditor Proposal.   The holders of Common Stock cast 8,879,882 votes for and 5,903 votes against the Company’s proposal to ratify the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 99.9% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 3,608 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal.

ITEM 5 -                Other Information

Stockholders wishing to bring a proposal before the Registrant’s 2003 Annual Meeting of Stockholders (but not wishing to include such proposal in the Registrant’s Proxy Statement) must cause written notice of such proposal to be received by the Secretary of the Registrant at its principal executive offices no later than December 25, 2002.

ITEM 6 -                Exhibits and Reports on Form 8-K

(a)   Exhibits:

                        99.1  Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

                        99.2  Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

(b)   Reports on Form 8-K:

                        Current report on Form 8-K dated May 8, 2002 attaching a press release announcing that Orange County’s Planning Commission approved the Company’s site plan for development of 379 single-family detached homes on the 105-acre upper bench of the Bolsa Chica mesa.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COASTAL COMMUNITIES, INC.

Date	August 14, 2002	By	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer