Form 10-Q
period 2002-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2002-11-12
CIK 840216

This Form 10-Q consists of 19 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 0-17189

CALIFORNIA COASTAL COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0426634
(State or other jurisdiction of incorporation or organization.)	(I.R.S. Employer Identification No.)

6 Executive Circle, Suite 250 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 250-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒    No ☐

The number of shares of Common Stock outstanding at October 31, 2002 was 10,058,589.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

I N D E X

Part I -	Financial Information:

	Item 1 -	Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 2001 and September 30, 2002 (unaudited)

Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2001 and 2002 (unaudited)

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2002 (unaudited)

Notes to Consolidated Financial Statements

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

	Item 4 -	Evaluation of Disclosure Controls and Procedures

Part II -	Other Information:

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2001	September 30, 2002

ASSETS

Cash and cash equivalents	$8.7	$7.6
Short-term investments – available for sale	7.5	—
Restricted cash equivalents	1.5	—
Real estate held for current development or sale	14.0	21.4
Land held for future development	147.3	151.3
Other assets	1.4	1.4

	$180.4	$181.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$3.1	$3.8
Project debt	3.1	6.3
Other liabilities	15.2	11.6

Total liabilities	21.4	21.7

Commitments and contingencies

Stockholders’ equity:
Common stock	.5	.5
Capital in excess of par value	139.8	140.5
Retained earnings	18.8	20.4
Accumulated other comprehensive loss	(.1)	(1.4)
Total stockholders’ equity	159.0	160.0

	$180.4	$181.7

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Revenues	$7.4	$5.2	$32.7	$13.2

Costs of sales	5.9	4.6	27.3	11.7

Gross operating profit	1.5	.6	5.4	1.5

Selling, general and administrative expenses	.6	.2	2.3	2.1
Interest expense	.1	.1	.2	.2
Income from unconsolidated joint ventures	(1.0)	(.2)	(2.7)	(.8)
Other (income) expense, net	.1	.3	(.1)	(.3)

Income before income taxes	1.7	.2	5.7	.3

Provision (benefit) for income taxes	.7	.2	(.8)	(1.3)

Net income	$1.0	$—	$6.5	$1.6

Other comprehensive income (loss):

Less: Reclassification adjustment for gains included in net income	—	—	—	(1.3)

Total comprehensive income	$1.0	$—	$6.5	$.3

Earnings per common share – basic	$.10	$—	$.64	$.16

Earnings per common share – diluted	$.10	$—	$.64	$.15

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2001	2002

Cash flows from operating activities:
Net income	$6.5	$1.6
Adjustments to reconcile to cash provided by (used in) operating activities:
Non-cash interest expense	.2	.2
Interest income on restricted cash	(.1)	—
Deferred income taxes	2.1	—
Gains on sales of real estate held for current development or sale	(5.4)	(1.5)
Proceeds from asset sales, net	32.2	13.0
Gains on sales of short-term investments	—	(1.2)
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(19.6)	(18.9)
Investments in land held for future development	(3.8)	(4.0)
Decrease in other assets	2.4	—
Decrease in accounts payable, accrued and other liabilities, net	(8.7)	(2.4)

Cash provided by (used in) operating activities	5.8	(13.2)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	7.4

Cash provided by investing activities	—	7.4

Cash flows from financing activities:
Borrowings of project debt	9.6	7.9
Repayments of project debt	(15.5)	(4.7)
Release of restricted cash	—	1.5

Cash provided by (used in) financing activities	(5.9)	4.7

Net decrease in cash and cash equivalents	(.1)	(1.1)

Cash and cash equivalents - beginning of period	6.9	8.7

Cash and cash equivalents - end of period	$6.8	$7.6

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$.2	$.6

Supplemental disclosures of non-cash investing and financing activities:
Reclassification adjustment for gains included in net income	—	(1.3)
Utilization of pre-Reorganization net operating losses to offset tax liabilities, credited to stockholders’ equity	1.6	—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and the current year’s previously issued Quarterly Reports on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

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

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three and nine months ended September 30, 2001 and 2002, the weighted average common shares outstanding were 10.1 million. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 2001 and the three months ended September 30, 2002, the exercise price of outstanding stock options and warrants exceeded the average market price of the Company’s common stock. For the nine months ended September 30, 2002, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options, but not warrants. Therefore, for the nine months ended September 30, 2002, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted average common shares assuming dilution, in the related statements of operations.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development and other long-lived assets in accordance with SFAS No.144, which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization as discussed in Note 1, and the Company applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) and the carrying value of real estate properties was adjusted to fair value (see Note 1). Following the California Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company’s 208-acre Bolsa Chica mesa (see Note 3), the Company evaluated this asset’s carrying value. The Company updated its analysis as of December 31, 2001, and has noted no indicators of impairment since that date. Therefore, since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica mesa and the Company’s additional 242 acres at Bolsa Chica exceed its September 30, 2002 carrying value, there has been no impairment.

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

In January 2001, the Company filed a petition for writ of mandate in Orange County Superior Court challenging the Coastal Commission’s November 2000 decision to substantially change the previously approved LCP. In February 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. The Company’s petition alleges that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenges the Commission’s November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. The complaint also includes causes of action for violation of the Company’s constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. After overcoming various legal challenges brought by the Coastal Commission, the court held a hearing on the petition for writ of mandate on October 23 and 24, 2002. The court continued the hearing until November 19, 2002 when additional arguments will be heard. A decision on the writ of mandate action is expected to be rendered within 90 days of the November hearing. However, there can be no assurance that further delays will not be encountered and due to the uncertainty of the litigation process, the Company cannot predict how long it will take to fully pursue its claims, or the probability for success.

While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of permits for development of the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan will also require approval by the Coastal Commission. The Company currently expects to present this plan to the Coastal Commission early next year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

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

Note 4 - Project Debt

In conjunction with the July 2001 acquisition of 83 single-family residential lots in North Corona, California, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. (“Hearthside”), entered into a construction loan agreement with a commercial bank to finance the project. The $10.9 million loan facility was secured by a deed of trust on the North Corona project and required principal repayments upon the sale of homes. As of September 30, 2002, approximately $9.0 million had been drawn under this facility, and repayments of $4.7 million had been made resulting in a balance of $4.3 million. The loan bore an interest rate of prime plus three-fourths percent (5.5% at September 30, 2002) and was repaid in full in early November 2002.

On July 29, 2002, Hearthside entered into a construction loan agreement with a commercial bank to finance the majority of Hearthside’s April 23, 2002 acquisition of 37 lots near the city of Riverside and related home construction. The $7.8 million loan facility is secured by a deed of trust on the 37 lots and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent (5.5% at September 30, 2002) and matures on July 29, 2003 unless extended for six months, at Hearthside’s option. As of September 30, 2002, approximately $2.0 million had been drawn under this facility.

On October 11, 2002, Hearthside entered into a construction loan agreement with a commercial bank to finance the majority of Hearthside’s acquisition of 47 additional lots near the city of Riverside and related home construction. The $10.1 million loan facility is secured by a deed of trust on the 47 lots and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and matures on October 11, 2003 unless extended for six months, at Hearthside’s option.

On October 31, 2002, Hearthside entered into a construction loan agreement with a commercial bank to finance the majority of Hearthside’s acquisition of 93 additional lots near the city of North Corona and related home construction. The $17.1 million loan facility is secured by a deed of trust on the 93 lots and requires principal repayments upon the sale of homes. The loan bears an interest rate of prime plus three-fourths percent and matures on October 31, 2003 unless extended for six months, at Hearthside’s option.

Approximately $.4 and $.1 million of construction period interest was capitalized to projects in the construction stage for the nine months ended September 30, 2001 and 2002.

Note 5 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Current taxes	$.1	$.2	$.3	$.1
Deferred taxes	.6	.1	2.1	—
Reduction in contingent tax liabilities	—	(.1)	(3.2)	(1.4)
Provision (benefit) for income taxes	$.7	$.2	$(.8)	$(1.3)

The income tax benefits in the nine month periods presented primarily reflect reductions in reserves for estimated state income taxes discussed below. During each of the 2001 periods, the current tax provision consisted primarily of alternative minimum taxes. For the nine months ended September 30, 2002, current taxes include a reversal of $.2 million of 2001 alternative minimum taxes payable due to a change in the federal income tax law enacted in the first quarter, which is offset by a third quarter expense due to an increase in the deferred tax asset valuation allowance related to state net operating losses (“NOLs”). The valuation allowance was increased due to a California state tax law change enacted during the third quarter which imposed a moratorium on utilization of state NOLs during 2002 and 2003.

Pursuant to Fresh-Start Reporting during the three and nine months ended September 30, 2001 and the nine months ended September 30, 2002, reductions in valuation allowances on pre-Reorganization NOLs of $.6 million, $2.1 million and $.7 million, respectively, were reflected by increasing the Company’s capital in excess of par value.

Reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of September 30, 2002 were approximately $182 million. The amount of federal NOLs which expire if not utilized is $7 million, $20 million and $155 million for 2005, 2006 and thereafter, respectively.

In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in October 1999 in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

During April 2002, following reduction of the cumulative ownership shift, as computed in accordance with Section 382, to below 20% due to the passage of time since certain stockholder transactions, the Company’s Board of Directors authorized an investor to purchase up to a specified number of shares which, if purchased, would result in the investor owning over 5% of the Company’s common stock. On April 25, 2002, this investor reported that it had become a 5% holder. In June 2002, the Company’s Board of Directors authorized an additional investor to purchase up to a specified number of shares which, if purchased, would result in the investor owning over 5% of the Company’s stock. On August 27, 2002, this investor reported that it had become a 5% holder. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 7%.

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

The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a material negative impact on the Company’s financial statements. Nearly all of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims. In conjunction with periodic reviews of its liabilities for estimated state income taxes, the Company reduced its reserves by approximately $3.2 and $2.3 million in the second and fourth quarters of 2001, respectively, and by approximately $.9, $.4 and $.1 million, respectively, during the first, second and third quarters of 2002. The reductions in estimated tax liabilities are reflected as income tax (benefits).

Note 6 – Stock Plans

In accordance with Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the May 2001 modification of stock options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option exercise price and the quoted market price of the Company shares. Accordingly, based upon the Company’s market price of $4.90 per share at June 30, 2002 versus the option exercise price of $4.50 per share, during the first half of 2002, the Company recorded compensation expense of approximately $.3 million. During the current quarter, the $.3 million of previously recorded expense was reversed based upon the Company’s market price of $3.96 per share at September 30, 2002. Future increases above the exercise price in the fair value of the Company’s common stock would result in compensation expense, offset by an adjustment to capital in excess of par value.

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

General

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) single-family residential construction in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2002 and 2003, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission (“Coastal Commission”) for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Financial Statements; (ii) vigorously pursue litigation (the “Coastal Commission Lawsuit”) challenging the Coastal Commission’s November 2000 decision to prohibit development on the lower bench of the Bolsa Chica Mesa (“Lower Mesa”); and (iii) maintain profitable homebuilding operations. However, the Company may also consider other strategic joint venture opportunities. There can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

During 2001 and the first nine months of 2002, the Company generated gross operating margins and cash flows from homebuilding activities on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Yucaipa, North Corona and near the city of Riverside. During October 2002, the Company acquired 93 additional lots at the North Corona project and entered into an escrow to acquire 41 additional lots at the Riverside project. These homebuilding projects are expected to generate significant cash flows and modest gross operating margins through 2004. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is striving to maintain profitable operating results for 2002 and continuing to pursue residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2004 is dependent upon acquisition of suitable, entitled residential lots within the southern California area and Coastal Commission approval of the Company’s development plan for the Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 83% of total assets at September 30, 2002. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission decision to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. While the Company vigorously pursues its litigation to obtain entitlement for residential construction on the Lower Mesa, it is also pursuing approval of development permits for the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. This development plan will also require approval by the Coastal Commission. The Company currently expects to present this plan to the Coastal Commission early next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

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

The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, on November 5, 2002 a $3.4 billion bond measure on California’s ballot known as Proposition 50 and entitled the “Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds.” was approved by the voters. The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of all or a part of the Bolsa Chica Mesa. The Company is in the process of evaluating the feasibility of this potential alternative. Although the bond measure was approved by the voters, there can be no assurances that the Company will ever receive an offer from the State for the Bolsa Chica Mesa; reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

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

During the last six months of 2001 it became apparent that both the national and California economies were in a recession, and economic data for the first nine months of 2002 has not yielded convincing evidence of an economic recovery. Therefore, there can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past 18 months, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their effects on the economy; and (iv) potential electricity shortages and related price increases in California, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

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

Chapman Heights.  Between June 2000 and December 2001, the Company acquired 86 finished lots, which are part of a master-planned community known as Chapman Heights, in the city of Yucaipa, California. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and has released all 86 homes for sale at an average price of approximately $260,000. As of November 11, 2002, closings on 65 homes were completed and 20 of the remaining 21 homes were in escrow.

Providence Ranch.  In July 2001, the Company acquired 83 finished lots in the master-planned community known as Providence Ranch in Riverside County, California near North Corona. The communities of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and has released 73 homes for sale at an average price of approximately $290,000. As of November 11, 2002, 35 homes had been delivered and 38 additional homes were in escrow. In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase is expected to begin during the first quarter of 2003.

Victoria Grove. In April and September 2002, the Company acquired a total of 84 finished lots in the master-planned community known as Victoria Grove, near the city of Riverside, in Riverside County. This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 41 additional lots for a total project of 125 homes, including two product types. The Company began home construction and opened for sales during August 2002. Home deliveries are expected to begin during the first quarter of 2003. As of November 11, 2002, 24 homes had been released for sale at an average home price of approximately $300,000, and all were in escrow.

New Accounting Pronouncements

See Note 2 to Consolidated Financial Statements.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt and internally generated cash to fund construction on the North Corona project and the recently acquired Riverside project, and is utilizing internally generated cash to fund the Yucaipa and Bolsa Chica projects. As of September 30, 2002, the Company had internally financed approximately $16.0 million of investments in homebuilding projects. These projects are expected to generate approximately $20.0 million of positive cash flows during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash on hand and cash equivalents as of September 30, 2002 were approximately $7.6 million. The Company believes that its cash on hand and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements for the North Corona and Riverside projects will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and Bolsa Chica, along with general and administrative expenses, for the next 12 months.

Financial Condition

September 30, 2002 Compared with December 31, 2001

The $1.1 million decrease in cash and cash equivalents primarily reflects spending on project development costs, partially offset by net proceeds from sales at the Yucaipa and Providence Ranch projects, proceeds from sales on short-term investments, and the release of restricted cash, as well as other activity presented in the Statements of Cash Flows.

Restricted cash equivalents as of December 31, 2001 reflects a mortgage-backed security which was restricted as collateral for a letter of credit obtained by the Company to secure certain indemnity obligations under a tax sharing agreement with a former affiliate. The security was released in May 2002 upon settlement of certain state tax audits.

The absence of short-term investments as of September 30, 2002 reflects the sale of all such securities held at December 31, 2001 for $7.4 million during the first half of 2002.

The $7.4 million increase in real estate held for current development or sale reflects an aggregate of $18.9 million for land acquisitions at the Company’s Riverside project and for infrastructure and home-building costs for all three of the Company’s homebuilding projects. These investments were partially offset by $11.5 million charged to cost of sales for deliveries of an aggregate of 50 homes at the Yucaipa and Providence Ranch projects during the first nine months of 2002.

The $4.0 million increase in land held for future development reflects investment in the Bolsa Chica Mesa project during the first nine months of the year.

Accounts payable and accrued liabilities increased by $.7 million, to a balance of $3.8 million as of September 30, 2002, primarily reflecting increases in accounts payable for construction and increased accrued state taxes payable, partially offset by the reversal of federal alternative minimum taxes payable due to a first quarter change in the federal income tax law.

The $3.6 million decrease in other liabilities primarily reflects reductions in tax reserves and deferred tax liabilities. An aggregate of $1.4 million of reductions in reserves for estimated state income taxes was recorded in conjunction with the Company’s periodic review of such reserves. Such reserves were also reduced by payments in January and May 2002 of approximately $.6 million and $.3 million, respectively to state jurisdictions based upon settlements of audits of 1991 income tax returns. In addition, net deferred taxes payable decreased by approximately $1.0 million. The decrease primarily resulted from reductions in the deferred tax asset valuation allowance on federal pre-Reorganization tax net operating losses (“NOLs”) as a result of the Company’s periodic review of the potential utilization of NOLs and the realization of certain state deferred tax items.

The $.7 million increase in capital in excess of par value reflects reductions of $.7 million in the deferred tax asset valuation allowances on pre-Reorganization state and federal NOLs.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter to quarter and from year to year.

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

The Company reported revenues of $5.2 million and gross operating profit of $.6 million for the third quarter of 2002, compared with $7.4 million in revenues and gross operating profit of $1.5 million for the third quarter of 2001. Revenues in the current period reflect deliveries of 19 homes, including 11 homes at the Company’s Yucaipa project and eight homes at the Providence Ranch project. The comparable period of the prior year reflects deliveries of 22 homes, including 14 homes at the Company’s Rancho San Pasqual project in Escondido, California, and eight homes at the Yucaipa project. The current quarter’s gross margin of 12%, which reflects sales at the Yucaipa and Providence Ranch projects, is lower than the prior period margin of 20% which primarily reflects sales at the Escondido and Yucaipa projects, due to the relatively lower basis of the Escondido land.

The reduction in selling, general and administrative expenses in the current period primarily reflects reversal of $.3 million of compensation expense related to variable accounting for stock options (see Note 6 to the Company’s financial statements).

The income from unconsolidated joint ventures of $.2 million for the three months ended September 30, 2002 as compared to $1.0 million reflected in the third quarter of 2001, reflects the sale of an out-parcel at the Fairbanks Highlands project during the current period as compared to nine home closings at the Fairbanks Highlands project during the third quarter of 2001. The final home closing for the project occurred during the first quarter of 2002.

Other income, net of $.3 million of expense during the three months ended September 30, 2002 primarily reflects real estate holding and other period costs for the Bolsa Chica project.

During the three months ended September 30, 2002, the Company recorded tax expense related to an increase in the deferred tax asset valuation allowance related to state NOLs due to a California state tax law change enacted during the third quarter, which imposed a moratorium on utilization of state NOLs during 2002 and 2003.

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

The Company reported revenues of $13.2 million and gross operating profit of $1.5 million for the first nine months of 2002, compared with revenues of $32.7 million and gross operating profit of $5.4 million for the same period of 2001. Revenues in the current nine-month period reflect deliveries of an aggregate of 50 homes, including 19 homes at the Providence Ranch project near North Corona, California and 31 homes at the Yucaipa project. Revenues in the prior period reflect deliveries of an aggregate of 72 homes, including 41 homes at the Rancho San Pasqual project, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and 16 homes at the Yucaipa project. The decrease in the average price of homes sold from $454,000 in the first three quarters of 2001 to $264,000 in the first three quarters of 2002 reflects the lower price ranges commanded by the Inland Empire in comparison to Orange County and San Diego County. The gross margin of 11% for the nine months ended September 30, 2002 reflects the aggregate margin on the Yucaipa and Providence Ranch projects as compared to the gross margin of 17% for the comparable prior year period primarily from the Rancho San Pasqual and Sandover projects, which had lower land cost bases. The 12% gross margin for the third quarter of 2002 compared with the 11% gross margin for the first nine months of 2002 reflects higher profitability on the Providence Ranch project where home deliveries commenced in June 2002.

The $.2 million decrease in selling, general and administrative expenses during the nine months ended September 30, 2002, compared to the same period of 2001, primarily reflects a reduction in corporate directors’ and officers’ insurance expense.

The $1.9 million decrease in income from unconsolidated joint ventures in the nine months ended September 30, 2002 of $.8 million as compared to $2.7 million in the same period of 2001 reflects the decrease in the Company’s share of venture profits from deliveries of four homes and one out-parcel at Fairbanks Highlands at higher prices during the current period, as compared with deliveries of 27 homes in the comparable period of last year.

The increase in other income, net from $.1 million in the 2001 period to $.3 million in the nine months ended September 30, 2002 primarily reflects $1.2 million in gains on sales of short-term investments in the current period, partially offset by increased period costs for land held for future development.

During the nine months ended September 30, 2001 and 2002, the Company recorded reductions of reserves for estimated state tax liabilities of $3.2 million and $1.4 million, respectively, and recognized equivalent tax benefits. The income tax benefit in the 2002 period also reflects reversal of $.2 million of alternative minimum taxes payable due to a change in the federal income tax law enacted in the first quarter, offset by a $.2 million tax expense from a change in California state tax law creating a moratorium on usage of state NOLs retroactively to January 1, 2002.

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 -	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the

Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain of the foregoing information contains forward-looking statements that relate to future events or the Company’s future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, goals, expectations and intentions, the number and types of homes and number of acres of land that the Company may develop and sell, the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing litigation and administrative proceedings in the Coastal Commission Lawsuit related to the Company’s principal asset, the Bolsa Chica Mesa), the Company’s ability to continue relationships with current or future partners, the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements, the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition, the condition and adequacy of the Company’s properties, the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property, the Company’s ability to acquire residential lots in order to continue home-building operations, the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities, the future condition of the real estate market in southern California, the Company’s ability to maintain profitable operations, the possible negotiation of a sale transaction with the State of California and other statements contained herein that are not historical facts.

PART II - OTHER INFORMATION

ITEM 1 -	Legal Proceedings

See “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6 -	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	10.1	Amended and Restated Independent Contractor Consulting Agreement between the Registrant and GSSW-REO, L.L.C.

	99.1	Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

	99.2	Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COASTAL COMMUNITIES, INC.

Date November 12, 2002	By	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and Chief Financial Officer

I, Raymond J. Pacini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of California Coastal Communities, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Raymond J. Pacini
Raymond J. Pacini
Chief Executive Officer

I, Sandra G. Sciutto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of California Coastal Communities, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Sandra G. Sciutto
Sandra G. Sciutto
Chief Financial Officer