Form 10-K
period 2002-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2003-02-28
CIK 840216

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2003 was $30,577,427.

        The number of shares of Common Stock outstanding as of February 27, 2003 was 10,058,589.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

General

        California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company") is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2003, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa ("Upper Mesa"), as further described in Note 3 to the Company's Consolidated Financial Statements; and (ii) maintain profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

        The Company's executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

Principal Properties

        The following sections describe the Company's principal properties.

        Bolsa Chica.    The Bolsa Chica Mesa is the principal property in the Company's portfolio, representing 81% of its assets as of December 31, 2002. The Bolsa Chica Mesa is one of the last large undeveloped coastal properties in southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach, to the south by open space and the Bolsa Chica wetlands, and to the west by Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. The Company owns approximately 350 acres of the 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include 208 acres on the Bolsa Chica Mesa, approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands acquired in September 1997.

        In February 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes and wetlands restoration, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach. In January 2002, the California Coastal Commission and the State Lands Commission approved an approximately $100 million wetlands restoration plan which is expected to significantly improve the views of many of the homes that the Company plans to develop on the Bolsa Chica Mesa, as discussed below. Wetlands restoration construction is currently scheduled to commence sometime in 2005.

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

        In November 2000, in response to the April 1999 Court of Appeal's decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the Upper Mesa. The Coastal Commission's November 2002 suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the "Lower Mesa"). In May 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company filed litigation (the "Coastal Commission Lawsuit") challenging the Coastal Commission's November 2000 decision to substantially change the previously approved LCP. The petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The complaint also included causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions. On February 14, 2003, the court issued a final ruling, which denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. The court also ruled that the Company's inverse condemnation claim is premature at this time. The Company intends to continue its pursuit of reasonable development on the Bolsa Chica Mesa. See Item 3. "Legal Proceedings" below for further discussion.

        The Company is currently pursuing approval of permits for development of the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan also requires approval by the Coastal Commission. The Company submitted a Coastal Development Permit ("CDP") application for this plan to the Coastal Commission in November 2002. The Company is currently responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP later this year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

        In addition to the Upper Mesa land, the Company holds several other Bolsa Chica parcels aggregating approximately 242 acres which may be developed as residential lots or sold as park lands to various governmental agencies, subject to Coastal Commission approval or negotiations, if any, with potential purchasers of the various parcels. The Company believes that those additional parcels represent potentially substantial value to be realized upon obtaining development permits and/or through sales to third parties.

        The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, on November 5, 2002, voters approved a $3.4 billion bond measure on California's ballot known as Proposition 50 and entitled the "Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds." The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of all or a part of the Bolsa Chica Mesa. While the State has indicated it will conduct an appraisal of the Bolsa Chica Mesa, there can be no assurances that the Company will ever receive an offer from the State for the Bolsa Chica Mesa; reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

        The Company believes that the Bolsa Chica Mesa can ultimately be developed and will realize an amount that is substantially in excess of the $151.9 million book value presently reflected in the Company's consolidated financial statements, although there can be no assurance in that regard. The Company also believes that the current and historic public trading prices of the Company's common stock have not adequately reflected the Mesa's true value. From time to time, the Company has received outside appraisals on an "as developed basis" which have supported the Company's beliefs. Therefore, the Company has no present intention of selling the Mesa to the State at any price that is not substantially in excess of present book value.

        Upon completion of the Company's recapitalization (the "Recapitalization") in September 1997 as discussed in Note 1 to the Consolidated Financial Statements included in this Annual Report, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the consolidated financial statements of the Company, the value of the Company's stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis as of December 31, 2001 and 2002. In accordance with the Company's policy described in Note 2 to the Consolidated Financial Statements—Impairment of Long-Lived Assets and based upon the Company's assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

        The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company's homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company's land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company's Bolsa Chica Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project's carrying value.

        Yucaipa.    Between June 2000 and December 2001, the Company acquired 86 finished lots, which are part of a master-planned community in the city of Yucaipa, California, known as Chapman Heights. The community surrounds an operating 18-hole public golf course and is planned for a total of approximately 2,100 homes, civic and commercial centers and two school sites. The Company opened for sales at the project in January of 2001, and delivered 24, 59 and 2 homes in 2001, 2002 and the first two months of 2003, respectively, at an average price of approximately $265,000.

        North Corona.    In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as Providence Ranch. The communities of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $295,000. During 2002, 58 homes were delivered. As of February 24, 2003, one additional home had been delivered and 14 homes were in escrow. In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. These homes are being sold from the original model complex and as of February 24, 2003, 14 homes had been released for sale at an average price of $325,000 and all 14 were in escrow.

        Riverside.    During 2002 and February 2003, the Company acquired a total of 84 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as Victoria Grove. This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 41 additional lots for a total project of 125 homes, including two product types. The Company began home construction and opened for sales during August 2002. Home deliveries are expected to begin during the first quarter of 2003. As of February 24, 2003, 37 homes had been released for sale at an average home price of approximately $300,000, and all were in escrow.

        Other Properties.    The Company owns two acres of land zoned for commercial/industrial use in Signal Hill, California, and approximately 62 acres of resort/residential property in Michigan. These properties are currently held for sale, subject to market conditions.

        Other Income.    See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of $6.2 million of income recognized from shares received in the initial public offering of an insurance company in connection with its demutualization.

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

        Environmental and Regulatory Matters.    Before the Company can develop a property, it must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. The Company may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.

        As more fully described below in Item 3. Legal Proceedings, in April 1999 the California Court of Appeal overturned an August 1997 trial court judgment in the Coastal Act Lawsuit, ruling that the Coastal Commission should not have approved removal and relocation of certain raptor habitat. In response to the court's decision, in November 2000, the Coastal Commission decided to limit development to only the Upper Mesa. In January 2001, the Company filed a lawsuit challenging the Coastal Commission's action (as further described in Item 3. Legal Proceedings.) On February 14, 2003, the San Diego Superior Court denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. The Company is currently seeking development permits to build 379 homes on the Upper Mesa. Therefore, the regulatory approval process for the Bolsa Chica Mesa property remains subject to further Coastal Commission approval, and there can be no assurance that further delays will not result.

        The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. Although the Company believes that its operations are in general compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. The Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations, including the potential remediation expenditures proposed in connection with certain indemnity obligations discussed below in Corporate Indemnification Matters and in Item 3. Legal Proceedings. However, the currently identifiable risks and uncertainties regarding the 42-acre lowlands property and other matters with recorded reserves are discussed in Item 3. Legal Proceedings and Note 6 to the Consolidated Financial Statements included in this Annual Report.

        Corporate Indemnification Matters.    The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company's previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters. (See Item 3. Legal Proceedings and Note 6 to the Consolidated Financial Statements regarding contingent indemnity and environmental obligations.)

        Employees.    As of February 27, 2003 the Company and its subsidiaries had 35 employees.

        Safe Harbor, Statement Under the Private Securities Litigation Reform Act of 1995.    Certain of the foregoing information and the information following this Item 1 contains forward-looking statements that relate to future events or the Company's future financial performance. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, (1) statements about the Company's plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company's principal asset, the Bolsa Chica Mesa); (4) the Company's ability to continue relationships with current or future partners; (5) the Company's ability to expend resources to comply with environmental regulations and local permitting requirements; (6) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition; (7) the condition and adequacy of the Company's properties; (8) the Company's ability to estimate cash flow projections due to uncertainties in valuing real property; (9) the Company's ability to acquire residential lots in order to continue homebuilding operations; (10) the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities; (11) the future condition of the real estate market in southern California; (12) the possible negotiation of a sale transaction with the State of California and the ability to realize a sales price for the Bolsa Chica Mesa that is substantially in excess of book value; (13) general economic and business conditions; (14) interest rate changes; (15) the relative stability of debt and equity markets; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) shortages and the cost of labor; (19) weather related slowdowns; (20) slow growth and no growth initiatives or moratoria; (21) governmental regulation, including the interpretation of tax, labor and environmental laws; (22) changes in consumer confidence and preferences; (23) accounting changes; (24) terrorist acts and other acts of war; (25) other factors over which the Company has little or no control; and (26) other statements contained in this Annual Report on Form 10-K that are not historical facts.

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

        The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

Property	Location	Acres	Present or Planned Use
Irvine*	Irvine, CA	—	Headquarters
Bolsa Chica	Orange County, CA	350	Ocean view residential community
Providence Ranch	North Corona, CA	22	Residential community
Victoria Grove	Riverside County, CA	25	Residential community
Michigan Land	Upper Peninsula, MI	62	Resort/residential lots
Signal Hill	Signal Hill, CA	2	Industrial land

*Leased

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

        In November 2000, the Coastal Commission held another public hearing on the LCP in response to the court order, and decided to limit development to only the Upper Mesa. The Coastal Commission's November 2000 suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre Lower Mesa. In May 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company filed a petition for writ of mandate in Orange County Superior Court challenging the Coastal Commission's November 2000 decision to substantially change the previously approved LCP. In February 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. The Company's petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenged the Coastal Commission's November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Coastal Commission's recommendation that the Lower Mesa not be developed. The complaint also included causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions.

        On February 14, 2003, the court issued a final ruling, which denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal

Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. The court also ruled that the Company's inverse condemnation claim is premature at this time. The Company intends to continue its pursuit of reasonable development on the Bolsa Chica Mesa.

        The Company is currently pursuing approval of permits for development of the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan will also require approval by the Coastal Commission. The Company submitted a CDP application for this plan to the Coastal Commission in November 2002. The Company is currently responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP later this year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company would be permitted to develop, or that further litigation or administrative delay will not result.

        In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in 1999, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State's Department of Toxic Substances Control ("DTSC") became the regulatory agency responsible for overseeing the Company's efforts to remediate the contamination on this property. On July 1, 2002 the Company entered into a consent order with DTSC regarding remediation. The Company is in the process of preparing a Remedial Investigation Workplan, and upon obtaining DTSC approval, will perform additional sampling on the property to determine the nature and extent of contamination. The Company's consolidated financial statements include a reserve of $.8 million for environmental testing and remediation of this property. While the reserve reflects the estimate for the minimum costs which are probable and estimable, such reserve may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until additional soils sampling and analysis are completed later this year, the Company cannot accurately estimate whether or not any additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $1.0 million to $2.0 million in excess of the current reserve. There is no maximum limitation to the Company's obligation to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

        The Company's consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by former affiliates and unrelated to the Company's current operations. In May 2002, Dresser Industries, Inc. ("Dresser") filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement, whereby Dresser acquired an engineering and construction business from a former parent of the Company.

Dresser's indemnity claims relate to several hundred contested asbestos claims made by third parties in connection with work in facilities with which the business disposed of by the former parent was allegedly connected. The Company was not formed until September 1988 and, upon being spun-off in December 1988, indemnified its former parent for potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company believes its indemnity for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. This litigation is in the early stages of discovery and the Company intends to vigorously defend itself in this case and related matters. The Company also believes that it has a number of other meritorious defenses to this litigation. Thus far, no claim for monetary damages has been made in connection with this litigation and, given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company currently believes its reserves are adequate, damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company's business, operations or financial condition, in the event that such an award was to be rendered against the Company. Therefore, the foregoing disclosure has been provided in this Item 3. Legal Proceedings.

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

	High	Low
2002
First Quarter	$5.16	$4.18
Second Quarter	$5.40	$4.55
Third Quarter	$4.85	$3.54
Fourth Quarter	$5.75	$3.75
2001
First Quarter	$3.94	$2.63
Second Quarter	$4.70	$3.75
Third Quarter	$5.05	$4.10
Fourth Quarter	$4.50	$4.12

        The number of beneficial holders of the Company's Common Stock as of February 24, 2003 was approximately 1,800. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

Item 6. Selected Financial Data

        The Selected Financial Data with respect to the Company and its subsidiaries are set forth on page 18 of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 18 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company's project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company's earnings and cash flows. Holding the Company's variable rate debt balance constant as of December 31, 2002, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $.1 million.

Item 8. Financial Statements and Supplementary Data

        Consolidated financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 14, are submitted as a separate section of this Annual Report, commencing on page F-2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Directors.    Information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

        Executive Officers.    Information appearing under the caption "Executive Officers of the Company" of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

Item 11. Executive Compensation

        Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof", "Election of Directors" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions

        Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report on Form 10-K.

Item 14. Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission ("SEC") is recorded, processed and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  (1)     Consolidated Financial Statements:

        The following consolidated financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

  (2)
  Consolidated Financial Statement Schedules:

        All schedules have been omitted since they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  (3)
  Listing of Exhibits:

3.01	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
3.02	Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
4.01	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
4.02	Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
10.01	1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.03A to the Registrant's Annual Report on Form 10-K for 1993.
10.02	Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
10.03	Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
10.04	Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment No. 3 on Form 8 to the Registrant's Registration Statement on Form 10.
10.04A	Amendment to Retirement Plan of the Registrant dated December 8, 1993, incorporated by reference to Exhibit 10.07A to the Registrant's Annual Report on Form 10-K for 1993.
10.04B	Amendment to Retirement Plan of the Registrant dated effective January 1, 2000, incorporated by reference to Exhibit 10.08B to Registrant's Annual Report on Form 10-K for 1999.
10.04C	Amendment to Retirement Plan of the Registrant dated December 19, 2001, incorporated by reference to Exhibit 10.08C to Registrant's Annual Report on Form 10-K for 2001.

10.04D	Amendment to Retirement Plan of the Registrant dated December 30, 2002.*
10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for 1999.
10.06	Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of May 1, 1998, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.06A	Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to Exhibit 10.11A to Registrant's Annual Report on Form 10-K for 1999.
10.06B	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.07	Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.07A	Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to Exhibit 10.12A to Registrant's Annual Report on Form 10-K for 1999.
10.07B	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.08	Amended and Restated Independent Contractor Consulting Agreement between the Registrant and GSSW-REO, L.L.C. ("GSSW") a Texas limited liability company and Thomas W. Sabin, Jr., dated as of October 1, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.08A	Termination Agreement with respect to Amended and Restated Independent Contractor Consulting Agreement between the Registrant and GSSW dated as of January 1, 2003.*
10.09	Agreement of Settlement, Compromise, and Release between AV Partnership and AV Development Corporation and the Registrant and Subsidiaries, dated as of March 27, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
21.01	Subsidiaries of the Registrant.*
99.1	Certification of Chief Executive Officer.*
99.2	Certification of Chief Financial Officer.*

(b)
Reports on Form 8-K:

  Current report on Form 8-K dated November 7, 2002 attaching a press release reporting third quarter results and an update of litigation process and voter approval of bond initiative.

  Current report on Form 8-K dated November 22, 2002 attaching a press release announcing and attaching a tentative court ruling in the Registrant's litigation against the California Coastal Commission.

  *Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2003	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PHILLIP R. BURNAMAN II (Phillip R. Burnaman II)	Director	February 27, 2003
/s/ RAYMOND J. PACINI (Raymond J. Pacini)	President, Chief Executive Officer and Director	February 27, 2003
/s/ THOMAS W. SABIN, JR. (Thomas W. Sabin, Jr.)	Director and Chairman of the Board	February 27, 2003
/s/ SANDRA G. SCIUTTO (Sandra G. Sciutto)	Senior Vice President and Chief Financial Officer	February 27, 2003
/s/ J. THOMAS TALBOT (J. Thomas Talbot)	Director	February 27, 2003

CERTIFICATIONS

I, Raymond J. Pacini, certify that:

        1.    I have reviewed this annual report on Form 10-K of California Coastal Communities, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003	/s/ RAYMOND J. PACINI Raymond J. Pacini Chief Executive Officer

I, Sandra G. Sciutto, certify that:

        1.    I have reviewed this annual report on Form 10-K of California Coastal Communities, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (d)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (e)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (f)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Chief Financial Officer

Item 6. Selected Financial Data

        Set forth below is selected financial data of the Company and its consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management's Discussion and Analysis.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in millions, except per share amounts)
Balance Sheet Data at period end:
Unrestricted cash, cash equivalents and short-term investments	$26.6	$8.8	$6.9	$16.2	$9.2
Total assets	174.2	169.9	178.7	180.2	187.6
Project debt	—	7.4	9.0	3.1	9.8
Total stockholders' equity(a)	$142.7	$132.8	$142.6	$159.0	$159.9
Shares outstanding at end of period(a)	11.5	10.1	10.1	10.1	10.1
Book value per common share	$12.41	$13.15	$14.12	$15.74	$15.83
Statement of Operations Data:
Revenues(b)	$2.1	$—	$23.0	$39.0	$32.8
Income (loss) from continuing operations(b)	(2.3)	(1.8)	5.6	11.1	1.7
Net income (loss)(c)	4.2	(1.6)	5.6	11.1	1.7
Per common share-basic:
Income (loss) from continuing operations	$(.19)	$(.17)	$.55	$1.10	$.17
Earnings (loss)	$.35	$(.15)	$.55	$1.10	$.17
Per common share-diluted:
Income (loss) from continuing operations	$(.19)	$(.17)	$.55	$1.10	$.16
Earnings (loss)	$.35	$(.15)	$.55	$1.10	$.16
Weighted-average shares outstanding(a)	11.9	10.7	10.1	10.1	10.1

(a)
The decrease in equity at December 31, 1999 primarily reflects stock repurchases of 1.4 million shares for an aggregate price of $8.3 million.

(b)
The Company's current homebuilding operations began in 1999 with home deliveries beginning in 2000.

(c)
Net income for 1998 includes the after-tax gain on sale of the commercial development business of $6.1 million. In addition to homebuilding operations, net income for the year ended December 31, 2001 reflects other income from receipt of securities as demutualization proceeds from an insurance company in which the Company was a policy holder, and the settlement or resolution of certain tax and other liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the following Consolidated Financial Statements and Notes thereto which commence on page F-2.

Overview

        The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2003, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa ("Upper Mesa"), as further described in Note 3 to the Company's Consolidated Financial Statements; and (ii) maintain profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

        During 2001 and 2002, the Company generated gross operating margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside. During October 2002, the Company acquired 93 additional residential lots at the North Corona project and entered into escrows to acquire 41 additional lots at the Riverside project and 77 lots in the city of Chino in San Bernardino County. These homebuilding projects are expected to generate significant cash flows and modest gross operating margins through 2004. However, the Company's inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2004 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company's development plan for 379 homes on the Upper Mesa.

        Bolsa Chica is the Company's principal asset, representing 81% of total assets at December 31, 2002. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission decision to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. The Company is currently pursuing approval of development permits for the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The Company submitted a CDP application for this plan to the Coastal Commission in November 2002. The Company is currently responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP later this year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

        The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, on November 5, 2002 voters approved a $3.4 billion bond measure on California's ballot known as Proposition 50 and entitled the "Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds." The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of all or a part of the Bolsa Chica Mesa. While the State has indicated it will conduct an appraisal of the Bolsa Chica Mesa, there can be no assurances that the Company will ever receive an offer from the State for the Bolsa Chica Mesa; reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

        The Company believes that the Bolsa Chica Mesa can ultimately be developed and will realize an amount that is substantially in excess of the $151.9 million book value presently reflected in the

Company's consolidated financial statements, although there can be no assurance in that regard. The Company also believes that the current and historic public trading prices of the Company's common stock have not adequately reflected the Mesa's true value. From time to time, the Company has received outside appraisals on an "as developed basis" which have supported the Company's beliefs. Therefore, the Company has no present intention of selling the Mesa to the State at any price that is not substantially in excess of present book value.

        Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Notes 1 and 2 to the Consolidated Financial Statements, as adjusted by subsequent activity. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

Impact of Inflation; Changing Prices and Economic Conditions

        Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, gross margin from home sales would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can also result in lower gross margin from home sales. The volatility of interest rates could have an adverse effect on the Company's future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to the Company.

        During the last six months of 2001 it became apparent that both the national and California economies were in a recession, and economic data for 2002 did not yield convincing evidence of an economic recovery. Therefore, there can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past 24 months, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their continuing effects on the economy; (iv) economic uncertainty related to prospects for a war with Iraq; and (v) the State of California's $35 billion estimated budget deficit, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

        While low mortgage rates appear to have sustained housing demand to date, any future increase in mortgage rates or significant loss of jobs in southern California would most likely slow demand for new homes. Increases in home mortgage interest rates make it more difficult for the Company's customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of new homes in southern California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.

        All of the Company's active homebuilding projects are located in the "Inland Empire" area of southern California, which includes Riverside and San Bernardino counties. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as

Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue lot acquisition opportunities throughout southern California.

Critical Accounting Policies

        In the preparation of the Consolidated Financial Statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies that the Company believes are critical and require the use of complex judgment in their application. The Company's critical accounting policies include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by its significant federal tax net operating losses, as discussed further in Note 2 to the Consolidated Financial Statements.

  Impairment of Long-Lived Assets

        The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, to be written down to fair value. Given the significance of the carrying value of land held for future development, the application of SFAS No. 144 in evaluating any potential impairment is critical to the Company's consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements.

  Income Taxes

        The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses ("NOLs"). A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of the Company's historical federal tax NOLs, as discussed in Note 7 to the Consolidated Financial Statements, the application of the Company's policy in evaluating the expected future benefit of NOLs is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

  Homebuilding Revenues and Cost of Sales

        The Company's homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer, and the earnings process is complete. As a result, the Company's revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The Company's construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company's estimates are based on historical results, adjusted for current factors.

  Warranty Costs

        Warranty reserves are established as homes close escrow on a per-unit basis in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and geographical areas.

  Litigation Reserves

        The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding disposed assets and businesses of the Company, or former affiliates. The Company has reserved for costs expected to be incurred with respect to these cases based upon information provided by its legal counsel.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB No. 30). In addition, more dispositions may qualify for discontinued operations treatment. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows, and fair values are less than carrying values. As required, the Company adopted this new standard in January 2002, which did not have a significant impact on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Cost Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations or financial position and adopted the disclosure provision of such interpretation on December 31, 2002, as required. Additional disclosures are presented in Note 6 to the Consolidated Financial Statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of FIN No. 46 will not have a material impact on its financial position or results of operations because the Company has no variable entities.

Liquidity and Capital Resources.

        The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt and internally generated cash to fund construction of the second phase of the North Corona project and the Riverside projects, and is utilizing internally generated cash to fund the first phase of the North Corona project and the Bolsa Chica project. As of December 31, 2002, the Company had internally financed approximately $15.0 million of investments in homebuilding projects. These projects are expected to generate approximately $18.0 million of positive cash flows during the next 24 months, based on present economic conditions and market assumptions. The Company's cash and cash equivalents as of December 31, 2002 were approximately $9.2 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and Bolsa Chica, along with general and administrative expenses, for the next 12 months.

        The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots over a specified period of time at predetermined prices. We have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit with no further financial responsibility. The Company may enter into land development and homebuilding joint ventures from time to time as a means of expanding its market opportunities, establishing strategic alliances, managing its risk profile and leveraging the Company's capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimizes the use of funds from other corporate financing sources.

Financial Condition.

  December 31, 2002 Compared With December 31, 2001

        Cash flows from homebuilding operations for 2002 primarily reflect a use of cash for investments in real estate and improvements of $38.9 million, funded by real estate sale proceeds of $32.4 million from deliveries of 117 homes, and net borrowing under project debt financing of $6.7 million. Other significant cash sources during the year include proceeds from the sale of short-term investments held as of December 31, 2001 of $7.4 million, and the release of $1.5 million of restricted cash. Significant uses of cash include $4.8 million for investment in the Bolsa Chica Mesa project, primarily for attorneys and other consultants engaged in the entitlement process and selling, general and administrative expenses of approximately $3.4 million, excluding non-cash compensation expense. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $.5 million increase in cash and cash equivalents.

        Accounts payable and accrued liabilities increased by $2.1 million, to a balance of $5.0 million as of December 31, 2002, primarily reflecting increases in accounts payable for construction, accrued bonuses payable and accrued state taxes payable, partially offset by the reversal of federal alternative minimum taxes payable due to a first quarter change in the federal income tax law.

        The $2.3 million decrease in other liabilities primarily reflects an aggregate reduction in tax reserves and deferred tax liabilities of $3.1 million and other reductions, partially offset by a $1.3 million increase in accrued benefit liability for the Company's frozen defined benefit pension plan (see Note 9). The reduction in tax reserves and liabilities primarily reflects $1.4 million of reductions in reserves for estimated 1991 state income taxes, and $.9 million of payments in 2002 to state jurisdictions based upon settlements of audits of 1991 income tax returns.

        The $1.5 million increase in capital in excess of par value reflects reductions of $.7 million in the deferred tax asset valuation allowances on pre-Reorganization state and federal NOLs and $.8 million in recognition of non-cash compensation expense recorded under variable accounting for repriced stock options (see Note 11).

Results of Operations

        The nature of the real estate development business is such that individual real estate transactions often cause significant fluctuations in operating results from quarter to quarter and year to year.

  2002 Compared with 2001

        The Company reported revenues of $32.8 million and gross operating profit of $4.5 million for the year ended December 31, 2002, compared with revenues of $39.0 million and gross operating profit of $6.1 million for 2001. Revenues in the current year reflect deliveries of an aggregate of 117 homes including 58 homes at the Providence Ranch project in North Corona, California and 59 homes at the Yucaipa project. Revenues in the prior year reflect deliveries of an aggregate of 90 homes including 51 homes at the Rancho San Pasqual project, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and 24 homes at the Yucaipa project. The decrease in the average price of homes sold from $433,000 during 2001 to $280,000 during 2002 reflects the lower price ranges commanded by the Inland Empire in comparison to Orange County and San Diego County. The gross margin of 14% for the year ended December 31, 2002 reflects the aggregate margin on the Yucaipa and Providence Ranch projects as compared to the gross margin of 16% for the prior year primarily from the Rancho San Pasqual and Sandover projects, which had lower land cost bases.

        The $1.0 million increase in selling, general and administrative expenses during the year ended December 31, 2002, compared to 2001, primarily reflects $.8 million of non-cash compensation expense recorded pursuant to variable accounting for repriced stock options.

        The $2.8 million decrease in income from unconsolidated joint ventures to $.9 million for the year ended December 31, 2002 as compared to $3.7 million in 2001 reflects the decrease in the Company's share of venture profits from deliveries of four homes and one out-parcel at Fairbanks Highlands during the current year, as compared with deliveries of 36 homes in the prior year.

        The decrease in other income, net from $3.8 million of income in 2001 to approximately $.1 million of expense for the year ended December 31, 2002 primarily reflects non-recurring income in 2001 of $6.2 million from the receipt of securities as demutualization proceeds, which was partially offset by $2.4 million of expense from changes in estimates for an indemnity obligation for a former affiliate's disposed business, retirement benefits for former directors and an environmental issue. The current year amount primarily reflects $1.2 million in gains on sales of short-term investments, largely offset by increased period costs for land held for future development.

        During the years ended December 31, 2001 and 2002, the Company recorded income tax benefits of $1.0 million and $.8 million, respectively. These benefits included provisions for income taxes of $4.5 million and $.6 million, respectively, which were more than offset by tax benefits equivalent to reductions of reserves for state tax liabilities of $5.5 million and $1.4 million, respectively, recorded in conjunction with periodic reviews of the adequacy of such reserves.

  2001 Compared with 2000

        The Company reported revenues of $39.0 million and gross operating profit of $6.1 million for 2001, compared with revenues of $23.0 million and gross operating profit of $4.8 million for 2000. Revenues in 2001 reflect deliveries of an aggregate of 90 homes in southern California, including 51 homes at the Company's 112-home Rancho San Pasqual project in Escondido, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, and 24 homes at the Yucaipa project. Revenues in 2000 primarily reflect deliveries of 61 homes at the Rancho San Pasqual project. The gross margin of 16% for the year ended December 31, 2001 reflects the aggregate margin on all three projects as compared to the gross margin of 21% for the prior year from only the Rancho San Pasqual project, which had a lower land basis.

        The $.8 million decrease in income from unconsolidated joint ventures for the year ended December 31, 2001 of $3.7 million as compared to $4.5 million in the year 2000 reflects the delivery of 36 homes at Fairbanks Highlands at a higher average price during the current year, as compared with deliveries of 53 homes in the prior year.

        Other income, net of $3.8 million for 2001 represents a decrease of $.5 million as compared to 2000. The year 2001 primarily reflects $6.2 million of non-recurring income from the receipt of securities as demutualization proceeds as discussed above, partially offset by $2.4 million of expense from changes in estimates for an indemnity obligation for a former affiliate's disposed business, retirement benefits for former directors and an environmental issue. The year 2000 results primarily reflect a $2.1 million gain on the January 2001 settlement of litigation related to the Company's investment in a homebuilding joint venture and $1.1 million of non-recurring other income from a January 2000 transaction whereby the Company donated approximately 160 acres of its land in Michigan, and certain other assets, in exchange for an assumption of certain liabilities and certain indemnities related to a superfund site. In addition, the year 2000 results reflect income from reversal of reserves of $.6 million for expiring home warranties and the full recognition of deferred income of $.5 million on the 1996 land sale to the Fairbanks Highlands joint venture.

        For the years ended December 31, 2000 and 2001, pursuant to Fresh-Start Reporting, deferred income tax provisions of $4.2 and $3.8 million, respectively, are reflected in the consolidated statements of operations, while equivalent tax benefits from the reduction in the valuation allowance for utilization of pre-reorganization NOLs are reflected by increasing the Company's capital in excess of par value. During the year ended December 31, 2001, the Company also recorded reductions in contingent tax liabilities totaling $5.5 million, creating equivalent tax benefits, partially offset by other tax provision items (see Note 7 to the Consolidated Financial Statements).

  Payments Under Contractual Obligations

        The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of December 31, 2002 (in millions):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Project debt	$9.8	$9.8	—	—	—
Operating leases	.4	.2	.2	—	—

Total	$10.2	$10.0	$.2	—	—

        The Company's purchase contracts which are made in the normal course of its homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including the Company's other tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. The Company has provided additional disclosure in Item 3. Legal Proceedings and in its Consolidated Financial Statements in Note 6—Other Liabilities.

Forward Looking Statements.

        Safe Harbor, Statement Under the Private Securities Litigation Reform Act of 1995.    Certain of the foregoing information and the information following this Item 1 contains forward-looking statements that relate to future events or the Company's future financial performance. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, (1) statements about the Company's plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company's principal asset, the Bolsa Chica Mesa); (4) the Company's ability to continue relationships with current or future partners; (5) the Company's ability to expend resources to comply with environmental regulations and local permitting requirements; (6) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company's business, results of operations and financial condition; (7) the condition and adequacy of the Company's properties; (8) the Company's ability to estimate cash flow projections due to uncertainties in valuing real property; (9) the Company's ability to acquire residential lots in order to continue homebuilding operations; (10) the adequacy of capital, financing and cash flow required to continue the Company's operations and land development activities; (11) the future condition of the real estate market in southern California, the possible negotiation of a sale transaction with the State of California; (12) the possible negotiation of a sale transaction with the State of California and the ability to realize a sales price for the Bolsa Chica Mesa that is substantially in excess of book value; (13) general economic and business conditions; (14) interest rate changes; (15) the relative stability of debt and equity markets; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) shortages and the cost of labor; (19) weather related slowdowns; (20) slow growth and no growth initiatives or moratoria; (21) governmental regulation, including the interpretation of tax, labor and environmental laws; (22) changes in consumer confidence and preferences; (23) accounting changes; (24) terrorist acts and other acts of war; (25) other factors over which the Company has little or no control; and (26) other statements contained herein that are not historical facts.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
of California Coastal Communities, Inc.:

        We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in stockholders' equity for each of the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the Company carries its land held for future development at cost, with write-downs to fair value in the event that costs cannot be recovered from estimated undiscounted future cash flows. The value and future cash flow estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 3, the development of the Company's Bolsa Chica project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates as well as the project's carrying value.

Deloitte & Touche LLP

Costa Mesa, California
February 20, 2003

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2002
	(in millions)
ASSETS
Cash and cash equivalents	$8.7	$9.2
Short-term investments	7.5	—
Restricted cash	1.5	—
Real estate held for current development or sale	14.0	25.0
Land held for future development	147.1	151.9
Other assets	1.4	1.5

	$180.2	$187.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$2.9	$5.0
Project debt	3.1	9.8
Other liabilities	15.2	12.9

Total liabilities	21.2	27.7

Commitments and Contingencies
Stockholders' equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,058,589 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	139.8	141.3
Retained earnings	18.8	20.5
Accumulated other comprehensive loss	(.1)	(2.4)

Total stockholders' equity	159.0	159.9

	$180.2	$187.6

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2000		2001	2002
	(in millions except per share amounts)
Revenues		$23.0	$39.0		$32.8
Cost of sales		18.2	32.9		28.3

Gross operating profit		4.8	6.1		4.5
Selling, general and administrative expenses		3.4	3.2		4.2
Interest expense		.3	.3		.2
Income from unconsolidated joint ventures		(4.5)	(3.7)		(.9)
Other (income) expense, net		(4.3)	(3.8)		.1

Income before income taxes		9.9	10.1		.9
Provision (benefit) for income taxes		4.3	(1.0)		(.8)

Net income		$5.6	$11.1		$1.7
Other comprehensive loss, net of income taxes:
Unrealized (realized) gain on short-term investments		—	1.3		(1.3)
Minimum pension liability adjustment		—	(1.4)		(1.0)

		—	(.1)		(2.3)

Comprehensive income (loss)		$5.6	$11.0		$(.6)

Net earnings per common share—basic	$	..55	$1.10	$	..17

Net earnings per common share—diluted		$.55	$1.10		$.16

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2000	2001	2002
	(in millions)
Cash flows from operating activities:
Net income	$5.6	$11.1	$1.7
Adjustments to reconcile to cash provided by (used in) operating activities:
Non-cash interest expense	.3	.3	.2
Non-cash compensation expense	—	—	.8
Deferred income taxes	4.2	4.1	—
Gain on receipt of securities from demutualization of insurance company	—	(6.2)	—
Gains on sales of short-term investments	—	—	(1.2)
Gains on sales of real estate held for current development or sale	(4.8)	(6.1)	(4.5)
Proceeds from real estate sales, net	22.5	38.4	32.4
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(24.0)	(24.9)	(38.9)
Investment in land held for future development	(5.5)	(5.3)	(4.8)
Decrease (increase) in other assets	(.4)	4.2	(.1)
Decrease in accounts payable, accrued and other liabilities	(2.9)	(8.3)	(.7)

Cash provided by (used in) operating activities	(5.0)	7.3	(15.1)

Cash flows from investing activities:
Maturity of short-term investments	3.0	—	—
Proceeds from sales of short-term investments	—	—	7.4

Cash provided by investing activities	3.0	—	7.4

Cash flows from financing activities:
Borrowings of project debt	18.2	9.6	15.7
Repayments of project debt	(16.6)	(15.5)	(9.0)
Release of restricted cash	1.5	.4	1.5

Cash provided by (used in) financing activities	3.1	(5.5)	8.2

Net increase in cash and cash equivalents	1.1	1.8	..5
Cash and cash equivalents—beginning of year	5.8	6.9	8.7

Cash and cash equivalents—end of year	$6.9	$8.7	$9.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.2	$(.3)	$(.9)
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on short-term investments recorded as other comprehensive income	—	1.3	—
Reclassification adjustment for realized gains included in net income	—	—	(1.3)
Minimum pension liability adjustment recorded as other comprehensive loss, net of income tax benefit of $0, $0 and $.2 million respectively	—	(1.4)	(1.0)
Utilization of pre-Reorganization net operating losses to offset tax liabilities, credited to stockholders' equity	—	1.6	—

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at January 1, 2000	$.5	$130.2	$2.1	$—	$132.8
Net income	—	—	5.6	—	5.6
Utilization of pre-reorganization net operating losses	—	4.2	—	—	4.2

Balance December 31, 2000	.5	134.4	7.7	—	142.6
Net income	—	—	11.1	—	11.1
Other comprehensive loss	—	—	—	(.1)	(.1)
Utilization of pre-reorganization net operating losses	—	5.4	—	—	5.4

Balance December 31, 2001	.5	139.8	18.8	(.1)	159.0
Net income	—	—	1.7	—	1.7
Other comprehensive loss, net of income taxes	—	—	—	(2.3)	(2.3)
Non-cash compensation expense—stock options	—	.8	—	—	.8
Utilization of pre-reorganization net operating losses	—	.7	—	—	.7

Balance December 31, 2002	$.5	$141.3	$20.5	$(2.4)	$159.9

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

        California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company"), was formerly known as Koll Real Estate Group, Inc. (October 1993 – April 1998), The Bolsa Chica Company (July 1992 – September 1993), Henley Properties Inc. (December 1989 – July 1992) and The Henly Group, Inc. (December 1988 – December 1989). The principal activities of the Company currently include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

        On December 31, 1989, The Henley Group, Inc. separated its business into two public companies through a distribution to its Class A and Class B common stockholders of all of the common stock of a newly formed Delaware corporation to which The Henley Group, Inc. had contributed its non-real estate development operations, certain assets and related and unrelated liabilities. The new company was named The Henley Group, Inc. ("Henley Group") immediately following the distribution. The remaining company was renamed Henley Properties Inc. ("Henley Properties") and consisted of the real estate development business and assets of Henley Group, including its principal subsidiary Signal Landmark.

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

        On September 2, 1997, the Company completed a recapitalization ("Recapitalization"). The Recapitalization, which was effective pursuant to a prepackaged plan of reorganization that was confirmed by the U.S. Bankruptcy Court, resulted in the exchange of all the then existing Debentures, Series A Preferred Stock and Class A Common Stock into new Common Stock. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code in July 1997. Upon the Recapitalization, the Company adopted the provisions of Statement of Position ("SOP") No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization and, as such, the Company has recorded the effects of the Recapitalization and Fresh-Start Reporting as of the effective date.

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

  Short-term Investments

        Short-term investments as of December 31, 2001 consist of equity securities classified as available-for-sale. These investments were comprised solely of common stock in a large public insurance company received as demutualization proceeds in December 2001. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company was exposed to equity price risk on its short-term investments in publicly traded equity securities. However, the Company sold all of its equity securities during the first half of 2002 for a realized gain of $7.4 million, including the $6.2 million unrealized gain recognized in 2001.

  Real Estate

        Real estate held for current development or sale is carried at the lower of cost, or fair value, less costs to sell. Land held for future development is carried at cost, with write-downs to fair value only in the event that costs cannot be recovered from estimated undiscounted future cash flows, as described under "Impairment of Long-Lived Assets." The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

        The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest cost is capitalized to real estate projects during their development and construction period.

  Impairment of Long-Lived Assets

        The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (see Note 1). Following the California Coastal Commission's November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company's 208-acre mesa property ("Bolsa Chica Mesa") (see Note 3), the Company evaluated this asset's carrying value. The Company updated its analysis as of December 31, 2001 and 2002. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa and the Company's additional 242 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

  Income Taxes

        The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  Homebuilding Revenues and Cost of Sales

        The Company's homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer and the earnings process is complete. As a result, the Company's revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The Company's construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company's estimates are based on historical results, adjusted for current factors.

  Warranty Costs

        Warranty reserves are established as homes close escrow on a per-unit basis in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and geographical areas.

  Litigation Reserves

        The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding disposed assets and businesses of the Company or former affiliates. The Company has reserved for costs expected to be incurred with respect to these cases based upon information provided by its legal counsel.

  Earnings Per Common Share

        The weighted-average number of common shares outstanding was 10.1 for the years ended December 31, 2001 and 2002. Earnings per share, assuming dilution, is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the year ended December 31, 2001, the exercise price of outstanding stock options and warrants exceeded the average market price of the Company's common stock. For the year ended December 31, 2002, the average market price of the Company's common stock exceeded the exercise price of outstanding stock options, but not warrants. Therefore, for the year ended December 31, 2002, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted-average common shares assuming dilution, in the related consolidated statement of operations.

  Other Comprehensive Income (Loss)

        Other comprehensive income (loss) items under SFAS No. 130, "Reporting Comprehensive Income" are transactions recorded in stockholders' equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive income (loss) are disclosed in the consolidated statements of operations net of their minimal tax effect due to the Company's federal net operating loss (NOL) carryforwards.

  Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows, and fair values are less than carrying values. As required, the Company adopted this new standard in January 2002, which did not have a significant impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Cost Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations or financial position and adopted the disclosure provision of such interpretation on December 31, 2002, as required. Additional disclosures are presented in Note 6 to these consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of FIN No. 46 will not have a material impact on its financial position or results of operations because the Company has no variable entities.

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

Note 3—Land Held for Future Development

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

        In November 2000, in response to the April 1999 Court of Appeal's decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the upper bench of the Bolsa Chica Mesa (the "Upper Mesa"). The Coastal Commission's November 2000 suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the "Lower Mesa"). In May 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company filed a petition for writ of mandate in Orange County Superior Court challenging the Coastal Commission's November 2000 decision to substantially change the previously approved LCP. In February 2001, the Orange County Superior Court ordered that the case be reassigned to San Diego Superior Court based on the request of the Coastal Commission. The Company's petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenged the Commission's November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission's recommendation that the Lower Mesa not be developed. The complaint also included causes of action for violation of the Company's constitutional rights of equal protection and due process, and for a public taking of its private property without compensation in contravention of the U.S. and California Constitutions.

        On February 14, 2003 the court issued a final ruling, which denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. The court also ruled that the Company's inverse condemnation claim is premature at this time. The Company intends to continue its pursuit of reasonable development on the Bolsa Chica Mesa.

        The Company is currently pursuing approval of permits for development of the Upper Mesa. On May 8, 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, on July 23, 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan also requires approval by the Coastal Commission. The Company submitted a Coastal Development Permit ("CDP") application for this plan to the Coastal Commission in November 2002. The Company is currently responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP later this year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

        Upon completion of the Company's Recapitalization as discussed in Note 1, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company's stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis as of December 31, 2001 and 2002, and has noted no indicators of impairment since that date. In accordance with the Company's policy described in Note 2—Impairment of Long-Lived Assets and based upon the Company's assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

        The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, environmental and political conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company's homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company's land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company's Bolsa Chica Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project's carrying value.

Note 4—Investments in Unconsolidated Joint Ventures

        The Company's investments in unconsolidated joint ventures are 50% or less owned and, accordingly are accounted for using the equity method and are not consolidated with the Company's consolidated financial statements. Condensed financial information regarding the Company's investment in the 93-home Fairbanks Highlands joint venture (San Diego, California) and its investment in a residential loan production partnership with a major commercial bank are summarized as follows (in millions, except home closings):

	2000	2001	2002
Balance Sheet Data:
Total assets		$4.0	$1.4
Total liabilities		(1.4)	(.8)

Venturers' capital		$2.6	$.6

Statement of Operations Data:
Revenues	$61.8	$51.2	$6.4
Expenses	(47.0)	(40.2)	(4.1)

Net income	$14.8	$11.0	$2.3

Home closings	53	36	4

        During 2000, 2001 and 2002 the Company received $3.6 million, $7.2 million and $1.4 million respectively, in aggregate cash distributions from the Fairbanks Highlands joint venture and $.1 million and $.2 million in 2001 and 2002, respectively from the residential loan production partnership.

Note 5—Project Debt

        In conjunction with the acquisition of single-family residential lots, the Company's homebuilding subsidiary, Hearthside Homes, Inc., enters into construction loan agreements with a commercial bank.

These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three- fourths percent (5.0% at December 31, 2002). The following amounts were available and outstanding under these loan facilities as of December 31 ($ in millions):

				Outstanding at December 31,
	Amount of Facility	Number of Lots	Maturity Date
				2001	2002
North Corona	$10.9	83	11/03/02	$3.1	$—
North Corona	17.1	93	10/29/03	—	6.4
Riverside	7.8	37	7/28/03	—	2.1
Riverside	10.1	47	10/10/03	—	1.3

				$3.1	$9.8

        For the years ended December 31, 2000, 2001 and 2002, approximately $1.0 million, $.4 million and $.6 million, respectively, of construction period interest was capitalized to projects in the construction stage.

Note 6—Other Liabilities

        Other liabilities were comprised of the following as of December 31 (in millions):

	2001	2002
Net deferred taxes and other tax liabilities	$6.8	$3.7
Accrued pensions and benefits	3.7	4.8
Home warranty reserves	1.2	1.2
Contingent indemnity and environmental obligations	4.9	4.4
Unamortized discount	(1.4)	(1.2)

	$15.2	$12.9

        The decrease in net deferred taxes and other tax liabilities primarily reflects resolution of certain contingent liabilities described in Note 7. Contingent indemnity and environmental obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company's current operations, and the Company's liability for PCB contamination on its 42-acre Bolsa Chica lowlands property as further described below.

        In May 2002, Dresser Industries, Inc. ("Dresser") filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement, whereby Dresser acquired an engineering and construction business from a former parent of the Company. Dresser's indemnity claims relate to several hundred contested asbestos claims made by third parties in connection with work in facilities with which the business disposed of by the former parent was allegedly connected. The Company was not formed until September 1988 and, upon being spun-off in

December 1988, indemnified its former parent for potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company believes its indemnity for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. This litigation is in the early stages of discovery and the Company intends to vigorously defend itself in this case and related matters. The Company also believes that it has a number of other meritorious defenses to this litigation. Thus far, no claim for monetary damages has been made in connection with this litigation and, given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company currently believes its reserves are adequate, damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company's business, operations or financial condition, in the event that such an award was to be rendered against the Company.

        In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in 1999, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State's Department of Toxic Substances Control ("DTSC") became the regulatory agency responsible for overseeing the Company's efforts to remediate the contamination on this property. On July 1, 2002 the Company entered into a consent order with DTSC regarding remediation. The Company is in the process of preparing a Remedial Investigation Workplan, and upon obtaining DTSC approval, will perform additional sampling on the property to determine the nature and extent of contamination. The Company's financial statements include a reserve of approximately $.8 million for environmental testing and remediation of this property. While the reserve reflects the estimate for the minimum costs which are probable and estimable, such reserve may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until additional soils sampling and analysis are completed later this year, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $1.0 million to $2.0 million in excess of the current reserve. There is no maximum limitation to the Company's obligation to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

        The Company provides a home warranty reserve to reflect its contingent liability for product warranty. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below:

	2001	2002
Balance at beginning of year	$1.2	$1.2
Provision	.1	.1
Payments	(.1)	(.1)

Balance at end of year	$1.2	$1.2

Note 7—Income Taxes

        Upon completion of the 1997 Recapitalization, the Company experienced an "ownership change" under Section 382 of the Internal Revenue Code (the "Code") as a result of the increase in the percentage of the Company's stock by value held by certain persons (including creditors who exchanged debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company's annual use of its net operating losses ("NOLs") is generally limited to the value of the Company's equity immediately before the ownership change multiplied by the long-term tax-exempt rate. However, Section 382(l)(5) of the Code, the "bankruptcy exception," provides that if the ownership change occurs through a bankruptcy, such as the Company's Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and "qualifying creditors" before the ownership change own at least 50% of the Company's stock after the ownership change, the general limitations of Section 382 will not apply. "Qualifying creditors" generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company's business.

        The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancelation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company's NOL carryovers will be fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The federal NOLs available as of December 31, 2002 are approximately $180 million, including pre-Reorganization NOLs of approximately $167 million, after reflecting activity subsequent to September 2, 1997 and the settlement with the Internal Revenue Service ("IRS") discussed below. The amount of NOLs which expire if not utilized is $6 million, $20 million, $8 million and $146 million for 2005, 2006, 2007 and thereafter, respectively.

        The Company remains subject to the general rules regarding a change of ownership under Section 382 of the Code, which limit the availability of NOLs if an ownership change occurs within any three-year period. If the Company was to experience another ownership change, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 8%, as computed in accordance with Section 382.

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

        The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2001	2002
Deferred tax assets:
Accruals/reserves not deductible until paid	$3.9	$4.4
Net operating loss and alternative minimum tax credit carryforwards	66.8	64.0
State income tax provisions deductible when paid for federal tax purposes	1.3	1.3
Valuation allowance	(54.6)	(54.2)

	17.4	15.5

Deferred tax liabilities:
Land held for future development (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	19.0	19.0
Unrealized gain on securities	2.7	—

	21.7	19.0

Net deferred tax liabilities	$4.3	$3.5

        Net deferred tax liabilities at December 31, 2001 and 2002 are primarily comprised of state net deferred tax liabilities and are included in other liabilities. The Company has established a valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company's operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. Recognition of tax benefits from future potential reductions in valuation allowances attributable to any utilization of pre-Reorganization NOLs would be excluded from results of operations and credited to capital in excess of par value. The portion of the valuation allowance allocated to federal pre-Reorganization NOLs is approximately $49 million as of December 31, 2002.

        The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2000	2001	2002
Current taxes	$.1	$.4	$.6
Deferred taxes	4.2	4.1	—
Reduction in contingent tax liabilities	—	(5.5)	(1.4)

	$4.3	$(1.0)	$(.8)

        The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2000	2001	2002
Provision for income taxes at statutory rate	$3.5	$3.5	$.3
State income taxes, net	.7	.4	.5
Change in federal tax law	—	—	(.3)
Reduction in contingent tax liabilities	—	(5.5)	(1.4)
Increase in federal valuation allowance	—	.7	—
All other items, net	.1	(.1)	.1

	$4.3	$(1.0)	$(.8)

        The realization of a tax benefit from utilization of pre-Reorganization NOL, through a reduction in the valuation allowance, is reflected by increasing the Company's capital in excess of par value by $4.2 million, $3.8 million and $.7 million in 2000, 2001 and 2002, respectively.

Tax Compliance Matters

        In 1995, the IRS proposed material audit adjustments with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The adjustments proposed by the IRS, could have resulted in federal tax liability, before interest, of approximately $17 million and disallowance of up to $132 million of NOL carryforwards. The Company disagreed with the positions taken by the IRS and filed protests with the IRS to contest the proposed adjustments. In December 1998, the Company executed a settlement agreement with the IRS with respect to the proposed adjustments described above. As a result of this agreement, in February 1999, the Company paid $759,000, net of the Company's refund claim for 1992 NOL carrybacks of approximately $1.6 million, in full settlement of such claims. Under this settlement agreement, approximately $10 million of the Company's NOL carryforwards were disallowed. The Company utilized $8.1 million of NOL carryback from 1992 to 1991 in connection with its refund claim. In June 2001, the Company received a refund of $28,000, for an overpayment of interest, indicating acceptance by the IRS of the refund claim. Accordingly, pursuant to Fresh-Start

Reporting, the Company recorded utilization of approximately $1.6 million of pre-Reorganization NOL in 2001, resulting in an equivalent amount credited to capital in excess of par value.

        The Company periodically reviews the potential for state tax liability adjustments related to the IRS tax settlement for 1989, 1990 and 1991 and does not believe that any such adjustments would have a negative material impact on the Company's consolidated financial statements. Nearly all of the state jurisdictions in which the Company filed amended returns for these years have accepted such returns, thereby significantly reducing the Company's exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income tax exposure, the Company reduced its reserves by approximately $5.5 million and $1.4 million in 2001 and 2002, respectively. The reduction in contingent liabilities is reflected as a benefit in the income tax provision.

Note 8—Commitments and Contingencies

Legal Proceedings

        See Note 6 for a discussion of pending litigation filed against the Company by Dresser.

        There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

Lease Obligations

        For the years ended December 31, 2000, 2001 and 2002 the Company incurred rents of approximately $234,000, $241,000 and $131,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2003 and 2004 are approximately $139,000 and $229,000, respectively, and thereafter such amounts are zero.

Corporate Indemnification Matters

        The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company's previously affiliated companies. The Company believes its consolidated balance sheet reflects adequate reserves for these matters.

Note 9—Retirement Plans

        The Company adopted a retirement savings plan effective January 1, 2000 pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. Prior to January 1, 2000, the Company participated in a similar plan sponsored by a former affiliate. All participants in the previous plan were allowed to transfer their balances to the Company sponsored plan effective January 1, 2000. The new plan provides for certain matching contributions paid in cash by the Company to non-highly compensated employees, as defined in the Internal Revenue Code. Plan participants are immediately vested in their own contributions.

Note 9—Retirement Plans (Continued)

        The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2000	2001	2002
Service cost	$—	$—	$—
Interest cost	.4	.4	.3
Expected return on assets	(.6)	(.4)	(.3)
Net amortization and deferral	—	—	.1

Net periodic pension (income) expense	$(.2)	$—	$.1

        The development of the projected benefit obligation for the plan at December 31, 2001 and 2002 is based on the following assumptions: a discount rate of 6% for 2001 and 2002 and an expected long-term rate of return on assets of 7% for 2001 and 2002. A change in the assumptions from 2000 to 2001 resulted in a $.7 million increase in the benefit obligation, as set forth in the table below. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents.

        The funded status and accrued pension cost at December 31, 2001 and 2002 for the defined benefit retirement plan were as follows (in millions):

	2001	2002
Benefit obligation:
Benefit obligation at beginning of year	$4.8	$5.8
Service cost	—	—
Interest cost	.4	.3
Actuarial (gain) loss	.4	.1
Change in assumptions	.7	—
Benefits paid	(.5)	(.5)

Benefit obligation at end of year	$5.8	$5.7

Plan assets:
Fair value of plan assets at end of prior year	$6.1	$5.3
Net return (loss) on plan assets	(.3)	(.9)
Benefits paid	(.5)	(.5)

Fair value of plan assets at end of year	$5.3	$3.9

Funded status	$(.5)	$(1.8)
Unrecognized net actuarial loss	1.4	2.6

Prepaid benefit cost	.9	.8
Additional minimum liability charged to other comprehensive loss	(1.4)	(2.6)

Accrued benefit liability	$(.5)	$(1.8)

        The balance of other comprehensive loss as of December 31, 2002 reflects the additional minimum liability of $2.6 million, net of a minimal tax effect due to the Company's tax NOLs.

Note 10—Capital Stock

Common Stock

        During October 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $180 million of NOLs (see Note 7). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders.

        At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares.

Warrants

        In December 1999, the Company issued warrants for an aggregate of 48,000 shares to two consultants in partial compensation for their services. The warrants were issued with exercise prices at market prices, averaging $6.92 per share, and vested after one year. The warrants remain exercisable through December 2003. The fair value of the warrants is not material to the consolidated financial statements.

Note 11—Stock Plans

1993 Stock Option/Stock Issuance Plan

        The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board of Directors (the "Board"). On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Board authorized the grant of stock options for 759,984 shares, equivalent at that time to 6% of the Company's fully diluted equity, for certain directors and officers.

        In 1998, options for 569,988 shares were terminated in connection with the Company's sale of its commercial development business and new options for 295,000 shares were granted. During 1999, options aggregating 270,000 shares were issued to certain officers and directors of the Company and its subsidiaries. These options have a term of 10 years and vested 50% after one year and the remaining 50% after two years.

        In May 2001, all outstanding options to purchase an aggregate of 754,996 shares of the Company's common stock were re-priced to $4.50 per share, which represented a premium of approximately 11.1% above the average closing price over the previous 30 trading days. The options, which were granted to certain directors and officers, carried previous exercise prices of $9.25 per share on 484,996 options granted in 1997 and 1998, and $7.00 per share on 270,000 options granted in 1999. In accordance with FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation", the modification of the options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option price and the quoted market price of the Company shares. Based on the market price of $5.53 per share at December 31, 2002, compensation expense of $.8 million was recorded during 2002. Future increases (or decreases) in the fair value of the Company's common stock above (or below) $5.53 per share would result in additional compensation expense (or income). As of December 31, 2002, the options had a weighted-average remaining life of 5.8 years.

        A summary of the status of the Company's stock option plan as of December 31, 2002 follows:

Options Outstanding	Number of Options	Weighted-Average Exercise Price
Options fully vested and exercisable at December 31, 2002	754,996	$4.50
Options available for future grants at December 31, 2002	4,988

        The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for variable accounting for repriced stock options as described above. The fair value of the options granted in 1999 was estimated using the Black-Scholes option-pricing model on the date of grant with the following assumptions: no dividend yield, volatility of 27%, risk-free interest rate of 6.24%, and an expected life of three years. The fair value of the options granted was estimated to be $.5 million ($1.85 per option) for options granted in 1999. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", net income in 2000 and 2001 (the final year of vesting) would have been as follows (in millions, except per share amounts):

	2000		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$5.6	$5.1	$11.1	$10.9

Net earnings per common share—basic and diluted	$.55	$.50	$1.10	$1.08

Note 12—Unaudited Quarterly Financial Information

        The following is a summary of quarterly financial information for 2001 and 2002 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2002
Revenues(a)	$2.9	$5.1	$5.2	$19.6	$32.8
Cost of sales	2.7	4.4	4.6	16.6	28.3
Gross operating profit	.2	.7	.6	3.0	4.5
Net income(b)	1.0	.6	—	.1	1.7
Other comprehensive loss(c)	(.8)	(.5)	—	(1.0)	(2.3)
Earnings per common share	$.10	$.06	$—	$.01	$.17
Weighted-average common shares outstanding	10.1	10.1	10.1	10.1	10.1
	First	Second	Third	Fourth	Full Year
2001
Revenues(a)	$12.0	$13.3	$7.4	$6.3	$39.0
Cost of sales	10.0	11.4	5.9	5.6	32.9
Gross operating profit	2.0	1.9	1.5	.7	6.1
Net income(d)	1.1	4.4	1.0	4.6	11.1
Other comprehensive loss	—	—	—	(.1)	(.1)
Earnings per common share	$.11	$.44	$.10	$.45	$1.10
Weighted-average common shares outstanding	10.1	10.1	10.1	10.1	10.1

(a)
The Company recorded revenues from the delivery of 117 and 90 homes, respectively, in 2002 and 2001.

(b)
Net income for the first, second and third quarters of 2002 reflects $.9 million, $.3 million and $.2 million, respectively, of tax benefit from the resolution of certain contingent tax liabilities. Net income for the first and second quarters of 2002 also reflects $.4 million and $.8 million, respectively, of gains on sales of short-term investments.

(c)
Other comprehensive loss reflects reclassification adjustments for realized gains on short-term investments included in net income during the first and second quarters and a minimum pension liability adjustment reflected in the fourth quarter of 2002.

(d)
Net income for the second and fourth quarters of 2001 reflects $3.2 million and $2.3 million, respectively, of tax benefit from the resolution of certain contingent tax liabilities. Net income in the fourth quarter also reflects other income, before tax, of $6.2 million from the receipt of common stock as demutualization proceeds in connection with an insurance company's demutualization and initial public offering.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
  Item 6. Selected Financial Data
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