Form 10-Q
period 2003-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2003-05-07
CIK 840216

This Form 10-Q consists of 22 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares of Common Stock outstanding at April 30, 2003 was 10,057,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	December 31, 2002	March 31, 2003

ASSETS

Cash and cash equivalents	$9.2	$5.9
Real estate held for current development or sale	25.0	26.2
Land held for future development	151.9	152.4
Other assets	1.5	1.8

	$187.6	$186.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$5.0	$3.0
Project debt	9.8	11.0
Other liabilities	12.9	12.8

Total liabilities	27.7	26.8

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,057,212 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	141.3	141.7
Retained earnings	20.5	19.7
Accumulated other comprehensive loss	(2.4)	(2.4)
Total stockholders’ equity	159.9	159.5

	$187.6	$186.3

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2003

Revenues	$2.9	$3.9

Costs of sales	2.7	3.3

Gross margin	.2	.6

Selling, general and administrative expenses	1.0	1.3
Interest expense	.1	.1
Income from unconsolidated joint ventures	(.6)	(.1)
Other expense, net	—	.1

Loss before income taxes	(.3)	(.8)

Provision (benefit) for income taxes	(1.3)	—

Net income (loss)	$1.0	$(.8)

Other comprehensive loss:

Unrealized loss on short-term investments – available for sale	(.5)	—
Less: Reclassification adjustment for gains included in net income	(.3)	—

	(.8)	—

Total comprehensive income (loss)	$.2	$(.8)

Earnings (loss) per common share - basic	$.10	$(.08)

Earnings (loss) per common share - diluted	$.09	$(.08)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2002	2003

Cash flows from operating activities:
Net income (loss)	$1.0	$(.8)
Adjustments to reconcile to cash used in operating activities:
Non-cash interest expense	.1	.1
Deferred income taxes	.3	—
Gains on sales of short-term investments	(.3)	—
Stock-based compensation expense	.1	.4
Gains on sales of real estate held for current development or sale	(.2)	(.6)
Proceeds from asset sales, net	2.9	3.9
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(3.4)	(4.5)
Investments in land held for future development	(1.4)	(.5)
Decrease (increase) in other assets	.3	(.3)
Decrease in accounts payable, accrued and other liabilities, net	(2.4)	(2.2)

Cash used in operating activities	(3.0)	(4.5)

Cash flows from financing activities:
Borrowings of project debt	.1	3.7
Repayments of project debt	—	(2.5)

Cash provided by financing activities	.1	1.2

Net decrease in cash and cash equivalents	(2.9)	(3.3)

Cash and cash equivalents - beginning of period	8.7	9.2

Cash and cash equivalents - end of period	$5.8	$5.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$(.1)	$(.6)

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments – available for sale recorded as other comprehensive loss	(.5)	—
Reclassification adjustment for gains included in net income	(.3)	—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three months ended March 31, 2002 and 2003, the weighted-average common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2002, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options, but not the exercise price of outstanding warrants. Therefore, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted average common shares assuming dilution, in the related statement of operations. For the three months ended March 31, 2003, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options, but not warrants. However, the options are not included in the loss per share calculation because the effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the three months ended March 31, 2002 and 2003, the Company recorded stock-based compensation expense of $143,000 and $476,000, in net income (loss) as a result of the May 2001 repricing of outstanding stock options. The effects on net income (loss) and earnings (loss) per share were disclosed according to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” through 2001, when the options were fully vested. Therefore, the only effects on net income (loss) and earnings (loss) per share of stock-based employee compensation shown below are those related to APB Opinion No. 25 (in millions except per share amounts):

	Three months ended March 31,
	2002	2003
Net income (loss), as reported	$1.0	$(.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.5
Proforma net income (loss)	$1.1	$(.3)

Earnings per share:
Basic – as reported	$.10	$(.08)
Basic – Proforma	$.11	$(.03)
Diluted – as reported	$.09	$(.08)
Diluted – Proforma	$.10	$(.03)

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development and other long-lived assets in accordance with SFAS No.144, which requires an impaired asset to be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed a recapitalization (the “Recapitalization”) and applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) and the carrying value of real estate properties was adjusted to fair value. Following the California Coastal Commission’s November 2000 suggested modifications to the Bolsa Chica Local Coastal Program to limit development to only the upper bench of the Company’s 208-acre Bolsa Chica Mesa (see Note 3), the Company evaluated this asset’s carrying value. The Company updated its analysis as of December 31, 2001 and 2002, and has noted no indicators of impairment since that date. Therefore, since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica mesa and the Company’s additional 242 acres at Bolsa Chica exceed its March 31, 2003 carrying value, the Company believes that there has been no impairment.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of such interpretation on December 31, 2002, and the recognition provision on January 1, 2003, as required. The Company’s adoption of such interpretation did not have a material impact on its results of operations or financial position. Additional disclosures are presented in Note 7 to these consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities. “In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted all requirements of FIN No. 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period beginning after June 25, 2003. The adoption of the requirements of FIN No. 46 did not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

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

In November 2000, in response to the April 1999 Court of Appeal’s decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and decided to limit development to only the upper bench of the Bolsa Chica Mesa (the “Upper Mesa”). The Coastal Commission’s November 2000 suggested modifications to the LCP would prohibit the Company and other landowners from development on the approximately 100-acre lower bench of the Bolsa Chica Mesa (the “Lower Mesa”). In May 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission’s suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission’s suggested modifications would remove 140 acres of viable residentially-zoned land from the County’s plan.

In January 2001, the Company legally challenged the Coastal Commission’s November 2000 decision to substantially change the previously approved LCP. The Company’s petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenged the Commission’s November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. On February 14, 2003 the court issued a ruling which denied the Company’s petition on the grounds that the Coastal Commission’s November 2000 decision expired by operation of law when the County rejected the Coastal Commission’s suggested modifications. As a result, the Coastal Commission’s decision to prohibit development on the Lower Mesa is no longer of any force or effect. The Company intends to continue its pursuit of reasonable development on the Bolsa Chica Mesa.

The Company is currently pursuing approval of permits for development of the Upper Mesa. During May 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan also requires approval by the Coastal Commission. The Company submitted a Coastal Development Permit (“CDP”) application for this plan to the Coastal Commission in November 2002. The Company is in the process of responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP later this year, or early next year. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

Upon completion of the Company’s Recapitalization as discussed in Note 2, the Company applied the principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company’s stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year end since December 31, 2000, and has noted no indicators of impairment since that date. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets and based upon the Company’s assessment of estimated undiscounted future cash flows, no provision for impairment has been considered necessary subsequent to the Recapitalization.

The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. At such time as the Company’s homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the ultimate values of the Company’s land held for future development are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues. The development of the Company’s Bolsa Chica Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc., enters into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (5.0% at March 31, 2003).  The following amounts were available and outstanding under these loan facilities as of December 31, 2002 and March 31, 2003 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	December 31, 2002	March 31, 2003

North Corona	$17.1	93	10/29/03	$6.4	$6.5
Riverside	7.8	37	7/28/03	2.1	3.1
Riverside	6.4	47	10/10/03	1.3	1.4
				$9.8	$11.0

For the three months ended March 31, 2002 and 2003, approximately $100,000 of construction period interest was capitalized to projects in the construction stage for each period.

Note 5 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended March 31,
	2002	2003
Current taxes	$(.2)	$—
Deferred taxes	(.2)	—
Reduction in contingent tax liabilities	(.9)	—
Provision (benefit) for income taxes	$(1.3)	$—

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income. Increases in the deferred tax asset valuation allowance on NOLs are recorded when the Company determines that it cannot conclude that it is more likely than not that it will utilize additional NOLs to offset taxable income. During the three months ended March 31, 2003, increases in valuation allowances on post-Reorganization NOLs of approximately $300,000 were recorded, which resulted in no deferred tax benefits for the period. Pursuant to Fresh-Start Reporting, during the three months ended March 31, 2002, deferred tax benefits resulting from reductions in valuation allowances on pre-Reorganization NOLs of approximately $200,000 were reflected by increasing the Company’s capital in excess of par value.

During 1998, the Company executed a settlement agreement with the Internal Revenue Service (“IRS”) with respect to adjustments proposed to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. As a result of this agreement, in February 1999 the Company paid $759,000 in full settlement of the IRS claims. The Company has reviewed the extent of potential accompanying state tax liability adjustments and does not believe that any such adjustments would have a negative material impact on the Company’s financial statements. Nearly all of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income taxes, the Company reduced its reserves by approximately $900,000 during the first quarter of 2002. The reduction in estimated tax liabilities is reflected as an income tax (benefit).

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of March 31, 2003 were approximately $181 million. The amount of federal NOLs which expire if not utilized is $6 million, $20 million, $8 million, $19 million and $128 million for 2005, 2006, 2007, 2008 and thereafter, respectively.

The Company amended its certificate of incorporation in October 1999, in response to an unsolicited written consent from a majority of its stockholders,  in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 8% as of March 31, 2003.

Note 6 – Stock Plans

In accordance with Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the May 2001 modification of stock options requires that they be accounted for as variable awards, which measures compensation expense as the difference between the option exercise price and the quoted market price of the Company shares. Accordingly, during the current quarter,  $476,000 of expense was recorded based upon the Company’s market price of $6.16 per share at March 31, 2003 as compared with the December 31, 2002 market price of

$5.53 per share. Based upon the Company’s market price of $4.69 per share at March 31, 2002 versus the option exercise price of $4.50 per share, the Company recorded compensation expense of $143,000 during the quarter ended March 31, 2002. Future increases (or decreases) in the fair value of the Company’s common stock above (or below) the March 31, 2003 market price of $6.16 would result in additional compensation expense (or income). Such adjustment would be offset by an adjustment to capital in excess of par value.

Note 7 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	December 31, 2002	March 31, 2003
Net deferred taxes and other tax liabilities	$3.7	$3.7
Accrued pensions and benefits	4.8	4.8
Home warranty reserves	1.2	1.2
Contingent indemnity and environmental obligations	4.4	4.2
Unamortized discount	(1.2)	(1.1)
	$12.9	$12.8

Contingent indemnity and environmental obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and a subsidiary of the Company’s liability for PCB contamination on its 42-acre Bolsa Chica lowlands property as further described below.

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement, whereby Dresser acquired an engineering and construction business from a former parent of the Company. Dresser’s indemnity claims relate to several hundred contested asbestos claims made by third parties in connection with work in facilities with which the business disposed of by the former parent was allegedly connected. The Company was not formed until September 1988 and, upon being spun-off in December 1988, indemnified its former parent for potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company believes its indemnity for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. This litigation is in the early stages of discovery and the Company intends to vigorously defend itself in this case and related matters. The Company also believes that it has a number of other meritorious defenses to this litigation. Thus far, no claim for monetary damages has been made in connection with this litigation and, given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company currently believes its reserves are adequate, damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations or financial condition, in the event that such an award was to be rendered against the Company.

In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in 1999, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. On July 1, 2002 a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary is in the process of preparing a Remedial Investigation Workplan, and upon obtaining DTSC approval, will perform additional sampling on the property to determine the nature and extent of contamination. The Company’s financial statements include a reserve of approximately $700,000 for environmental testing and remediation of this property. While the reserve reflects the estimate for the minimum costs which are probable and estimable, such reserve may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until additional soils sampling and analysis are completed later this year, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $1.0 million to $2.0 million in excess of the current reserve. There is no maximum limitation to the subsidiary of the Company’s obligation to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company’s subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

The Company provides a home warranty reserve to reflect its contingent liability for product warranty. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity for the three month periods is presented below:

	March 31, 2002	March 31, 2003

Balance at beginning of period	$1.2	$1.2
Provision	—	—
Payments	—	—
Balance at end of period	$1.2	$1.2

Note 8 – Commitments and Contingencies

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses.  There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities are supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters.

Legal Proceedings

See Note 7 for a discussion of pending litigation filed against the Company by Dresser.

There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2 -                                                                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2003, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission (“Coastal Commission”) for  development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii)  maintain profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

Over the last three years (2000 – 2002), the Company has generated gross margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, and expects to begin an additional project in the city of Chino in San Bernardino County during the second quarter of 2003. These homebuilding projects are expected to generate significant cash flows and modest gross margins through the first quarter of 2005. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2004 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company’s development plan for 379 homes on the Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 82% of total assets at March 31, 2003. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission recommendation to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. The Company is currently pursuing approval of development permits for the Upper Mesa. In May 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The Company submitted a CDP application for this plan to the Coastal Commission in November 2002. The Company is currently in the process of responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP later this year, or early next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, in November 2002, voters approved a $3.4 billion bond measure on California’s ballot known as Proposition 50 and entitled the “Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds.” The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of all or a part of the Bolsa Chica Mesa. The State is conducting an appraisal of the Bolsa Chica Mesa, however, there can be no assurances that the Company will ever receive an offer from the State for the Bolsa Chica Mesa; reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

The Company believes that the Bolsa Chica Mesa can ultimately be developed and will realize an amount that is substantially in excess of the $152.4 million book value presently reflected in the Company’s consolidated financial statements, although there can be no assurance in that regard. The Company also believes that the current and historic public trading prices of the Company’s common stock have not adequately reflected the Bolsa Chica Mesa’s true value. From time to time, the Company has received outside appraisals on an “as developed basis” which have supported the

Company’s beliefs. Therefore, the Company has no present intention of selling the Bolsa Chica Mesa to the State at any price that is not substantially in excess of present book value.

Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value which was established as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 2 to the Consolidated Financial Statements, as adjusted by subsequent activity. The Company’s real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

Impact of Inflation; Changing Prices and Economic Conditions

Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, gross margin from home sales would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can also result in lower gross margin from home sales. The volatility of interest rates could have an adverse effect on the Company’s future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to the Company.

During the last six months of 2001 it became apparent that both the national and California economies were in a recession, and economic data for 2002 and early 2003 have not yielded convincing evidence of an economic recovery. Therefore, there can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past several years, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their continuing effects on the economy; (iv) economic uncertainty related to the recent war with Iraq; and (v) the State of California’s $35 billion estimated budget deficit, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

While low mortgage rates appear to have sustained housing demand to date, any future increase in mortgage rates or significant loss of jobs in southern California would most likely slow demand for new homes. Increases in home mortgage interest rates make it more difficult for the Company’s customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of new homes in southern California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.

All of the Company’s active homebuilding projects are located in the “Inland Empire” area of southern California, which includes Riverside and San Bernardino counties. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue lot acquisition opportunities throughout southern California.

Critical Accounting Policies

In the preparation of the Consolidated Financial Statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies that the Company believes are critical and require the use of complex judgment in their application. The Company’s critical accounting policies include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by its significant federal tax net operating losses.

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, to be written down to fair value. Given the significance of the carrying value of land held for future development, the application of SFAS No. 144 in evaluating any potential impairment is critical to the Company’s consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements. At such time as the Company’s homebuilding activities at Bolsa Chica commence, the Company would be required to account for such property at the lower of cost or market, which may necessitate a write-down of its carrying value. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Income Taxes

The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses (“NOLs”). A valuation allowance related to the deferred tax asset is recorded when uncertainties preclude the Company from determining that it is more likely than not that some portion or all of the deferred tax asset will be realized. Given the significance of the Company’s historical federal tax NOLs, as discussed in Note 5 to the Consolidated Financial Statements, the application of the Company’s policy in evaluating the expected future benefit of NOLs is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. The Company applies its accounting policies on a consistent basis. As circumstances change, they are considered in the Company’s estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

Homebuilding Revenues and Cost of Sales

The Company’s homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes is designed to appeal to move-up homebuyers and the homes are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer, and the earnings process is complete. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The Company’s construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company’s estimates are based on historical results, adjusted for current factors.

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

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing project debt and internally generated cash to fund construction of the second phase of the North Corona project and the Riverside projects, and is utilizing internally generated cash to fund the first phase of the North Corona project and the Bolsa Chica project. As of March 31, 2003, the Company had internally financed approximately $15.0 million of investments in homebuilding projects. These projects are expected to generate approximately $18.0 million of positive cash flows during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash and cash equivalents as of March 31, 2003 were approximately $5.9 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and Bolsa Chica, along with general and administrative expenses and certain liabilities, for the next 12 months.

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots over a specified period of time at predetermined prices. The Company has the right at its discretion to terminate the obligations under these option agreements by forfeiting the cash deposit with no further financial responsibility. The Company may enter into land development and homebuilding joint ventures from time to time as a means of expanding its market opportunities, establishing strategic alliances, managing its risk profile and leveraging the Company’s capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimizes the use of funds from other corporate financing sources.

Homebuilding

North Corona.  In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as Providence Ranch. The community of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $295,000. During 2002 and the first quarter of 2003, 58 homes and one home were delivered, respectively. As of May 5, 2003, 11 additional homes had been delivered and four homes remained in escrow.

In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. These homes are being sold from the original model complex and as of May 5, 2003, 44 homes had been released for sale at an average price of $334,000 and 42 were in escrow.

Riverside.  During 2002 and the first quarter of 2003, the Company acquired a total of 84 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as Victoria Grove. This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 41 additional lots for a total project of 125 homes, including two product types. The Company began home construction and opened for sales during August 2002 on the Harvest product which is comprised of 60 homes, averaging 2,934 square feet.  All 60 homes in the Harvest product type have been released for sale at an average home price of approximately $330,000. As of May 5, 2003, 15 homes had been delivered, including 10 during the first quarter of 2003 and of the 45 remaining homes, 41 were in escrow.

The Company began construction of homes on the larger Jasper Ranch product during the second quarter of 2003, which is comprised of 65 homes, averaging 3,648 square feet.  The Company expects to open for sales on these homes during the second quarter of 2003.

Chino.  The Company has an agreement to acquire 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community encompassing 244 homes, and the Company expects to complete the purchase of the 77 lots during the second quarter of 2003.

Financial Condition

March 31, 2003 Compared with December 31, 2002

Cash flows from homebuilding operations for the first quarter of 2003 primarily reflect a use of cash for investments in real estate and construction costs of $4.5 million and payment of accrued construction costs of approximately $1.0 million, funded by real estate sales proceeds of $3.9 million from deliveries of 13 homes, and net borrowing under project debt financing of $1.2 million. Significant uses of cash include approximately $500,000 for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process and selling, general and administrative expenses of approximately $800,000, excluding non-cash compensation expense of $476,000. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $3.3 million decrease in cash and cash equivalents.

Accounts payable and accrued liabilities decreased by $2.0 million, to a balance of $3.0 million as of March 31, 2003, primarily reflecting payments of accounts payable for construction costs, state income taxes, and homebuilding employees’ bonuses.

The increase in capital in excess of par value reflects recognition of non-cash compensation expense recorded under variable accounting for repriced stock options.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter to quarter and from year to year.

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

The Company reported revenues of $3.9 million and gross operating profit of approximately $600,000 for the first quarter of 2003, compared with $2.9 million in revenues and gross operating profit of approximately $200,000 for the first quarter of 2002. Revenues in the current period reflect deliveries of 13 homes, including two homes at the Company’s Yucaipa project, one home at the North Corona project and the first 10 homes at the Riverside project. The comparable period of the prior year reflects deliveries of 12 homes at the Yucaipa project. The current quarter’s gross margin of 15% is higher than the prior period gross margin of 7%, due to the higher profitability of the Riverside project.

The $300,000 increase in selling, general and administrative expenses during the first quarter of 2003, as compared to the first quarter of 2002, reflects $476,000 of non-cash compensation expense recorded pursuant to variable accounting for repriced options in the recent quarter compared with approximately $143,000 of such expense in the first quarter of 2002.

Income from unconsolidated joint ventures of approximately $600,000 for the three months ended March 31, 2002 reflects the sale of the final four homes at the Fairbanks Highlands project, which was completed in 2002.

During the three months ended March 31, 2002, the Company recorded a tax benefit of $1.3 million, including $900,000 in connection with the reduction in reserves for contingent tax liabilities, reversal of $200,000 of alternative minimum taxes payable due to a change in the federal income tax law enacted in that quarter, and a $200,000 tax benefit from a reduction in the deferred tax asset valuation allowance on post-Reorganization state NOLs.  During the three months ended March 31, 2003, increases in the valuation allowances on post-Reorganization NOLs were recorded due to the uncertainty of realizing such deferred tax assets, which offset the tax benefit for the period.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of March 31, 2003 (in millions):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Project debt	$11.0	$11.0	—	—	—
Operating leases	.4	.2	.2	—	—
Total	$11.4	$11.2	$.2	—	—

The Company’s purchase contracts which are made in the normal course of its homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including the Company’s other tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. The Company has provided additional disclosure in its Consolidated Financial Statements in Notes 7 and 8.

Safe Harbor, Statement Under the Private Securities Litigation Act of 1995

Certain of the foregoing information and the information following this Item 2 contains forward-looking statements that relate to future events or the Company’s future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.  These forward-looking statements include, but are not limited to, (1) statements about the Company’s plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to continue relationships with current or future partners; (5) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (6) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (7) the condition and adequacy of the Company’s properties; (8) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (9) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (10) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (11) the future condition of the real estate market in southern California; (12) the possible negotiation of a sale transaction with the State of California and the ability to realize a sales price for the Bolsa Chica Mesa that is substantially in excess of book value; (13) general economic and business conditions; (14) interest rate changes; (15) the relative stability of debt and equity markets; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) shortages and the cost of labor; (19) weather related slowdowns; (20) slow growth and no growth initiatives or moratoria; (21) governmental regulation, including the interpretation of tax, labor and environmental laws; (22) changes in consumer confidence and preferences; (23) accounting changes; (24) terrorist acts and other acts of war; (25) other factors over which the Company has little or no control; and (26) other statements contained herein that are not historical facts.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of March 31, 2003, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2003 of approximately $100,000.

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

PART II - OTHER INFORMATION

ITEM 1 -                                                 Legal Proceedings

See Note 7 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 6 -                                                 Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.1                           Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of March 17, 2003.

10.2                           Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of March 17, 2003.

99.1                           Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

99.2                           Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

(b)                                 Reports on Form 8-K:

Current report on Form 8-K dated February 18, 2003, attaching a press release regarding  a February 14, 2003 court opinion, a copy of which was attached.

Current report on Form 8-K dated February 27, 2003, attaching a press release reporting fourth quarter and year end results, a copy of which was attached.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2003	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer

Certifications

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Sandra G. Sciutto
Sandra G. Sciutto
Chief Financial Officer