Form 10-Q
period 2003-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2003-08-07
CIK 840216

This Form 10-Q consists of 22 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☐       No   ☒

The number of shares of Common Stock outstanding at July 31, 2003 was 10,057,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Cash and cash equivalents	$5.3	$9.2
Real estate held for current development or sale	39.4	25.0
Land held for future development	152.8	151.9
Other assets	1.8	1.5

	$199.3	$187.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.3	$5.0
Project debt	18.1	9.8
Other liabilities	12.1	12.9

Total liabilities	34.5	27.7

Minority interest	3.9	—

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,057,212 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	142.2	141.3
Retained earnings	20.6	20.5
Accumulated other comprehensive loss	(2.4)	(2.4)
Total stockholders’ equity	160.9	159.9

	$199.3	$187.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$9.2	$5.1	$13.1	$8.0

Costs of sales	7.6	4.4	10.9	7.1

Gross operating profit	1.6	.7	2.2	.9

Selling, general and administrative expenses	.9	.9	1.7	1.9
Interest expense	—	—	.1	.1
Income from unconsolidated joint ventures	(.2)	—	(.3)	(.6)
Other expense (income), net	.6	(.6)	.7	(.6)

Income before income taxes	.3	.4	—	.1

Provision (benefit) for income taxes	—	(.2)	(.1)	(1.5)

Net income	$.3	$.6	$.1	$1.6

Other comprehensive income:

Unrealized gain on short-term investments – available for sale	—	.5	—	—
Less: Reclassification adjustment for gains included in net income	—	(1.0)	—	(1.3)

Total comprehensive income	$.3	$.1	$.1	$.3

Earnings per common share – basic	$.03	$.06	$.01	$.16

Earnings per common share – diluted	$.03	$.06	$.01	$.15

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$.1	$1.6
Adjustments to reconcile to cash used in operating activities:
Non-cash interest expense	.1	.1
Deferred income taxes	—	(.1)
Gains on sales of short-term investments	—	(1.2)
Stock-based compensation expense	—	.3
Gains on sales of real estate held for current development or sale	(2.2)	(.9)
Proceeds from home sales	13.1	8.0
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(25.3)	(11.4)
Investments in land held for future development	(.9)	(3.0)
Decrease (increase) in other assets	(.3)	.7
Decrease in accounts payable, accrued and other liabilities, net	(.7)	(2.4)

Cash used in operating activities	(16.1)	(8.3)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	7.4

Cash provided by investing activities	—	7.4

Cash flows from financing activities:
Borrowings of project debt	14.3	.1
Minority interest	3.9	—
Repayments of project debt	(6.0)	(2.7)
Release of restricted cash	—	1.5

Cash provided by (used in) financing activities	12.2	(1.1)

Net decrease in cash and cash equivalents	(3.9)	(2.0)

Cash and cash equivalents - beginning of period	9.2	8.7

Cash and cash equivalents - end of period	$5.3	$6.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$(.6)	$(.5)

Supplemental disclosures of non-cash investing and financing activities:
Utilization of pre-Reorganization net operating losses to offset tax liabilities, credited to stockholder’s equity	—	.7
Reclassification adjustment for gains included in net income	—	(1.3)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and the current year’s previously issued Quarterly Report on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors including, without limitation, the factors discussed generally in this report.

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three and six months ended June 30, 2003 and 2002, the weighted-average number of common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and six months ended June 30, 2003, and the three and six months ended June 30, 2002, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options, but not the exercise price of outstanding warrants. Therefore, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted average common shares outstanding assuming dilution in the related statement of operations.

Stock-Based Compensation – Change in Accounting

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). As a result of the May 2001 repricing of outstanding stock options, the Company accounted for the options as variable awards and recorded non-cash stock-based compensation expense on a cumulative basis as the difference between the option exercise price and the quoted market price of the Company’s common stock. From May 2001 through the first quarter of 2003, non-cash compensation expense was reflected for price adjustments recorded pursuant to variable accounting for repriced options.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized for the three and six months ended June 30, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$.3	$.6	$.1	$1.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	.2	—	.3
Proforma net income	$.3	$.8	$.1	$1.9

Earnings per share:
Basic – as reported	$.03	$.06	$.01	$.16
Basic – Proforma	$.03	$.08	$.01	$.19
Diluted – as reported	$.03	$.06	$.01	$.15
Diluted – Proforma	$.03	$.08	$.01	$.18

In adopting SFAS 123 retroactive to January 1, 2003, the Company has reversed $476,000 of non-cash stock-based compensation expense recorded in the first quarter of 2003 as prescribed by SFAS 148. Accordingly, the following amounts from the Company’s financial statements for the three months ended March 31, 2003 have been revised from amounts previously reported to account for stock compensation expense under the fair value method prescribed by SFAS 123, in accordance with the modified prospective method of SFAS 148 (in millions, except per share amounts):

	March 31, 2003
	As Reported	As Adjusted

Other liabilities	$12.8	$12.7
Capital in excess of par value	141.7	141.3
Retained earnings	19.7	20.3
Stockholders’ equity	159.5	159.6

Selling, general and administrative expenses	1.3	.8
Loss before income taxes	(.8)	(.3)
Provision (benefit) for income taxes	—	(.1)
Net loss	(.8)	(.2)

Loss per common share – basic	(.08)	(.02)
Loss per common share – diluted	(.08)	(.02)

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including land held for future development and real estate held for current development or sale in accordance with SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Impairment write-downs are recorded as adjustments to the cost basis of the real estate. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of such interpretation on December 31, 2002, and the recognition provision on January 1, 2003, as required. The Company’s adoption of such interpretation did not have a material impact on its results of operations or financial position. Additional disclosures are presented in Note 6 to these consolidated financial statements.

In December 2002, the FASB issued SFAS 148, which amends SFAS 123, to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB 25 to the fair value recognition provisions under SFAS 123. The Company adopted the recognition provisions of SFAS 123 during the second quarter of 2003 pursuant to the “modified prospective method” of adoption allowed by SFAS 148, as described above. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the proforma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company has provided the required disclosures above. The adoption of SFAS 148 may have a significant impact on the Company’s future consolidated results of operations due to the elimination of the potential future effects of variable accounting for repriced stock options.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted all requirements of FIN 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period beginning after June 25, 2003. The adoption of the requirements of FIN 46 did not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS 150 will have a significant impact on its financial statements.

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

A Local Coastal Program (“LCP”) for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the “Coastal Commission”) in January 1996. In October 1997, in response to a trial court decision in connection with a lawsuit which challenged the 1996 approvals of the Coastal Commission (the “Coastal Act Lawsuit”), the Coastal

Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on the Bolsa Chica Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission’s suggested modifications. However, this approval was challenged in court and appealed to the Court of Appeals.

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

In January 2001, the Company challenged the Coastal Commission’s November 2000 decision to substantially change the previously approved LCP. The Company’s petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenged the Commission’s November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. On February 14, 2003 the court issued a ruling which denied the Company’s petition on the grounds that the Coastal Commission’s November 2000 decision expired by operation of law when the County rejected the Coastal Commission’s suggested modifications. As a result, the Coastal Commission’s decision to prohibit development on the Lower Mesa is no longer of any force or effect. In addition, the court’s opinion recommended that the Company put a new, legally reviewable plan before the Commission and, accordingly, the Company is continuing its pursuit of reasonable development on the Bolsa Chica Mesa as discussed below.

The Company is currently pursuing approval of permits for development of the Upper Mesa. During May 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan also requires approval by the Coastal Commission. The Company submitted a Coastal Development Permit (“CDP”) application for this plan to the Coastal Commission in November 2002. The Company is in the process of responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP early next year, however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

On September 2, 1997, the Company completed a recapitalization (the “Recapitalization”) and applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company’s stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year end since December 31, 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted future cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the upper bench of the Bolsa Chica mesa and the Company’s additional 242 acres at Bolsa Chica exceed its June 30, 2003 carrying value, the Company believes that there has been no impairment.

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

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc., enters into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (4.75% at June 30, 2003).  The following amounts were available and outstanding under these loan facilities as of June 30, 2003 and December 31, 2002 ($ in millions):

				Outstanding at
Project	Amount of Facility	Number of Lots	Maturity Date	June 30, 2003	December 31, 2002

North Corona	$17.1	93	10/29/03	$8.8	$6.4
Riverside	7.8	37	7/28/03	—	2.1
Riverside	6.4	47	10/10/03	1.4	1.3
Chino	15.4	77	5/30/04	7.9	—
	$46.7			$18.1	$9.8

Construction period interest was capitalized to projects in the construction stage in the amount of approximately $100,000 and $300,000 for the three and six months ended June 30, 2003, respectively, and less than $100,000 for each of the three and six months ended June 30, 2002.

Note 5 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Current tax (benefit)	$—	$.1	$—	$(.1)
Deferred tax (benefit)	.1	.1	—	(.1)
Reduction in contingent tax liabilities	(.1)	(.4)	(.1)	(1.3)
Provision (benefit) for income taxes	$—	$(.2)	$(.1)	$(1.5)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on net operating losses (“NOLs”) are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income. Increases in the deferred tax asset valuation allowance on NOLs are recorded when the Company cannot conclude that it is more likely than not that it will utilize additional NOLs to offset taxable income. Pursuant to Fresh-Start Reporting, during the second quarter of 2003 and 2002, deferred tax benefits resulting from reductions in valuation allowances on pre-Reorganization NOLs of approximately $900,000 and $200,000, respectively, were reflected by increasing the Company’s capital in excess of par value.

During 1998, the Company executed a settlement agreement with the Internal Revenue Service (“IRS”) with respect to adjustments proposed to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. As a result of this agreement, in February 1999 the Company paid $759,000 in full settlement of the IRS claims. Nearly all of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims to approximately $100,000 as of June 30, 2003. In conjunction with periodic reviews of the adequacy of reserves for estimated state income taxes, the Company reduced its reserves by approximately $900,000 and $400,000 during the first and second quarters of 2002, and by approximately $100,000 during the second quarter of 2003. The Company has consistently evaluated its tax reserves based on an analysis of open statutes by state. Tax reserves are reduced by the estimated exposure for each individual state upon the expiration of the state’s statute of limitations. Each reduction in estimated tax liabilities has been reflected as an income tax (benefit).

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of June 30, 2003 were approximately $181 million. The amount of federal NOLs which expire if not utilized is approximately $6 million, $20 million, $8 million, $19 million and $128 million for 2005, 2006, 2007, 2008 and thereafter, respectively.

The Company amended its certificate of incorporation in October 1999, in response to an unsolicited written consent from a majority of its stockholders,  in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 8% as of June 30, 2003.

Note 6 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	June 30, 2003	December 31, 2002
Net deferred taxes and other tax liabilities	$2.7	$3.7
Accrued pensions and benefits	4.8	4.8
Home warranty reserves	1.2	1.2
Contingent indemnity and environmental obligations	4.5	4.4
Unamortized discount	(1.1)	(1.2)
	$12.1	$12.9

Contingent indemnity and environmental obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and a liability of a subsidiary of the Company for PCB contamination on its 42-acre Bolsa Chica lowlands property as further described below.

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement, whereby Dresser acquired an engineering and construction business from a former parent of the Company, and the former parent agreed to indemnify Dresser against certain pre-closing claims. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorneys’ fees and costs. Dresser’s indemnity claims relate to several hundred lawsuits encompassing approximately 2,500 contested asbestos claims made by third parties in connection with work in facilities with which the disposed-of business was allegedly connected. The Company was not formed until September 1988 and, upon being spun-off in December 1988, indemnified its former parent for its parent’s potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company believes its former parent’s agreement to indemnify Dresser for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. This litigation is in the early stages of discovery and the Company intends to vigorously defend itself in this case and related matters. The Company also believes that it has a number of other meritorious defenses to this litigation. Given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company currently believes its reserves are adequate, damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition, in the event that such an award was to be rendered against the Company.

In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. On July 1, 2002 a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary is in the process of preparing a Remedial Investigation Workplan, and upon obtaining DTSC approval, will perform additional sampling on the property to determine the nature and extent of contamination. As of June 30, 2003, the Company has accrued approximately $1.3 million for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until additional soils sampling and analysis are completed later this year, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $500,000 to $1.5 million in excess of the current accrual. There is no maximum limitation to the subsidiary of the Company’s obligation to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company’s subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

The Company provides a home warranty reserve to reflect its contingent liability for product warranty. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity for the six month periods is presented below:

	June 30, 2003	June 30, 2002

Balance at beginning of period	$1.2	$1.2
Provision	.1	—
Payments	(.1)	(.1)
Balance at end of period	$1.2	$1.1

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The LLC acquired the 77 lots in May 2003 and is currently constructing the on-site infrastructure for the homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the Managing Member of the LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-Managing Member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. The losses of the non-Managing Member are limited to the amount of its capital contribution of approximately $4 million.

Note 8 – Commitments and Contingencies

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses.  There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities are supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters; however there can be no assurance in that regard.

Legal Proceedings

See Note 6 for a discussion of pending litigation filed against the Company by Dresser.

There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations; however there can be no assurance in that regard.

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

Over the last three years (2000 – 2002), the Company has generated gross margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, and in the city of Chino in San Bernardino County. These homebuilding projects are expected to generate significant cash flows and improved gross margins through 2004. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential land development and lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond the first quarter of 2005 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company’s development plan for 379 homes on the Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 77% of total assets at June 30, 2003. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission recommendation to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. The Company is currently pursuing approval of development permits for the Upper Mesa. In May 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The Company submitted a CDP application for this plan to the Coastal Commission in November 2002. The Company is currently in the process of responding to comments from the Coastal Commission staff to have its CDP application deemed complete and currently expects the Coastal Commission to hold a public hearing on the CDP early next year. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to when development could commence, or as to the number of acres or homes the Company will be permitted to develop, or that further litigation or administrative delay will not result.

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

The Company believes that the Bolsa Chica Mesa can ultimately be developed and will realize an amount that is substantially in excess of the $152.8 million book value presently reflected in the Company’s consolidated financial statements, although there can be no assurance in that regard. The Company also believes that the current and historic public trading prices of the Company’s common stock have not adequately reflected the Bolsa Chica Mesa’s true value. However, there can be no assurance that such public trading price will ever reflect what the Company may believe to be the true value of the Bolsa Chica Mesa. From time to time, the Company has received outside appraisals on an “as developed basis” which have supported the Company’s beliefs. Therefore, the Company has no present intention of selling the Bolsa Chica Mesa to the State at any price that is not substantially in excess of present book value.

Land held for future development (Bolsa Chica) is carried at fair value which was established as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 3 to the Consolidated Financial Statements, as adjusted by subsequent activity. The Company’s real estate properties (real estate held for current development or sale and land held for future development) are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals (as discussed above) and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

Impact of Inflation; Changing Prices and Economic Conditions

Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, gross margin from home sales would decrease. If interest rates increase, construction and financing costs would also increase, which can also result in lower gross margin from home sales. The volatility of interest rates could have an adverse effect on the Company’s future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to the Company.

There can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past several years, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their continuing effects on the economy; (iv) economic uncertainty related to the recent war with Iraq; and (v) the State of California’s $38 billion estimated budget deficit, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

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

All of the Company’s active homebuilding projects are located in the “Inland Empire” area of southern California, which includes Riverside and San Bernardino counties. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue land development and lot acquisition opportunities throughout southern California.

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

Stock-Based Compensation

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). As a result of the May 2001 repricing of outstanding stock options, the Company accounted for the options as variable awards and recorded non-cash stock-based compensation expense on a cumulative basis as the difference between the option exercise price and the quoted market price of the Company’s common stock. From May 2001 through the first quarter of 2003, non-cash compensation expense was reflected for price adjustments recorded pursuant to variable accounting for repriced options.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change is retroactive to January 1, 2003, and compensation cost recognized for the three and six months ended June 30, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of SFAS 123 may have a significant impact on the Company’s future consolidated results of operations, due to the elimination of the potential future effects of variable accounting for repriced stock options.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets including land held for future development (the Bolsa Chica project) and real estate held for current development or sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Impairment write-downs are recorded as adjustments to the cost basis of the real estate. Given the significance of the carrying value of land held for future development, the application of SFAS No. 144 in evaluating any potential impairment is critical to the Company’s consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements. Accordingly, the amount ultimately realized from the Bolsa Chica project may differ materially from current estimates and the project’s carrying value.

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

Homebuilding Revenues and Cost of Sales

The Company’s homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and the homes are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer, and the earnings process is complete. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The Company’s construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company’s estimates are based on historical results, adjusted for current factors.

Warranty Costs

Warranty reserves are established as homes close escrow on a per-unit basis in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and geographical areas. There can be no assurance that the amount reserved will be sufficient to fully satisfy all warranty-related costs ultimately incurred during the warranty period.

Litigation Reserves

The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding disposed assets and businesses of the Company or former affiliates. The Company has reserved for costs expected to be incurred with respect to these cases based upon information provided by its legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included specific property financings, asset sales and available internal funds. The Company is currently utilizing project debt, joint venture contributions and internally generated cash to fund construction of the second phase of the North Corona project, the Riverside project and the Chino project, and is utilizing internally generated cash to fund the first phase of the North Corona project and the Bolsa Chica project. As of June 30, 2003, the Company had internally financed approximately $17.0 million of investments in homebuilding projects. These projects are expected to generate approximately $22.0 million of positive cash flows during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash and cash equivalents as of June 30, 2003 were approximately $5.3 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its project debt agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and Bolsa Chica, along with general and administrative expenses and certain liabilities, for the next 12 months.

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots over a specified period of time at predetermined prices. The Company has the right at its discretion to terminate the obligations under these option agreements by forfeiting the cash deposit with no further financial responsibility. The Company may enter into land development and homebuilding joint ventures from time to time as a means of expanding its market opportunities, establishing strategic alliances, managing its risk profile and leveraging the Company’s capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimizes the use of funds from other corporate financing sources.

Land Development

Oxnard.  In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the site, which includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 1,100 single-family and approximately 400 multi-family residential sites; however, these numbers are subject to change during the course of the entitlement process. The option contracts allow for two years, plus up to two additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The Company has the right at its discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

Homebuilding

North Corona.  In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as Providence Ranch. The community of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $298,000. During 2002 and the first half of 2003, 58 homes and 15 homes were delivered, respectively. Sales of the three models and the remaining seven homesites will be deferred until sales of the additional 93 lots which are discussed below are complete.

In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. These homes are being sold from the original model complex and as of August 4, 2003, 71 homes had been released for sale at an average price of $340,000 and all 71 homes were in escrow. Completion of homes and close of escrows is scheduled to begin early in the fourth quarter of 2003.

Riverside.  During 2002 and the first quarter of 2003, the Company acquired a total of 84 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as Victoria Grove. This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 41 additional lots for a total project of 125 homes, including two product types. The Company began home construction and opened for sales during August 2002 on the “Harvest” product which is comprised of 60 homes, averaging 2,934 square feet.  All 60 homes in the Harvest product type have been released for sale at an average home price of approximately $340,000. As of August 4, 2003, 24 homes had been delivered, including 14 during the second quarter of 2003. All of the 36 remaining homes are in escrow and are expected to close during the second half of 2003.

 The Company began construction of homes on the larger “Jasper Ranch” product during the third quarter of 2003, which is comprised of 65 homes, averaging 3,648 square feet.  The Company opened for sales on these homes during June of 2003. As of August 4, 2003, 10 homes had been released for sale at an average price of approximately $450,000 and three homes were in escrow.

Chino.  On May 30, 2003, the Company, through a joint venture, acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community encompassing 244 homes. Construction of homes averaging approximately 3,230 square feet is expected to begin during the third quarter of 2003.

Financial Condition

June 30, 2003 Compared with December 31, 2002

Cash flows from homebuilding operations for the first half of 2003 primarily reflect a use of cash for investments in real estate and construction costs of $25.3 million including the acquisition of 77 lots in Chino, California. These investments were funded by sales proceeds of $13.1 million from deliveries of 42 homes, net borrowing under project debt financing of $8.3 million, and joint venture capital contributed (minority interest) for the Chino project of $3.9 million. Other significant uses of cash include approximately $900,000 for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses of approximately $1.7 million. These items, as well as other activity discussed below and presented in the Statements of Cash Flows, resulted in the $3.9 million decrease in cash and cash equivalents.

Accounts payable and accrued liabilities decreased by approximately $700,000, to a balance of $4.3 million as of June 30, 2003, primarily reflecting payments of state income taxes.

The increase in capital in excess of par value of approximately $900,000 reflects reversal of valuation reserve on pre-Reorganization NOLs, pursuant to the Company’s evaluation that it is more likely than not that the Company will utilize the NOLs to offset taxes otherwise payable.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that the number of active selling communities over a given time period may often cause significant fluctuations in operating results from quarter to quarter and from year to year.

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

The Company reported revenues of $9.2 million and gross operating profit of approximately $1.6 million for the second quarter of 2003, compared with $5.1 million in revenues and gross operating profit of approximately $700,000 for the second quarter of 2002. Revenues in the current period reflect deliveries of 29 homes, including 14 homes at the Company’s Riverside project, 14 homes at the North Corona project and the final home at the Yucaipa project. The comparable period of the prior year reflects deliveries of eight homes at the Yucaipa project and 11 homes at the North Corona project. The current quarter’s gross margin of 17% is higher than the prior period gross margin of 14% due to home price appreciation experienced over the past year and the higher profitability of the Riverside project as compared to the Yucaipa project.

The $600,000 other expense, net in the current quarter as compared to $600,000 of income in the second quarter of 2002, primarily reflects an additional accrual of approximately $700,000 for estimated environmental remediation costs and the absence in the current year’s quarter of $800,000 in gains on sales of short-term investments, which were realized during the second quarter of 2002.

During the three months ended June 30, 2003, the Company recorded a tax benefit of approximately $100,000 in connection with the reduction in reserves for contingent tax liabilities, which offset the deferred tax provision recorded for the current period. During the three months ended June 30, 2002, the Company recorded a tax benefit of $200,000, including $400,000 in connection with the reduction in reserves for contingent tax liabilities, following the expiration of statutes of limitations in six states.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

The Company reported revenues of $13.1 million and gross operating profit of approximately $2.2 million for the first half of 2003, compared with $8.0 million in revenues and gross operating profit of approximately $900,000 for the first half of 2002. Revenues in the first half of 2003 reflect deliveries of 42 homes, including the first 24 homes at the Company’s Riverside project, 15 homes at the North Corona project and the final three homes at the Yucaipa project. The comparable period of the prior year reflects deliveries of an aggregate of 31 homes at the Yucaipa and North Corona projects. The gross margin for the first half of 2003 of 17% is higher than the prior period gross margin of 11% due to home price appreciation experienced over the past year and higher profitability of the Riverside project as compared to the Yucaipa project.

The $200,000 increase in selling, general and administrative expenses during the first half of 2003, as compared to the first half of 2002, primarily reflects an increase in accrued incentive compensation for the Company’s homebuilding business, partially offset by the absence of non-cash compensation expense recorded pursuant to variable accounting for repriced stock options. During the second quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” under the modified prospective method prescribed by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, resulting in no such expense in the first half of 2003, compared with approximately $302,000 of such expense in the first half of 2002. The adoption, which was retroactive to January 1, 2003, resulted in the reversal of $476,000 of non-cash compensation expense recorded during the first quarter of 2003 as prescribed by SFAS 148.

The $300,000 decrease in income from unconsolidated joint ventures from approximately $600,000 for the first half of 2002 to approximately $300,000 for the first half of 2003 primarily reflects reduced income from the Fairbanks Highlands project, due to the completion of home sales during the first half of 2002.

During the six months ended June 30, 2003, the Company recorded a tax benefit of approximately $100,000 in connection with the reduction in reserves for contingent tax liabilities. During the six months ended June 30, 2002, the

Company recorded a tax benefit of $1.5 million, including $1.3 million in connection with the reduction in reserves for contingent tax liabilities, reversal of $200,000 of alternative minimum taxes payable due to a change in the federal income tax law enacted in that quarter, and a $200,000 tax benefit from a reduction in the deferred tax asset valuation allowance on post-Reorganization state NOLs. The reduction in tax reserves in 2002 was due to expiration of statutes of limitations or settlements in eight states. These events reduced the Company’s exposure in each period.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of June 30, 2003 (in millions):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Project debt	$18.1	$18.1	—	—	—
Operating leases	.3	.2	.1	—	—
Total	$18.4	$18.3	$.1	—	—

The Company’s purchase contracts which are made in the normal course of its homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including the Company’s other tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. The Company has provided additional disclosure in its Consolidated Financial Statements in Notes 6 and 8.

Safe Harbor, Statement Under the Private Securities Litigation Act of 1995

Certain of the foregoing information and the information following this Item 2 contains forward-looking statements that relate to future events or the Company’s future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.  These forward-looking statements include, but are not limited to, (1) statements about the Company’s plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to continue relationships with current or future partners; (5) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (6) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (7) the condition and adequacy of the Company’s properties; (8) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (9) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (10) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (11) the adequacy of cash reserves for litigation, warranties and other contingent obligations; (12) the future condition of the real estate market in southern California; (13) the possible negotiation of a sale transaction with the State of California and the ability to realize a sales price for the Bolsa Chica Mesa that is substantially in excess of book value; (14) general economic and business conditions; (15) interest rate changes; (16) the relative stability of debt and equity markets; (17) competition; (18) the availability and cost of raw materials used by the Company in its homebuilding operations; (19) shortages and the cost of labor; (20) weather related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) changes in consumer confidence and preferences; (24) accounting changes; (25) terrorist acts and other acts of war; (26) other factors over which the Company has little or no control; and (27) other statements contained herein that are not historical facts.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of June 30, 2003, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $200,000.

ITEM 4  -  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that (i) the Company’s disclosure controls and procedures were effective as of the end of the period to ensure that the information that the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that (ii) the information that is required to be reported is accumulated and communicated to management, including the Company’s principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls.

PART II - OTHER INFORMATION

ITEM 1 -                Legal Proceedings

See Note 6 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM  4 -               Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 14, 2003. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company’s stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The Company’s director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of approximately 99.8% of the outstanding Common Stock represented in person or by proxy at the annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Phillip R. Burnaman II	9,053,780	20,516
Raymond J. Pacini	9,065,133	9,163
Thomas W. Sabin, Jr.	9,052,780	21,516
J. Thomas Talbot	9,052,352	21,944

Proposal No. 2:  The Auditor Proposal.   The holders of Common Stock cast 9,051,861 votes for and 19,253 votes against the Company’s proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 99.8% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 3,182 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal.

ITEM 6 -                                                 Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1                           Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

31.2                           Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

32.1                           Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

32.2                           Section 906 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

(b)                                 Reports on Form 8-K:

Current report on Form 8-K dated May 7, 2003, attaching a press release reporting first quarter results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2003	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer