Form 10-Q
period 2003-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2003-11-13
CIK 840216

This Form 10-Q consists of 23 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock outstanding at October 31, 2003 was 10,057,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS

Cash and cash equivalents	$5.3	$9.2
Real estate held for current development or sale	45.0	25.0
Land held for future development	153.2	151.9
Other assets	2.1	1.5

	$205.6	$187.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.5	$5.0
Project debt	23.4	9.8
Other liabilities	12.0	12.9

Total liabilities	39.9	27.7

Minority interest	3.9	—

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,057,212 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	142.6	141.3
Retained earnings	21.1	20.5
Accumulated other comprehensive loss	(2.4)	(2.4)
Total stockholders’ equity	161.8	159.9

	$205.6	$187.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$8.4	$5.2	$21.5	$13.2

Costs of sales	6.8	4.6	17.7	11.7

Gross operating profit	1.6	.6	3.8	1.5

Selling, general and administrative expenses	.8	.2	2.5	2.1
Interest expense	.1	.1	.2	.2
Income from unconsolidated joint ventures	(.1)	(.2)	(.4)	(.8)
Other expense (income), net	(.1)	.3	.6	(.3)

Income before income taxes	.9	.2	.9	.3

Provision (benefit) for income taxes	.4	.2	.3	(1.3)

Net income	$.5	$—	$.6	$1.6

Other comprehensive income:

Less: Reclassification adjustment for gains included in net income	—	—	—	(1.3)

Total comprehensive income	$.5	$—	$.6	$.3

Earnings per common share:
Basic	$.05	$—	$.06	$.16
Diluted	$.05	$—	$.06	$.15

Weighted average common shares outstanding:
Basic	10.1	10.1	10.1	10.1
Diluted	10.9	10.1	10.8	10.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$.6	$1.6
Adjustments to reconcile to cash used in operating activities:
Non-cash interest expense	.2	.2
Gains on sales of real estate held for current development or sale	(3.8)	(1.5)
Proceeds from asset sales	21.5	13.0
Gains on sales of short-term investments	—	(1.2)
Changes in assets and liabilities:
Investments in real estate held for current development or sale	(37.7)	(18.9)
Investments in land held for future development	(1.3)	(4.0)
Increase in other assets	(.6)	—
Decrease in accounts payable, accrued and other liabilities, net	(.3)	(2.4)

Cash used in operating activities	(21.4)	(13.2)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	7.4

Cash provided by investing activities	—	7.4

Cash flows from financing activities:
Borrowings of project debt	22.8	7.9
Minority interest	3.9	—
Repayments of project debt	(9.2)	(4.7)
Release of restricted cash	—	1.5

Cash provided by financing activities	17.5	4.7

Net decrease in cash and cash equivalents	(3.9)	(1.1)

Cash and cash equivalents - beginning of period	9.2	8.7

Cash and cash equivalents - end of period	$5.3	$7.6

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$(.6)	$(.6)

Supplemental disclosures of non-cash investing and financing activities:
Utilization of pre-Reorganization net operating losses to offset tax liabilities	$.3	—
Reclassification adjustment for gains included in net income	—	(1.3)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and the current year’s previously issued Quarterly Reports on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors including, without limitation, the factors discussed generally in this report.

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three and nine months ended September 30, 2003 and 2002, the weighted-average number of common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended September 30, 2003, the average market price of the Company’s common stock exceeded the exercise price of all outstanding stock options and warrants. For the nine months ended September 30, 2003, and the three and nine months ended September 30, 2002, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options, but not the exercise price of outstanding warrants. Therefore, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted average common shares outstanding assuming dilution in the related statement of operations for all periods presented. In addition, the dilutive effect of the 48,000 common shares from potential exercise of warrants is reflected only in the three month period ended September 30, 2003.

Stock-Based Compensation – Change in Accounting

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). As a result of the May 2001 repricing of outstanding stock options, the Company accounted for the options as variable awards and recorded non-cash stock-based compensation expense on a cumulative basis as the difference between the option exercise price and the quoted market price of the Company’s common stock. From May 2001 through the first quarter of 2003, non-cash compensation expense was reflected for stock price changes pursuant to variable accounting for repriced options.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized for the three and nine months ended September 30, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS

123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$.5	$—	$.6	$1.6
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	—	(.2)	—	—
Proforma net income (loss)	$.5	$(.2)	$.6	$1.6

Earnings per share:
Basic – as reported	$.05	$—	$.06	$.16
Basic – Proforma	$.05	$(.02)	$.06	$.16
Diluted – as reported	$.05	$—	$.06	$.15
Diluted – Proforma	$.05	$(.02)	$.06	$.15

In adopting SFAS 123 retroactive to January 1, 2003, during the second quarter of 2003, the Company reversed $476,000 of non-cash stock-based compensation expense recorded in the first quarter of 2003 as prescribed by SFAS 148. Accordingly, the following amounts from the Company’s financial statements for the three months ended March 31, 2003 have been revised from amounts previously reported to account for stock compensation expense under the fair value method prescribed by SFAS 123, in accordance with the modified prospective method of SFAS 148 (in millions, except per share amounts):

	March 31, 2003
	As Reported	As Revised

Other liabilities	$12.8	$12.7
Capital in excess of par value	141.7	141.3
Retained earnings	19.7	20.3
Stockholders’ equity	159.5	159.6

Selling, general and administrative expenses	1.3	.8
Loss before income taxes	(.8)	(.3)
Provision (benefit) for income taxes	—	(.1)
Net loss	(.8)	(.2)

Loss per common share – basic	(.08)	(.02)
Loss per common share – diluted	(.08)	(.02)

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

Basis of Consolidation

Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The consolidated statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company has a 50% or more voting or economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. Minority interest represents the equity interest of the Company’s joint venture partner and is further described in Note 7. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method, as the Company does not have voting or economic control of the venture operations.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted all requirements of FIN 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period ending after December 15, 2003. The adoption of the requirements of FIN 46 did not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding certain limited life entities with equity consolidated as minority interest by the parent company. This deferral is for an indefinite period. As of September 30, 2003 the Company consolidates one joint venture which is affected by this deferral (see Note 7). The Company is evaluating the impact adoption of SFAS 150 will have on its financial statements.

Note 3 - Land Held for Future Development

The Company owns approximately 350 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company’s holdings include 208 acres on a mesa north of the Bolsa Chica wetlands (“Bolsa Chica Mesa”), approximately 100 acres on, or adjacent to a mesa south of the Bolsa Chica wetlands and 42 acres of lowlands which were acquired by the Company in September 1997.

A Local Coastal Program (“LCP”) for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the California Coastal Commission (the “Coastal Commission”) in January 1996. In October 1997, in response to a trial court decision which challenged the 1996 approval of the Coastal Commission (the “Coastal Act Lawsuit”), the Coastal Commission approved modifications to the LCP which reduced the maximum number of homes to be built to no more than 1,235 homes on the Bolsa Chica Mesa. The Orange County Board of Supervisors accepted the Coastal Commission’s suggested modifications; however, this approval was challenged in trial court and then in the Court of Appeals.

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

The Company is currently pursuing approval of permits for development of the Upper Mesa. During May 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. The planned community on the Upper Mesa is currently expected to offer a broad mix of home choices, ranging in size from 1,560 square feet to 4,450 square feet. This development plan also requires approval by the Coastal Commission. The Company submitted a Coastal Development Permit (“CDP”) application for this plan to the Coastal Commission in November 2002. In October 2003, the Company was notified by the Coastal Commission staff that the Company’s CDP application has been deemed complete. As a result, the Company currently expects the Coastal Commission to hold a public hearing on the CDP during the first half of 2004, however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

On September 2, 1997, the Company completed a recapitalization (the “Recapitalization”) and applied the principles required by the American Institute of Certified Public Accountant’s SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”) and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. In addition, given the significance of the Bolsa Chica asset to the financial statements of the Company, the value of the Company’s stock immediately following the closing of the Recapitalization was used as an indicator of value of the subject property. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year end since December 31, 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted future cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the upper bench of the Bolsa Chica Mesa and the Company’s additional 242 acres at Bolsa Chica exceed its September 30, 2003 carrying value, the Company believes that there has been no impairment.

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

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc., enters into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (4.75% at September 30, 2003).  The following amounts were outstanding under these loan facilities as of September 30, 2003 and December 31, 2002 (in millions):

				Outstanding at
Project	Amount of Facility	Number of Lots	Maturity Date	September 30, 2003	December 31, 2002

North Corona	$17.1	93	11/29/03	$13.8	$6.4
Riverside	7.8	37	7/28/03	—	2.1
Riverside	6.4	47	10/10/03	—	1.3
Chino	15.4	77	5/30/04	9.6	—
				$23.4	$9.8

Construction period interest was capitalized to projects in the construction stage in the amount of approximately $200,000 and $500,000 for the three and nine months ended September 30, 2003, respectively, and less than $100,000 for each of the three and nine months ended September 30, 2002.

Note 5 – Income Taxes

The following is a summary of the tax provision (benefit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Current tax	$.1	$.2	$—	$.1
Deferred tax	.4	.1	.4	—
Reduction in contingent tax liabilities	(.1)	(.1)	(.1)	(1.4)
Provision (benefit) for income taxes	$.4	$.2	$.3	$(1.3)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on net operating losses (“NOLs”) are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income. Increases in the deferred tax asset valuation allowance on NOLs are recorded when the

Company cannot conclude that it is more likely than not that it will utilize additional NOLs to offset taxable income. Pursuant to Fresh-Start Reporting, during the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, deferred tax benefits resulting from reductions in valuation allowances on pre-Reorganization NOLs of approximately $400,000, $0, $1.3 million and $200,000, respectively, were reflected by increasing the Company’s capital in excess of par value.

During 1998, the Company executed a settlement agreement with the Internal Revenue Service (“IRS”) with respect to adjustments proposed to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. As a result of this agreement, in February 1999 the Company paid $759,000 in full settlement of the IRS claims. Nearly all of the state jurisdictions in which the Company filed amended returns for 1989, 1990 and 1991 have accepted such returns, thereby reducing the Company’s exposure to potential claims to approximately $100,000 as of September 30, 2003. In conjunction with periodic reviews of the adequacy of reserves for estimated state income taxes, the Company reduced its reserves by approximately $100,000 and $1.4 million during the nine months ended September 30, 2003 and 2002, respectively. The Company has consistently evaluated its tax reserves based on an analysis of open statutes of limitations by state. Tax reserves are reduced by the estimated exposure for each individual state upon the expiration of the state’s statute of limitations. Each reduction in estimated tax liabilities has been reflected as an income tax (benefit).

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of September 30, 2003 were approximately $180 million. The amount of federal NOLs which expire if not utilized is approximately $6 million, $20 million, $8 million, $19 million and $128 million for 2005, 2006, 2007, 2008 and thereafter, respectively.

The Company amended its certificate of incorporation in October 1999, in response to an unsolicited written consent from a majority of its stockholders, in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. During September 2003, the Company’s Board of Directors authorized two new investors to purchase an aggregate of approximately 15% of the Company’s common stock since such transactions would not jeopardize the Company’s ability to use its NOLs. The Company estimates that after giving effect to these transactions and various other transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 24% as of September 30, 2003.

Note 6 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30, 2003	December 31, 2002
Net deferred taxes and other tax liabilities	$2.6	$3.7
Accrued pensions and benefits	4.9	4.8
Home warranty reserves	1.1	1.2
Contingent indemnity and environmental obligations	4.4	4.4
Unamortized discount	(1.0)	(1.2)
	$12.0	$12.9

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

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement, whereby Dresser acquired an engineering and construction business from a former parent of the Company, and the former parent agreed to indemnify Dresser against certain pre-closing claims. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorneys’ fees and costs. Dresser’s indemnity claims relate to several hundred lawsuits encompassing approximately 4,900 contested asbestos claims made by third parties in connection with work in facilities with which the disposed-of business was allegedly connected. The Company was not formed until September 1988 and, upon being spun-off in December 1988, indemnified its former parent for its parent’s potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company believes its former parent’s agreement to indemnify Dresser for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. This litigation is in the early stages of discovery, the trial is scheduled for March 2004, and the Company intends to vigorously defend itself in this case and related matters. The Company also believes that it has a number of other meritorious defenses to this litigation. Given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company currently believes its reserves are adequate, damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition, in the event that such an award was to be rendered against the Company.

In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. On July 1, 2002 a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. The subsidiary is analyzing sampling data recently gathered from the site according to the RI Workplan to determine the nature and extent of contamination, and preparing an RI Report for DTSC. As of September 30, 2003, the Company has accrued approximately $1.3 million for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until analysis of the additional soils sampling is completed and a remediation plan has been approved by DTSC, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $500,000 to $1.5 million in excess of the current accrual. There is no maximum limitation to the subsidiary of the Company’s obligation to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company’s subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

The Company provides a home warranty reserve to reflect its contingent liability for product warranty. The Company generally records a provision as homes are delivered, based upon historical and industry experience. The home warranty reserve activity for the nine month periods is presented below (in millions):

	September 30, 2003	September 30, 2002

Balance at beginning of period	$1.2	$1.2
Provision	.1	—
Payments	(.2)	(.1)
Balance at end of period	$1.1	$1.1

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“ Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing the on-site infrastructure for the homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. The losses of the non-managing member are limited to the amount of its capital contribution of approximately $4 million.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC.  Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also contributed $500,000 to the venture.  Future capital contributions of up to an additional $4 million are to be made by the non-managing member. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and all losses are generally allocated 50% to each member. While the non-managing member does have various approval rights with regard to the operation, the Company will exert a large degree of control over the venture, and therefore expects to consolidate the operations of the venture.

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

General

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned or controlled by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2003 and 2004, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission (“Coastal Commission”) for  development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii) expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

Over the last three years and the current year to date, the Company has generated gross margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, and in the city of Chino in San Bernardino County. These homebuilding projects are expected to generate significant cash flows and improved gross margins through the first half of 2005. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential land development and lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2005 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company’s development plan for 379 homes on the Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 75% of total assets at September 30, 2003. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission recommendation to limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. The Company is currently pursuing approval of development permits for the Upper Mesa. In May 2002, the County of Orange Planning Commission approved the Company’s site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission’s prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The Company submitted a CDP application for this plan to the Coastal Commission in November 2002. In October 2003, the Company was notified by the Coastal Commission staff that the Company’s CDP application has been deemed complete.  As a result, the Company currently expects the Coastal Commission to hold a public hearing on the CDP during the first half of 2004. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

The Bolsa Chica Land Trust and other environmental groups have periodically suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, in November 2002, voters approved a $3.4 billion bond measure on California’s ballot known as Proposition 50 and entitled the “Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds.” The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of all or a part of the Bolsa Chica Mesa. The State is conducting an appraisal of the Bolsa Chica Mesa, however, there can be no assurances that the Company will ever receive an offer from the State for the Bolsa Chica Mesa, or any portion thereof; reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

The Company believes that the Bolsa Chica Mesa can ultimately be developed and will realize an amount that is substantially in excess of the $153.2 million book value presently reflected in the Company’s consolidated financial statements, although there can be no assurance in that regard. The Company also believes that the current and historic public trading prices of the Company’s common stock have not adequately reflected the Bolsa Chica Mesa’s true value.

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

There can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past several years and the “jobless recovery” to date, (ii) the significant decreases in the value of national stock market indices and the resulting volatility of those markets; (iii) the events of September 11, 2001 and their continuing effects on the economy; and (iv) the State of California’s budget deficit and the recent gubernatorial recall election, collectively appear to be exerting recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

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

Most of the Company’s active homebuilding projects are located in the “Inland Empire” area of southern California, which includes Riverside and San Bernardino counties. None of the Company’s projects experienced any direct impact from the recent Southern California fires. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue land development and lot acquisition opportunities throughout southern California.

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

Stock-Based Compensation

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). As a result of the May 2001 repricing of outstanding stock options, the Company accounted for the options as variable awards and recorded non-cash stock-based compensation expense on a cumulative basis as the difference between the option exercise price and the quoted market price of the Company’s common stock. From May 2001 through the first quarter of 2003, non-cash compensation expense was reflected for stock price changes pursuant to variable accounting for repriced options.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change is retroactive to January 1, 2003, and compensation cost recognized for the three and nine months ended September 30, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of SFAS 123 may have a significant impact on the Company’s future consolidated results of operations, due to the elimination of the potential future effects of variable accounting for repriced stock options.

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

Basis of Consolidation

Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The consolidated statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company has a 50% or more voting or economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. Minority interest represents the equity interest of the Company’s joint venture partner and is further described in Note 7 to the consolidated financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method, as the Company does not have voting or economic control of the venture operations.

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

Litigation Reserves

The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding disposed assets and businesses of the Company or former affiliates (see Notes 6 and 8). The Company has reserved for costs expected to be incurred with respect to these cases based upon information provided by its legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included specific property financings, asset sales and available internal funds. The Company is currently utilizing project debt, joint venture contributions and internally generated cash to fund construction of the second phase of the North Corona project, and the Chino and Oxnard projects, and is utilizing internally generated cash to fund the first phase of the North Corona project, the Riverside projects and the Bolsa Chica project. As of September 30, 2003, of the $45.0 million invested in real estate held for current development or sale (homebuilding projects), the Company had internally financed approximately $17.7 million of its investments. These projects are expected to generate approximately $27.0 million of positive cash flows during the next 21 months, based on present economic conditions and market assumptions. The Company expects to continue to make investments in homebuilding projects to the extent funds are available and desirable lots are identified. For the nine months ended September 30, 2003, $21.4 million of cash was used in operating activities, and was primarily funded by $17.5 million of borrowings under project debt agreements and minority interest investments. The Company’s cash and cash equivalents as of September 30, 2003 were approximately $5.3 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its existing and planned project debt agreements and joint venture agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and entitlement efforts for the Bolsa Chica and Oxnard projects, along with general and administrative expenses and certain liabilities, for the next 12 months.

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

Land Development

Oxnard.  In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the site, which includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 1,100 single-family and approximately 400 multi-family residential sites; however, these numbers are subject to change during the course of the entitlement process. The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity.  The Company assigned the land purchase option contracts to the Oxnard LLC.  Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture.  The non-managing member also contributed $500,000 to the venture.  Future capital contributions of up to an additional $4 million are to be made by the non-managing member.  Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members.  Total contributions of the non-managing member are generally limited to $5 million.  After payment of a 10% preferred return on invested capital, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and all losses are generally allocated 50% to each member. While the non-managing member does have various approval rights with regard to the operation, the Company will exert a large degree of control over the venture, and therefore expects to consolidate the operations of the venture.

Homebuilding

North Corona.  In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as Providence Ranch. The community of Providence Ranch and the adjacent community of Corona Valley, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $298,000. During 2002 and the first half of 2003, 58 homes and 15 homes were delivered, respectively. As of November 11, 2003, the final phase of seven homes, (excluding the three models) has been released for sale and all seven are in escrow.

In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. The Company is selling these homes from the original model complex.  As of November 11, 2003, 78 homes had been released for sale at an average price of $370,000, 28 homes have been delivered during the fourth quarter, and 50 homes were in escrow.  Additionally, the Company presently expects to deliver 32 or more of these homes to homebuyers during the balance of the fourth quarter, for a fourth quarter total of 60 or more home deliveries at this project; however, there can be no assurance in this regard.

Riverside.  During 2002 and the first quarter of 2003, the Company acquired a total of 84 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as Victoria Grove. This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 41 additional lots for a total project of 125 homes, including two product types. The Company began home construction and opened for sales during August 2002 on the “Harvest” product which is comprised of 60 homes, averaging 2,934 square feet. All 60 homes in the Harvest product type have been released for sale at an average home price of approximately $345,000. As of November 11, 2003, 52 homes had been delivered, including 24 during the third quarter of 2003 and four in the fourth quarter. All of the eight remaining homes are in escrow and are presently expected to close during the balance of the fourth quarter of 2003; however, there can be no assurance in this regard.

 The Company began construction of homes, averaging 3,648 square feet, on the larger “Jasper Ranch” product during the third quarter of 2003, which is comprised of 65 homes, including 41 lots which are in escrow and the Company expects to acquire in early 2004. The Company opened for sales on these homes during June 2003. As of November 11, 2003, 11 homes had been released for sale at an average price of approximately $450,000 and all 11 homes were in escrow. Completion of homes and close of escrows is presently scheduled to begin late in the fourth quarter of 2003; however, there can be no assurance in this regard.

Chino.  In May 2003, the Company, through a joint venture, acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community encompassing 244 homes. Construction of homes averaging approximately 3,230 square feet began during the fourth quarter of 2003.

Rancho Santa Fe.  In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community in the Rancho Santa Fe area of California in San Diego County.  The Company presently expects to begin construction of models late in the fourth quarter of 2003.

Financial Condition

September 30, 2003 Compared with December 31, 2002

Cash flows from homebuilding operations for the first nine months of 2003 primarily reflect uses of cash for investments in real estate and construction costs of $37.7 million, including the acquisition of 77 lots in Chino, California. These investments were funded by sales proceeds of $21.5 million from deliveries of 66 homes, net borrowing under project debt financing of $13.6 million, and joint venture capital contributed (minority interest) for the Chino project of $3.9 million. Other significant uses of cash include approximately $1.3 million for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses of approximately $2.5 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $3.9 million decrease in cash and cash equivalents.

Accounts payable and accrued liabilities decreased by approximately $500,000, to a balance of $4.5 million as of September 30, 2003, primarily reflecting payments of state income taxes related to 2002.

The increase in capital in excess of par value of approximately $1.3 million and the decrease in other liabilities primarily reflect reversal of valuation reserve on pre-Reorganization NOLs, pursuant to the Company’s evaluation that it is more likely than not that the Company will utilize the NOLs to offset taxes otherwise payable.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that the number of active selling communities over a given time period may often cause significant fluctuations in operating results from quarter to quarter and from year to year.

Three  Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

The Company reported revenues of $8.4 million and gross operating profit of approximately $1.6 million for the third quarter of 2003, compared with $5.2 million in revenues and gross operating profit of approximately $600,000 for the third quarter of 2002. Revenues in the current period reflect deliveries of 24 homes at the Company’s Riverside project. The comparable period of the prior year reflects deliveries of 11 homes at the Yucaipa project and eight homes at the North Corona project. The current quarter’s gross margin of 19% is higher than the prior period gross margin of 12% due to home price appreciation experienced over the past year and the higher profitability of the Riverside project as compared with the Yucaipa project.

Selling general and administrative expense for the three months ended September 30, 2002 reflects the reversal of approximately $300,000 of expense recorded during the first half of 2002, as the market price of the Company’s common stock as of September 30, 2002 was lower than the exercise price of the options. During the second quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” under the modified prospective method prescribed by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure -an amendment of FASB Statement No. 123”, resulting in no such expense or credit during the three months ended September 30, 2003. The remaining $300,000 increase in selling, general and administrative expenses during the third quarter of 2003 as compared with the third quarter of 2002 primarily reflects an increase in accrued incentive compensation for the Company’s homebuilding business and increased selling costs associated with greater sales volume.

The other income of approximately $100,000, net in the current quarter as compared with $300,000 of expense in the third quarter of 2002, primarily reflects recovery of the value of water rights certificates, which had been reserved,  related to a completed project, which offset recurring real estate holding costs for land held for future development during the current quarter.

During the three months ended September 30, 2002, the Company’s tax provision of $300,000 was partially offset by a benefit of $100,000 recorded in connection with the reduction in reserves for contingent tax liabilities, following the expiration of statutes of limitations in one state.

Nine Months Ended September 30, 2003 Compared with the Nine  Months Ended September 30, 2002

The Company reported revenues of $21.5 million and gross operating profit of approximately $3.8 million for the first nine months of 2003, compared with $13.2 million in revenues and gross operating profit of approximately $1.5 million for the first nine months of 2002. Revenues in the first nine months of 2003 reflect deliveries of 66 homes, including 48 homes at the Company’s Riverside project, 15 homes at the North Corona project and the final three homes at the Yucaipa project. The comparable period of the prior year reflects deliveries of an aggregate of 50 homes at the Yucaipa and North Corona projects. The 18% gross margin for the first nine months of 2003 is higher than the prior period gross margin of 11% due to home price appreciation experienced over the past year and higher profitability of the Riverside project as compared with the Yucaipa project.

The $400,000 increase in selling, general and administrative expenses during the first nine months of 2003, as compared with the first nine months of 2002, primarily reflects an increase in accrued incentive compensation for the Company’s homebuilding business.

The $400,000 decrease in income from unconsolidated joint ventures from approximately $800,000 for the nine months ended September 30, 2002 to approximately $400,000 for the nine months ended September 30, 2003 primarily reflects reduced income from the Fairbanks Highlands project, due to the completion of home deliveries during the first quarter of 2002.

The $600,000 of other expense, net in the current year to date period as compared with $300,000 of income in the same period of 2002, primarily reflects an additional accrual of approximately $700,000 in the 2003 period for estimated environmental remediation costs, partially offset by recovery of the value of water rights certificates, which had been reserved, related to a completed project. The increase in expense also reflects the absence in the current year’s period of $1.2 million in gains on sales of short-term investments, which were realized during the second quarter of 2002. These gains were partially offset by increased non-recurring period costs related to land held for future development in the 2002 period.

During the nine months ended September 30, 2003, the Company’s tax provision was partially offset by a tax benefit of approximately $100,000 in connection with the reduction in reserves for contingent tax liabilities. During the nine months ended September 30, 2002, the Company recorded a tax benefit of $1.3 million, including $1.4 million in connection with the reduction in reserves for contingent tax liabilities, reversal of $200,000 of alternative minimum taxes payable due to a change in the federal income tax law enacted in that quarter, and a $200,000 tax benefit from a reduction in the deferred tax asset valuation allowance on post-Reorganization state NOLs. The reduction in tax reserves in 2002 was due to expiration of statutes of limitations or settlements in eight states, which reduced the Company’s exposure.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of September 30, 2003 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Project debt	$23.4	$23.4	—	—	—-
Operating leases	.2	.2	—	—	—
Total	$23.6	$23.6	—	—	—

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

Safe Harbor, Statement Under the Private Securities Litigation Act of 1995

Certain of the foregoing information and the information following this Item 2 contains forward-looking statements that relate to future events or the Company’s future financial performance.  These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.  These forward-looking statements include, but are not limited to, (1) statements about the Company’s plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to continue relationships with current or future partners; (5) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (6) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (7) the condition and adequacy of the Company’s properties; (8) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (9) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (10) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (11) the adequacy of cash reserves for litigation, warranties and other contingent obligations; (12) the future condition of the real estate market in southern California; (13) the possible negotiation of a sale transaction with the State of California and the ability to realize a sales price for the Bolsa Chica Mesa that is substantially in excess of book value; (14) general economic and business conditions; (15) interest rate changes; (16) the relative stability of debt and equity markets; (17) competition; (18) the availability and cost of raw materials used by the Company in its homebuilding operations; (19) shortages and the cost of labor; (20) weather and fire related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) changes in consumer confidence and preferences; (24) accounting changes; (25) terrorist acts and other acts of war; (26) other factors over which the Company has little or no control; and (27) other statements contained herein that are not historical facts.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition, operating results and stock price. An investment in the Company’s stock involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Undue reliance should not be placed on forward-looking statements, which reflect the Company’s view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of September 30, 2003, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $200,000.

ITEM 4 -   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the quarter covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 6 -                                                Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1         Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

31.2         Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

32.1         Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.*

32.2         Section 906 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.*

*                       These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)                                Reports on Form 8-K:

Current report on Form 8-K dated August 7, 2003, attaching a press release reporting second quarter results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and Chief Financial Officer