Form 10-K
period 2003-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2004-03-11
CIK 840216

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2004 was $76,189,191.

        The number of shares of Common Stock outstanding as of March 2, 2004 was 10,075,212.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

General

        California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company") is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2004, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa ("Upper Mesa"), as further described in Note 3 to the Company's Consolidated Financial Statements; and (ii) continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

        The Company's executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

Principal Properties

        The following sections describe the Company's principal properties.

        Bolsa Chica.    The Bolsa Chica Mesa is the principal property in the Company's portfolio, representing 78% of its assets as of December 31, 2003. The Bolsa Chica Mesa is one of the last large undeveloped coastal properties in southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach, to the south by open space and the Bolsa Chica wetlands, and to the west by Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. The Company owns approximately 350 acres of the 1,600 acres of undeveloped land at Bolsa Chica. The Company's holdings include 208 acres on the Bolsa Chica Mesa, approximately 100 acres on, or adjacent to, the Huntington Mesa and 42 acres of lowlands.

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

        A Local Coastal Program ("LCP") for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the Coastal Commission in January 1996. In October 1997, in response to a trial court decision in connection with a lawsuit which challenged the 1996 approvals of the Coastal Commission (the "Coastal Act Lawsuit"), the Coastal Commission approved modifications to the LCP which reduced the maximum number of homes to be built on the Bolsa Chica Mesa from 2,500 to no more than 1,235. The Orange County

Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications; however, this approval was challenged in trial court and then in the Court of Appeals.

        In November 2000, the Coastal Commission held another public hearing on the LCP and approved suggested modifications that would limit development to only the Upper Mesa. The Coastal Commission's November 2000 suggested modifications to the LCP would prohibit the Company from development on the approximately 103-acre lower bench of the Bolsa Chica Mesa (the "Lower Mesa"). In May 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company challenged the Coastal Commission's November 2000 suggestion to substantially change the previously approved LCP. In February 2003, the court issued a ruling, which denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. In addition, the court's opinion recommended that the Company put a new, legally reviewable plan before the Coastal Commission. Accordingly, the Company is continuing its pursuit of reasonable development on the Bolsa Chica Mesa as discussed below. The Coastal Act Lawsuit is more fully described below in Item 3. Legal Proceedings.

        The Company is currently pursuing approval of permits for development of the Upper Mesa. During May 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The planned community on the Upper Mesa, known as "Brightwater", is currently expected to offer a broad mix of home choices, averaging 2,900 square feet and ranging in size from 1,560 square feet to 4,450 square feet. Brightwater also includes 28 acres of parks, public trails and open space on the 105-acre Upper Mesa. With only 379 homes on approximately 77 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

        The Company submitted a Coastal Development Permit ("CDP") application for Brightwater to the Coastal Commission in November 2002. In January 2004, the Company was notified that the Coastal Commission expects to hold a public hearing on the Company's CDP application in April 2004; however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

        In addition to the Upper Mesa land, the Company holds several other Bolsa Chica parcels aggregating approximately 194 acres which may be developed as residential lots or sold as park lands to various governmental agencies, subject to Coastal Commission approval or negotiations, if any, with potential purchasers of the various parcels. The Company believes that those additional parcels potentially represent substantial value if development permits can be obtained or sales to third parties can be negotiated.

        The Bolsa Chica Land Trust and other environmental groups have suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, in November 2002, voters approved a $3.4 billion bond measure on California's ballot known as Proposition 50 and entitled the "Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds." The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of not less than 100 acres of the Bolsa Chica Mesa. The State is conducting an appraisal of the Bolsa Chica Mesa, however there can be no assurances that the Company will ever receive an offer from the State for all or any part of the Bolsa Chica Mesa; reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

        Under the terms of Proposition 50, all property acquired must be from willing sellers, not by eminent domain. Therefore, if the Company were to receive an offer from the State of California to purchase all or a part of the Bolsa Chica Mesa, the Company would have an opportunity to evaluate the value and terms of the offer before deciding whether to accept it, make a counter offer or reject it. In reaching its decision, the Company would consider how best to maximize stockholder value in light of the status and likelihood of development of various portions of its Bolsa Chica property at that time. Given the facts and circumstances described above, the Company believes that the Upper Mesa can ultimately be developed, which would result in realization of an amount that is substantially in excess of the $153.6 million book value presently reflected in the Company's consolidated financial statements, although there can be no assurance in that regard. Therefore, the Company has no present intention of selling the entire Bolsa Chica Mesa to the State at any price that is not substantially in excess of the present carrying value.

        The Company also believes that the current and historic public trading prices of the Company's common stock have not adequately reflected the Bolsa Chica Mesa's true value. However, there can be no assurance that such public trading price will ever reflect what the Company may believe to be the true value of the Bolsa Chica Mesa. From time to time, the Company has received outside appraisals on an "as developed basis" which have supported the Company's beliefs.

        Upon completion of the Company's recapitalization (the "Recapitalization") in September 1997 as discussed in Note 1 to the Consolidated Financial Statements included in this Annual Report, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company's estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company's policy described in Note 2 to the Consolidated Financial Statements—Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the Upper Mesa and the Company's additional 194 acres at Bolsa Chica exceed its December 31, 2003 carrying value, the Company believes there has been no impairment.

        In evaluating the recoverability of the carrying value of Bolsa Chica, the Company considered the current status of development planning for the Upper Mesa. A tentative tract map and site plan for the

Upper Mesa have been approved by the County of Orange. The Company also evaluated the likelihood of obtaining Coastal Commission approval for its CDP application for the Upper Mesa and several alternative outcomes for the Lower Mesa in its probability-weighted approach to evaluating the recoverability of the carrying value of this asset under SFAS No. 144.

        The Company's application for a CDP from the Coastal Commission relates only to the Upper Mesa, where the Coastal Commission has previously approved residential development in four previous public hearings (1986, 1996, 1997 and 2000). Since the Coastal Commission, in its 2000 public hearing on Bolsa Chica, indicated that it would allow substantial development (up to 1,235 homes) on the Upper Mesa if the Company would grant a conservation easement over the Lower Mesa, it appears likely that the Commission would allow reasonable development on the Upper Mesa in the future. Therefore, the Company believes that it will eventually be permitted to reasonably develop the Upper Mesa, and that the Company would recover substantially more from the Upper Mesa development than the $153.6 million carrying value for the entire Bolsa Chica Mesa as of December 31, 2003. Given that the Company has no debt which is secured by any of the Bolsa Chica property, and its current homebuilding operations are providing cash flow, the Company expects to be able to continue pursuing reasonable development as long as necessary until it succeeds in obtaining permits for development on the Upper Mesa. Alternatively, if the Company's CDP is not approved, the Company expects to vigorously oppose any challenges to reasonable development of the Upper Mesa.

        Furthermore, as discussed above, any value recovered from the Lower Mesa and the Company's other Bolsa Chica parcels would add to the ultimate gain realized from disposal of this class of assets.

        The following facts and assumptions were utilized by the Company in evaluating the potential value which could be derived from development of the Bolsa Chica Upper Mesa:

  •
  The Upper Mesa CDP application encompasses 379 homes aggregating approximately 1.1 million square feet.

  •
  Following receipt of a CDP, the Upper Mesa development is projected to take approximately six months for infrastructure and two to three years for home construction.

  •
  New home prices approximate $400 per square foot, before view and other premiums, in the local residential market (coastal Huntington Beach).

  •
  View, size and location premiums for the Upper Mesa could range from 5% to 25% of base home prices.

  •
  Finished lot values range from 40% to 60% of home prices, based on knowledge of the market place and discussions with advisors to the Company.

  •
  Costs to improve the lots from their raw condition to finished lots approximate $100,000 per lot.

  •
  Home prices in the coastal Huntington Beach area (as well as other Orange County coastal areas) appreciated approximately 20% during 2003 and demand continues to far exceed supply of housing, resulting in pressure for continued appreciation of home prices.

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

        During October 2003, the Company entered into a Limited Liability Company ("Oxnard LLC") joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc. (the Company's homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of December 31, 2003, the non-managing member had made an aggregate of approximately $1 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and all losses are generally allocated 50% to each member. While the Company will exert a large degree of control over the venture, the non-managing member does have various approval rights with regard to major business decisions, and therefore the operations of the venture are not consolidated.

Homebuilding

        North Corona.    In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as "Providence Ranch". The community of Providence Ranch and the adjacent community of "Corona Valley", are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $298,000. During 2002 and 2003, 58 homes and 15 homes were delivered, respectively. As of March 8, 2004, the final phase of seven homes, and the three models have been released for sale and nine of these homes are in escrow.

        In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. The Company is selling these homes from the original model complex. During 2003, the Company delivered 71 homes at an average price of $367,000. An additional seven homes were delivered during February and March 2004. As of March 8, 2004, all 15 of the remaining homes have been released for sale and 14 of the homes are in escrow.

        Riverside.    During 2002 and the first quarter of 2003, the Company acquired a total of 84 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as "Victoria Grove". This well-established community is planned for a total of 855 homes. The Company is in escrow to acquire 41 additional lots for a total project of 125 homes, including two product types. The Company began home construction and opened for sales during August 2002 on the "Harvest" product which is comprised of 60 homes, averaging 2,904 square feet. All 60 homes in the Harvest product type were delivered during 2003 at an average home price of approximately $345,000.

        The Company began construction of homes on the larger "Jasper Ranch" product during the third quarter of 2003, which is comprised of 65 homes, averaging 3,659 square feet, including the 41 lots which the Company expects to acquire in early 2004. The Company opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000. All six homes in the second phase were delivered during February and March 2004.

        Chino.    In May 2003, through a joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as "The Reserve", encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales on February 28, 2004, releasing the first phase of 11 homes for sale at an average price of $530,000 and expects to begin delivering homes during the third quarter of 2004.

        In January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve and are not a part of the joint venture described above. The Company is preparing plans to build homes averaging 3,078 square feet and expects construction to begin during the third quarter of 2004.

        Rancho Santa Fe.    In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003 and presently expects to begin construction of models during the second quarter of 2004.

        Joint Ventures.    The Company conducts its operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and land. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company. The use of joint ventures may vary in the future in order to enable the Company to control an adequate supply of lots while minimizing capital commitments. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in other assets in the Company's consolidated balance sheets.

        Land Acquisition.    The Company typically considers numerous factors when analyzing the suitability of land for acquisition and development including, but not limited to, proximity to existing developed areas; population growth patterns; availability of existing community services (i.e., utilities, schools and transportation); employment growth rates; anticipated absorption rates for new housing; and the estimated cost of development. The Company tries to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring entitled land when practicable and acquiring lots through the use of options, development agreements and joint ventures with lot owners, when available on favorable terms. Additionally, by forming joint ventures with various sources of capital, the Company has been able to obtain access to additional capital and construction financing to expand the number of lots the Company controls and to spread project risk.

        Product Design.    The Company contracts with a number of outside architects, designers, engineers, consultants and subcontractors. The Company believes that the use of third parties for the production of the final design, engineering and construction reduces its costs, increases design innovation and quality, and reduces risks. The Company has a number of plans which it has used in various projects which can be re-used in new projects with appropriate modifications as necessary. The Company offers options and upgrades to provide its homebuyers with opportunities to augment their home to fit their lifestyle, the extent of which varies depending upon the project. However, structural and other changes which impact the build time of the home are typically limited.

        The Company creates architectural variety within its projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood looks within its projects. Generally, the Company selects the exterior finishes of its homes subject to necessary architectural approvals. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through third parties contracted with by the Company, or the services may be provided through the homebuyer's own consultants.

        Construction and Development.    The Company acts as the general contractor for the construction of its projects. All construction work for the Company is performed by subcontractors. The Company's employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on a project-by-project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor. Decreasing availability of insurance coverage for subcontractors as well as the effects of increased worker's compensation insurance rates may have an adverse effect in the availability of qualified subcontractors.

        The Company develops its residential projects in several phases generally averaging approximately 10 to 15 homes per phase. The Company determines the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few additional homes. Subsequent phases are generally not started until 90% to 100% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate data which enables the Company to make decisions on the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the factors above and the build time which in turn varies generally with the size and complexity of the home, the Company typically completes construction of a phase within one of its developments in approximately five to eight months. The Company is continuously developing and refining its production practices in order to reduce cycle time within the construction process.

        Sales and Marketing.    The Company typically builds, furnishes and landscapes model homes for each residential project and maintains on-site sales offices, which are usually open seven days a week once a project fully opens. The Company generally sells all of its homes through Company sales representatives working from the sales offices located at the model homes used in each subdivision. When appropriate, the Company also uses cooperative brokers to sell its homes. The Company conducts preliminary research concerning the credit status of each potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an "earnest money deposit" usually ranging from $3,000 to

$5,000 and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, the Company seeks to identify alternate homebuyers.

        The Company makes extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because the Company's projects are often within a multi-builder community, it is able to participate in community-wide advertising that highlights all of the projects within the same community. The Company provides flooring and other amenities and upgrades to its homebuyers through various vendors contracted by the Company.

        Backlog and Inventory.    The Company typically pre-sells homes prior to and during construction through home purchase contracts requiring earnest money deposits or through reservation documents requiring reservation deposits. Generally, reservation deposits are refundable, but home purchase contracts are not cancelable unless the customer is unable to sell their existing home, qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract and receipt of an earnest money deposit and is removed when such contracts are canceled as described above, or the home purchase escrow is closed.

        Competition.    The home building industry is highly competitive and fragmented. The Company does not have a significant market presence in any of the geographic areas where it is currently building homes or where it expects to build homes in the future. Most of the Company's competitors have substantially greater financial resources than those of the Company, and they have much larger staffs and marketing organizations. However, the Company believes that it competes effectively in its existing markets as a result of its product design, development expertise, and its reputation as a producer of quality homes. The Company has seen the financial resources of its competitors increase as a result of the industry consolidation experienced in the past few years. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures.

        Regulation.    The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various federal, state and local authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design, as well as the manner in which the Company conducts sales activities and otherwise deals with customers. Such regulations affect development activities by directly affecting the viability and timing of projects.

        The Company must obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development (including possibly in ongoing projects), building moratoria may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained or even stop all work. Such increasing regulation may result in a significant increase in time (and related carrying costs) between the Company's initial acquisition of land and the commencement and completion of its developments. In addition, the extent to which the Company participates in land development activities subjects it to greater exposure to regulatory risks.

        Raw Materials.    Typically all the raw materials and most of the components used in the Company's business are readily available in the United States. Most are standard items carried by major suppliers.

However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins.

        Homeowner Warranty and Mortgage Company Services.    The Company provides homeowners with a limited warranty on the terms of which the Company will warrant, for a limited period, items listed in the homeowner warranty manual. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in California may grant to homebuyers rights in addition to those provided by the Company. The Company also offers mortgage broker services to certain of its California homebuyers through its unconsolidated joint venture with an affiliate of Wells Fargo Home Mortgage, Inc.

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

        As more fully described below in Item 3. Legal Proceedings, in April 1999 the California Court of Appeal overturned an August 1997 trial court judgment in the Coastal Act Lawsuit, ruling that the Coastal Commission should not have approved removal and relocation of certain raptor habitat. In response to the court's decision, in November 2000, the Coastal Commission decided to limit development to only the Upper Mesa. In January 2001, the Company filed a lawsuit challenging the Coastal Commission's action (as further described in Item 3. Legal Proceedings). On February 14, 2003, the San Diego Superior Court denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. The Company is currently seeking development permits to build 379 homes on the Upper Mesa and in January 2004, the Company was notified that the Coastal Commission expects to hold a public hearing on the Company's permit application in April 2004. Therefore, the regulatory approval process for the Bolsa Chica Mesa property remains subject to further Coastal Commission approval, and there can be no assurance that further delays will not result.

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

        Employees.    As of March 1, 2004 the Company and its subsidiaries had 38 employees.

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

        The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

Property	Location	Acres	Present or Planned Use
Bolsa Chica-Upper Mesa	Orange County, CA	105	Ocean view residential community
Bolsa Chica-Lower Mesa	Orange County, CA	103	Ocean view residential community
Bolsa Chica-Huntington Mesa and lowland	Orange County, CA	142	Raw land

Subtotal Bolsa Chica		350

Providence Ranch	North Corona, CA	22	Residential community
Victoria Grove	Riverside County, CA	11	Residential community
The Reserve	Chino, CA	13	Residential community
Crosby Estates	Rancho Santa Fe, CA	3	Residential golf community
Irvine*	Irvine, CA	—	Headquarters

* Leased

Item 3. Legal Proceedings

        In March 1996, a lawsuit (the "Coastal Act Lawsuit") was filed in the San Francisco County Superior Court (and later removed to San Diego Superior Court) by the Bolsa Chica Land Trust, et al. against the Coastal Commission, the Company and other Bolsa Chica landowners as real parties in interest, alleging that the Coastal Commission's approval of the LCP in January 1996 was not in compliance with the Coastal Act and other statutory requirements. The Coastal Act Lawsuit sought to set aside the approval of the Bolsa Chica project. In August 1997, the San Diego Superior Court rendered a judgment that returned the LCP to the Coastal Commission for further consideration in the context of two issues. The court's decision that the Coastal Commission reconsider the LCP was based on the court's determination (i) that development of homes in the lowlands is not in compliance with the Coastal Act, and (ii) that the Commission's findings regarding the filling of a 1.7 acre pond on the Bolsa Chica Mesa ("Warner Pond") were not in compliance with the Coastal Act. With respect to Warner Pond, the court determined in August 1997 that the Coastal Commission failed to weigh and resolve a conflict in Coastal Act policies related to the proposed filling of Warner Pond. The court's August 1997 decision required the Coastal Commission to reconsider its treatment of Warner Pond. In every other respect, the court denied challenges to the Coastal Commission's approval of the LCP for development of Bolsa Chica Mesa. The court specifically approved the Coastal Commission's findings with regard to (i) the relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, (ii) the adequacy of a buffer between the new residential development and the wetlands, and (iii) treatment of archeological resources. The August 1997 judgment was appealed by both the project opponents and the Company as discussed below.

        In October 1997, in response to the trial court's decisions, the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built on the Bolsa Chica Mesa from 2,500 to no more than 1,235. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications.

        In October 1997, opponents of the Bolsa Chica Mesa project appealed the trial court's August 1997 decision on the basis that the trial court should have reversed the Coastal Commission's January 1996 approval allowing relocation of the raptor habitat. In April 1999, the California Court of Appeal overturned the August 1997 judgment of the trial court with respect to the raptor habitat. The appellate court ruled that, under the Coastal Act, the Coastal Commission should not have allowed the removal and relocation of this raptor habitat. The court order instructing the Coastal Commission on how to proceed in response to this decision was issued in June 1999.

        In November 2000, the Coastal Commission held another public hearing on the LCP in response to the court order, and decided to limit development to only the Upper Mesa. The Coastal Commission's November 2000 suggested modifications to the LCP would prohibit the Company from development on the approximately 103-acre Lower Mesa. In May 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

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

        On February 14, 2003, the court issued a final ruling which denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. The court also ruled that the Company's inverse condemnation claim is premature at this time. In addition, the court's opinion recommended that the Company put a new legally reviewable plan before the Coastal Commission, and accordingly the Company is continuing its pursuit of reasonable development on the Bolsa Chica Mesa as further discussed above in "Principal Properties."

        In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State's Department of Toxic Substances Control ("DTSC") became the regulatory agency responsible for overseeing the Company's efforts to remediate the contamination on this property. On July 1, 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company's subsidiary prepared a Remedial Investigation ("RI") Workplan, which was approved by DTSC in August 2003. During September and December 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and recently submitted an RI report to DTSC. As of December 31, 2003, the subsidiary has accrued approximately $1.2 million for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until a remediation plan has been approved by DTSC, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $1.5 million in excess of the current accrual. There is no maximum limitation to the obligation of the Company's subsidiary to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company's subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

        The Company's consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by former affiliates and unrelated to the Company's current operations. In May 2002, Dresser Industries, Inc. ("Dresser") filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. ("RESCO", a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from The M.W. Kellogg Company ("Kellogg"), a corporation formerly affiliated to the Company. Kellogg and its parent company, Wheelabrator Technologies, Inc. ("Wheelabrator"), agreed to indemnify Dresser against certain pre-closing claims. In a subsequent transaction, Wheelabrator assigned certain assets and liabilities relating to the January 1988 purchase agreement to the Company. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorney's fees and costs. Dresser's indemnity claims relate to several hundred lawsuits encompassing approximately 5,800 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

        The Company denies Dresser's allegations and is vigorously defending itself in this case and related matters. The Company was not formed until September 1988 and, upon being spun off in December 1988 from Wheelabrator, agreed to indemnify Wheelabrator for its potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company and RESCO contend that any contractual duty to indemnify Dresser under the January 1988 purchase agreement for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. The Company also believes that it has a number of other meritorious defenses to this litigation.

        This litigation is in the discovery process. The Company has participated in initial settlement discussions in connection with a mediation which was ordered by the Court in advance of the trial. The trial has been postponed to August 2004 in order to allow time for Dresser to emerge from its Chapter 11 bankruptcy proceedings and for the mediation process to continue. However, there can be no assurance that a settlement can be reached before trial. Given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company's litigation accrual reflects its estimate for the minimum costs which are probable and estimable, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company's business, operations and financial condition, in the event that a judgment for an indemnity for such defense costs and awards was to be rendered against the Company. Therefore, the foregoing disclosure has been provided in this Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The following tables set forth information with respect to bid quotations for the Common Stock of the Company for the periods indicated as reported on the Nasdaq National Market. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$6.50	$5.26
Second Quarter	$6.69	$5.82
Third Quarter	$8.91	$6.55
Fourth Quarter	$11.10	$8.70
2002
First Quarter	$5.16	$4.18
Second Quarter	$5.40	$4.55
Third Quarter	$4.85	$3.54
Fourth Quarter	$5.75	$3.75

        The number of beneficial holders of the Company's Common Stock as of March 1, 2004 was approximately 1,700. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

Item 6. Selected Financial Data

        The Selected Financial Data with respect to the Company and its subsidiaries are set forth on page 21 of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 21 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company's project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company's earnings and cash flows. Holding the Company's variable rate debt balance constant as of December 31, 2003, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $.1 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information appearing under the captions "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference in this Annual Report.

Item 11. Executive Compensation

        Information in answer to this Item appears under the caption "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information in answer to this Item appears under the captions "Voting Securities and Principal Holders Thereof", "Election of Directors" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions

        Information in answer to this Item appears under the captions "Certain Transactions" and "Compensation of Directors and Executive Officers" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, and is incorporated herein by reference in this Annual Report on Form 10-K.

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

  (3)
  Listing of Exhibits:

3.01	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
3.02	Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
4.01	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
4.02	Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
10.01	1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.03A to the Registrant's Annual Report on Form 10-K for 1993.
10.02	Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
10.03	Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
10.04	Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment No. 3 on Form 8 to the Registrant's Registration Statement on Form 10.
10.04A	Amendment to Retirement Plan of the Registrant dated December 8, 1993, incorporated by reference to Exhibit 10.07A to the Registrant's Annual Report on Form 10-K for 1993.
10.04B	Amendment to Retirement Plan of the Registrant dated effective January 1, 2000, incorporated by reference to Exhibit 10.08B to Registrant's Annual Report on Form 10-K for 1999.

10.04C	Amendment to Retirement Plan of the Registrant dated December 19, 2001, incorporated by reference to Exhibit 10.08C to Registrant's Annual Report on Form 10-K for 2001.
10.04D	Amendment to Retirement Plan of the Registrant dated December 30, 2002.
10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for 1999.
10.06	Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of May 1, 1998, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.06A	Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to Exhibit 10.11A to Registrant's Annual Report on Form 10-K for 1999.
10.06B	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.06C	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 17, 2003, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.07	Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.07A	Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to Exhibit 10.12A to Registrant's Annual Report on Form 10-K for 1999.
10.07B	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.07C	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 17, 2003, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.08	Amended and Restated Independent Contractor Consulting Agreement between the Registrant and GSSW-REO, L.L.C. ("GSSW") a Texas limited liability company and Thomas W. Sabin, Jr., dated as of October 1, 2002, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.08A	Termination Agreement with respect to Amended and Restated Independent Contractor Consulting Agreement between the Registrant and GSSW dated as of January 1, 2003.
21.01*	Subsidiaries of the Registrant.
31.1*	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2*	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

32.1*	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.**
32.2*	Section 906 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.**

(b)
Reports on Form 8-K:

Current report on Form 8-K dated November 12, 2003 attaching a press release reporting third quarter results.

*
Filed herewith.

**
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

Date: March 11, 2004	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PHILLIP R. BURNAMAN II (Phillip R. Burnaman II)	Director	March 11, 2004
/s/ RAYMOND J. PACINI (Raymond J. Pacini)	President, Chief Executive Officer and Director	March 11, 2004
/s/ THOMAS W. SABIN, JR. (Thomas W. Sabin, Jr.)	Director and Chairman of the Board	March 11, 2004
/s/ SANDRA G. SCIUTTO (Sandra G. Sciutto)	Senior Vice President and Chief Financial Officer	March 11, 2004
/s/ J. THOMAS TALBOT (J. Thomas Talbot)	Director	March 11, 2004

Item 6. Selected Financial Data

        Set forth below is selected financial data of the Company and its consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management's Discussion and Analysis.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in millions, except per share amounts)
Balance Sheet Data at period end:
Unrestricted cash, cash equivalents and short-term investments	$14.7	$9.2	$16.2	$6.9	$8.8
Total assets	198.1	187.6	180.2	178.7	169.9
Project debt	10.4	9.8	3.1	9.0	7.4
Total stockholders' equity	$164.6	$159.9	$159.0	$142.6	$132.8
Shares outstanding at end of period	10.1	10.1	10.1	10.1	10.1
Book value per common share—basic	$16.30	$15.83	$15.74	$14.12	$13.15
Book value per common share—diluted	$15.24	$14.81	$15.74	$14.12	$12.41
Statement of Operations Data:
Revenues(a)	$55.8	$32.8	$39.0	$23.0	$—
Income (loss) from continuing operations(a)(b)	2.9	1.7	11.1	5.6	(1.8)
Net income (loss)(b)	2.9	1.7	11.1	5.6	(1.6)
Per common share—basic:
Income (loss) from continuing operations	$.29	$.17	$1.10	$.55	$(.17)
Earnings (loss)	$.29	$.17	$1.10	$.55	$(.15)
Per common share—diluted:
Income (loss) from continuing operations	$.27	$.16	$1.10	$.55	$(.17)
Earnings (loss)	$.27	$.16	$1.10	$.55	$(.15)
Weighted-average shares outstanding(c)	10.8	10.8	10.1	10.1	10.7

(a)
The Company's current homebuilding operations began in 1999 with home deliveries beginning in 2000.

(b)
In addition to homebuilding operations, income from continuing operations and net income for the year ended December 31, 2001 reflect other income from receipt of securities as demutualization proceeds from an insurance company in which the Company was a policy holder, and the settlement or resolution of certain tax and other liabilities.

(c)
The increase in weighted-average shares outstanding at December 31, 2002 and 2003 reflects outstanding options with an exercise price below the average market price of the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the following Consolidated Financial Statements and Notes thereto which commence on page F-2.

Overview

        The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2004, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission ("Coastal Commission") for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa ("Upper Mesa"), as further described in Note 3 to the Company's Consolidated Financial Statements; and (ii) continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

        During 2002 and 2003, the Company generated gross operating margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, in the city of Chino in San Bernardino County, and in the Rancho Santa Fe area in San Diego County. These homebuilding projects are expected to generate cash flows and gross operating margins through 2005. However, the Company's inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2005 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company's development plan for 379 homes on the Upper Mesa.

        Bolsa Chica is the Company's principal asset, representing 78% of total assets at December 31, 2003. It has required and continues to require significant investments for entitlement and land development activities. Due to the November 2000 Coastal Commission approval of suggested modifications that would limit residential development to only the Upper Mesa, the Company is faced with further delays in implementing its plans for residential development on the Bolsa Chica Mesa. The Company is currently pursuing approval of permits for development of the Upper Mesa. During May 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The planned community on the Upper Mesa, known as "Brightwater", is currently expected to offer a broad mix of home choices averaging 2,900 square feet and ranging in size from 1,560 square feet to 4,450 square feet. Brightwater also includes 28 acres of parks, public trails and open space on the 105-acre Upper Mesa. With only 379 homes on approximately 77 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

        The Company submitted a Coastal Development Permit ("CDP") application for Brightwater to the Coastal Commission in November 2002. In January 2004, the Company was notified that the Coastal Commission expects to hold a public hearing on the Company's CDP application in April 2004, however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will ultimately prevent it from developing a planned community at Bolsa Chica, however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

        The Bolsa Chica Land Trust and other environmental groups have suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, in November 2002 voters approved a $3.4 billion bond measure on California's ballot known as Proposition 50 and entitled the "Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds". The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of not less than 100 acres of the Bolsa Chica Mesa. The State is conducting an appraisal of the Bolsa Chica Mesa, however, there can be no assurances that the Company will ever receive an offer from the State for all or any part of the Bolsa Chica Mesa, reach a mutually acceptable agreement on price and terms; or that a sale transaction will ever be completed.

        Under the terms of Proposition 50, all property acquired must be from willing sellers, not by eminent domain. Therefore, if the Company were to receive an offer from the State of California to purchase all or a part of the Bolsa Chica Mesa, the Company would have an opportunity to evaluate the value and terms of the offer before deciding whether to accept it, make a counter offer or reject it. In reaching its decision, the Company would consider how best to maximize stockholder value in light of the status and likelihood of development of various portions of its Bolsa Chica property at that time. Given the facts and circumstances described above, the Company believes that the Upper Mesa can ultimately be developed, which would result in realization of an amount that is substantially in excess of the $153.6 million book value presently reflected in the Company's consolidated financial statements, although there can be no assurance in that regard. Therefore, the Company has no present intention of selling the entire Bolsa Chica Mesa to the State at any price that is not substantially in excess of the present carrying value.

        The Company also believes that the current and historic public trading prices of the Company's common stock have not adequately reflected the Bolsa Chica Mesa's true value. However, there can be no assurance that such public trading price will ever reflect what the Company may believe to be the true value of the Bolsa Chica Mesa. From time to time, the Company has received outside appraisals on an "as developed basis" which have supported the Company's beliefs.

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

        There can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the slow-down in the national economy during the past several years and the "jobless recovery" to date, (ii) the State of California's budget deficit, and (iii) the volatility in the stock market, collectively may exert recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

        While low mortgage rates have sustained housing demand to date, any significant future increase in mortgage rates or significant loss of jobs in southern California would most likely slow demand for new homes. Increases in home mortgage interest rates make it more difficult for the Company's customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of new homes in southern California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.

        Most of the Company's active homebuilding projects are located in the "Inland Empire" area of southern California, which includes Riverside and San Bernardino counties. None of the Company's projects experienced any direct impact from the southern California fires during late 2003. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue land development and lot acquisition opportunities throughout southern California.

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

  Impairment of Long-Lived Assets

        The Company assesses the impairment of land held for future development (the Bolsa Chica project) and real estate held for current development or sale including long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Given the significance of the carrying value of land held for future development, the application of SFAS No. 144 in evaluating any potential impairment is critical to the Company's consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements.

        In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development and its own market assumptions including those regarding home prices, infrastructure and home-building costs regarding both land held for future development and real estate held for current development or sale. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as suggested in SFAS No. 144.

  Basis of Consolidation

        Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The consolidated statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company generally has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company's financial statements. Minority interest represents the equity interest of the Company's joint venture partner for one consolidated venture and is further described in Note 8 to the Consolidated Financial Statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further discussed in Note 4 to the Consolidated Financial Statements.

  Income Taxes

        The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses ("NOLs"). A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of the Company's historical federal tax NOLs, as discussed in Note 7 to the Consolidated Financial Statements, the application of the Company's policy in evaluating the expected future benefit of NOLs is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

  Homebuilding Revenues and Cost of Sales

        The Company's homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and the homes are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer, and the earnings process is complete. As a result, the Company's revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain projections and estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The cost of sales is recorded based upon total estimated costs within a subdivision and allocated using the relative sales value method. The Company's construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company's estimates are based on historical results, adjusted for current factors.

  Litigation Reserves

        The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding disposed assets and businesses of the Company or former affiliates (see Notes 6 and 9 to the Consolidated Financial Statements). The Company has reserved for costs expected to be incurred with respect to these cases based upon information provided by its legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

  Stock-Based Compensation

        Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). As a result of the May 2001 repricing of outstanding stock options, the Company accounted for the options as variable awards and recorded non-cash stock-based compensation expense on a cumulative basis as the difference between the option exercise price and the quoted market price of the Company's common stock. From May 2001 through the first quarter of 2003, non-cash compensation expense was reflected for stock price changes pursuant to variable accounting for repriced options.

        During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For this change in accounting, the Company selected the "modified prospective method" under the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123" ("SFAS 148"). Under this method, the change is retroactive to January 1, 2003, and compensation cost recognized for 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of SFAS 123 may have a significant impact on the Company's future consolidated results of operations, due to the elimination of the potential future effects of variable accounting for repriced stock options.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of such interpretation on December 31, 2002 and the recognition provision on January 1, 2003, as required. The Company's adoption of such interpretation did not have a material impact on its results of operations or financial position. Additional disclosures are presented in Note 6 to these consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities—An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51,

"Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The Company adopted all requirements of FIN No. 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period ending after December 15, 2003. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46(R) will not have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding certain limited life entities with equity consolidated as minority interest by the parent company. This deferral is for an indefinite period. As of September 30, 2003 the Company consolidates two joint ventures which are affected by this deferral (see Note 8). The Company is evaluating the impact adoption of SFAS 150 will have on its financial statements.

Liquidity and Capital Resources

        The principal assets in the Company's portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing internally generated cash to fund the North Corona, Riverside and Rancho Santa Fe homebuilding projects and the Bolsa Chica land development project. In addition, the Company is utilizing project debt and joint venture contributions to fund construction of the Chino project and joint venture contributions to fund the Oxnard land development project. The Company's current homebuilding projects, which are primarily in the "Inland Empire" area of southern California (Riverside and San Bernardino counties) are currently expected to generate approximately $23.0 million of positive cash flows during the next 24 months, based on present economic conditions and market assumptions. The Company's cash and cash equivalents as of December 31, 2003 were approximately $14.7 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects, and the Oxnard and Bolsa Chica land development projects, along with general and administrative expenses, for the next 12 months.

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

Financial Condition

  December 31, 2003 Compared With December 31, 2002

        Cash flows from homebuilding operations for 2003 primarily reflect sales proceeds of $54.7 million from deliveries of 154 homes and $1.1 million from industrial property in Signal Hill, California, net borrowing under project debt financing of $600,000, and joint venture capital contributed (minority interest) for the Chino project of $3.9 million. These sources of funds were used primarily for investments in real estate and construction costs of $48.0 million, including the acquisition of 77 lots in Chino, California and eight lots in the Rancho Santa Fe, California area. Other significant uses of cash include approximately $1.7 million for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, $500,000 net investment in the Oxnard land development joint venture, and selling, general and administrative expenses paid of approximately $3.3 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $5.5 million increase in cash and cash equivalents.

        The $800,000 increase in other assets primarily reflects investments in the unconsolidated Oxnard land development joint venture and deposits for purchases of entitled land.

        Accounts payable and accrued liabilities increased by approximately $1.3 million, to a balance of $6.3 million as of December 31, 2003, primarily reflecting an increased accrual for incentive bonuses related to the Company's homebuilding operation.

        The increase in capital in excess of par value of approximately $1.8 million primarily reflects the reversal of valuation reserves on pre-Reorganization NOLs utilized during 2003, which as of December 31, 2002 were offset by a valuation reserve.

Results of Operations

        The nature of the real estate development business is such that individual real estate transactions often cause significant fluctuations in operating results from quarter-to-quarter and year-to-year.

  2003 Compared with 2002

        The Company reported homebuilding revenues of $54.7 million and gross operating profit from homebuilding of approximately $9.3 million for 2003, compared with $32.8 million in revenues and gross operating profit of approximately $4.5 million for 2002. This represents a $21.9 million or 67% increase in homebuilding revenues and a $4.8 million increase in gross operating profit from homebuilding. Revenues during 2003 reflect deliveries of 154 homes, including 65 homes at the Company's Riverside projects, 86 homes at the North Corona projects and the final three homes at the

Yucaipa project. Revenues during 2002 reflect deliveries of an aggregate of 117 homes at the Yucaipa and North Corona projects. The increase in the average price of homes sold from $280,000 in 2002 to $355,000 in 2003, and the improved gross margin from homebuilding from 13.7% for 2002 to 17.0% in 2003 reflect home price appreciation experienced over the past year and higher profitability of the Riverside project as compared with the Yucaipa project.

        In addition, during 2003, the Company reported revenue from a non-residential land sale of $1.1 million, resulting in a gross operating profit of approximately $1.0 million, or approximately 90.9%, which when combined with the homebuilding gross margin, resulted in the overall gross margin of 18.5%.

        The increase in selling, general and administrative expenses of $200,000 to $4.4 million in 2003 as compared with $4.2 million in 2002, reflects an increase in accrued incentive compensation for the Company's homebuilding business, largely offset by the absence in 2003 of approximately $778,000 of compensation expense recorded in 2002 pursuant to variable accounting for repriced options in accordance with APB 25.

        The $400,000 decrease in income from unconsolidated joint ventures from approximately $900,000 for 2002 to approximately $500,000 for 2003 reflects reduced income from the Fairbanks Highlands project, due to the completion of home deliveries during the first quarter of 2002.

        The $1.1 million of other expense, net in the current year as compared with $100,000 of expense in 2002, primarily reflects additional accruals of approximately $700,000 for estimated environmental remediation costs, and $300,000 for contingent indemnity obligations related to asbestos claims in the 2003 period. Other expense also includes recurring pension and real estate holding period costs, which were largely offset by recovery of $400,000 of water rights certificates related to a completed project, the value of which had been charged to cost of sales in prior years. The increase in expense also reflects the absence in the current year of $1.2 million in gains on sales of short-term investments, which were realized during the second quarter of 2002. These gains in the 2002 period were partially offset by increased non-recurring period costs related to land held for future development.

        During 2003, the Company's tax provision was partially offset by a tax benefit of approximately $100,000 in connection with the reduction in reserves for contingent tax liabilities recorded in conjunction with periodic reviews of the adequacy of such reserves. During 2002, the Company recorded an income tax benefit of $800,000. This benefit included a provision for income taxes of $600,000 which was more than offset by tax benefits equivalent to reductions of reserves for state tax liabilities of $1.4 million. The reductions in tax reserves in 2003 and 2002 were due to expiration of statutes of limitations or settlements in eight states, and one state, respectively, which reduced the Company's exposure.

  2002 Compared with 2001

        The Company reported revenues of $32.8 million and gross operating profit of $4.5 million for the year ended December 31, 2002, compared with revenues of $39.0 million and gross operating profit of $6.1 million for 2001. Revenues in 2002 reflect deliveries of an aggregate of 117 homes including 58 homes at the Providence Ranch project in North Corona, California and 59 homes at the Yucaipa project. Revenues in 2001 reflect deliveries of an aggregate of 90 homes including 51 homes at the Rancho San Pasqual project, 15 homes at the Sandover project on the Bolsa Chica Mesa in Huntington Beach, California and 24 homes at the Yucaipa project. The decrease in the average price of homes sold from $433,000 during 2001 to $280,000 during 2002 reflects the lower price ranges commanded by the Inland Empire in comparison to Orange County and San Diego County. The gross margin of 14% for the year ended December 31, 2002 reflects the aggregate margin on the Yucaipa and Providence Ranch projects as compared to the gross margin of 16% for the prior year primarily from the Rancho San Pasqual and Sandover projects, which had lower land cost bases.

        The $1.0 million increase in selling, general and administrative expenses during the year ended December 31, 2002, compared to 2001, primarily reflects $778,000 of non-cash compensation expense recorded pursuant to variable accounting for repriced stock options.

        The $2.8 million decrease in income from unconsolidated joint ventures to $900,000 for the year ended December 31, 2002 as compared to $3.7 million in 2001 reflects the decrease in the Company's share of venture profits from deliveries of four homes and one out-parcel at Fairbanks Highlands during the current year, as compared with deliveries of 36 homes in the prior year.

        The decrease in other income, net from $3.8 million of income in 2001 to approximately $100,000 of expense for the year ended December 31, 2002 primarily reflects non-recurring income in 2001 of $6.2 million from the receipt of securities as demutualization proceeds, which was partially offset by $2.4 million of expense from changes in estimates for an indemnity obligation for a former affiliate's disposed business, retirement benefits for former directors and an environmental issue. The 2002 amount primarily reflects $1.2 million in gains on sales of short-term investments, largely offset by increased period costs for land held for future development.

        During the years ended December 31, 2002 and 2001, the Company recorded income tax benefits of $800,000 and $1.0 million, respectively. These benefits included provisions for income taxes of $600,000 and $4.5 million, respectively, which were more than offset by tax benefits equivalent to reductions of reserves for state tax liabilities of $1.4 million and $5.5 million, respectively, recorded in conjunction with periodic reviews of the adequacy of such reserves.

  Payments Under Contractual Obligations

        The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of December 31, 2003 (in millions):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Project debt	$10.4	$10.4	—	—	—
Operating leases	.5	.1	.4	—	—

Total	$10.9	$10.5	.4	—	—

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

Forward Looking Statements

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

        We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in stockholders' equity for each of the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP

Costa Mesa, California
March 9, 2004

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(in millions)
ASSETS
Cash and cash equivalents	$14.7	$9.2
Real estate held for current development or sale	27.5	25.0
Land held for future development	153.6	151.9
Other assets	2.3	1.5

	$198.1	$187.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$6.3	$5.0
Project debt	10.4	9.8
Other liabilities	12.9	12.9

Total liabilities	29.6	27.7

Minority interest	3.9	—

Commitments and contingencies
Stockholders' equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,075,212 and 10,057,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	143.1	141.3
Retained earnings	23.4	20.5
Accumulated other comprehensive loss	(2.4)	(2.4)

Total stockholders' equity	164.6	159.9

	$198.1	$187.6

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2003		2002		2001
	(in millions except per share amounts)
Revenues:
Homebuilding		$54.7		$32.8	$39.0
Non-residential land		1.1		—	—

		55.8		32.8	39.0

Cost of sales:
Homebuilding		45.4		28.3	32.9
Non-residential land		.1		—	—

		45.5		28.3	32.9

Gross operating profit		10.3		4.5	6.1
Selling, general and administrative expenses		4.4		4.2	3.2
Interest expense		.2		.2	.3
Income from unconsolidated joint ventures		(.5)		(.9)	(3.7)
Other expense (income), net		1.1		.1	(3.8)

Income before income taxes		5.1		.9	10.1
Provision (benefit) for income taxes		2.2		(.8)	(1.0)

Net income		$2.9		$1.7	$11.1
Other comprehensive loss, net of income taxes:
Unrealized (realized) gain on short-term investments		—		(1.3)	1.3
Minimum pension liability adjustment		—		(1.0)	(1.4)

		—		(2.3)	(.1)

Comprehensive income (loss)		$2.9		$(.6)	$11.0

Net earnings per common share—basic	$	..29	$	..17	$1.10

Net earnings per common share—diluted		$.27		$.16	$1.10

Common equivalent shares:
Basic		10.1		10.1	10.1
Diluted		10.8		10.8	10.1

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Cash flows from operating activities:
Net income	$2.9	$1.7	$11.1
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Non-cash interest expense	.2	.2	.3
Non-cash compensation expense	—	.8	—
Deferred income taxes	—	—	4.1
Gain on receipt of securities from demutualization of insurance company	—	—	(6.2)
Gains on sales of short-term investments	—	(1.2)	—
Gains on sales of real estate held for current development or sale	(10.2)	(4.5)	(6.1)
Proceeds from real estate sales, net	55.7	32.4	38.4
Investments in real estate held for current development or sale	(48.0)	(38.9)	(24.9)
Changes in assets and liabilities:
Investment in land held for future development	(1.7)	(4.8)	(5.3)
Decrease (increase) in other assets	(.8)	(.1)	4.2
Increase (decrease) in accounts payable, accrued and other liabilities	2.8	(.7)	(8.3)

Cash provided by (used in) operating activities	.9	(15.1)	7.3

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	7.4	—

Cash provided by investing activities	—	7.4	—

Cash flows from financing activities:
Borrowings of project debt	23.6	15.7	9.6
Repayments of project debt	(23.0)	(9.0)	(15.5)
Proceeds from the exercise of warrants	.1	—	—
Release of restricted cash	—	1.5	.4
Contributions of joint venture capital	3.9	—	—

Cash provided by (used in) financing activities	4.6	8.2	(5.5)

Net increase in cash and cash equivalents	5.5	.5	1.8
Cash and cash equivalents—beginning of year	9.2	8.7	6.9

Cash and cash equivalents—end of year	$14.7	$9.2	$8.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$(.7)	$(.9)	$(.3)
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on short-term investments recorded as other comprehensive income	—	—	1.3
Reclassification adjustment for realized gains included in net income	—	(1.3)	—
Minimum pension liability adjustment recorded as other comprehensive loss, net of income tax benefit of $0, $0 and $.2 million, respectively	—	(1.0)	(1.4)
Utilization of pre-Reorganization net operating losses to offset tax liabilities, credited to stockholders' equity	—	—	1.6

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at January 1, 2001	$.5	$134.4	$7.7	$—	$142.6
Net income	—	—	11.1	—	11.1
Other comprehensive loss	—	—	—	(.1)	(.1)
Utilization of pre-reorganization net operating losses	—	5.4	—	—	5.4

Balance December 31, 2001	.5	139.8	18.8	(.1)	159.0
Net income	—	—	1.7	—	1.7
Other comprehensive loss, net of income taxes	—	—	—	(2.3)	(2.3)
Non-cash compensation expense-stock options	—	.8	—	—	.8
Utilization of pre-reorganization net operating losses	—	.7	—	—	.7

Balance December 31, 2002	$.5	$141.3	$20.5	$(2.4)	$159.9
Net income	—	—	2.9	—	2.9
Exercise of warrants	—	.1	—	—	.1
Utilization of pre-reorganization net operating losses	—	1.7	—	—	1.7

Balance December 31, 2003	$.5	$143.1	$23.4	$(2.4)	$164.6

See independent auditors' report and accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

        California Coastal Communities, Inc. and its consolidated subsidiaries (the "Company") was formerly known as Koll Real Estate Group, Inc. (October 1993 – April 1998), The Bolsa Chica Company (July 1992 – September 1993), Henley Properties Inc. (December 1989 – July 1992) and The Henley Group, Inc. (December 1988 – December 1989). The principal activities of the Company currently include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes; sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

        On December 31, 1989, The Henley Group, Inc. separated its business into two public companies through a distribution to its common stockholders of all of the common stock of a newly formed Delaware corporation to which The Henley Group, Inc. had contributed its non-real estate development operations, certain assets and related and unrelated liabilities. The new company was named The Henley Group, Inc. ("Henley Group") immediately following the distribution. The remaining company was renamed Henley Properties Inc. ("Henley Properties") and consisted of the real estate development business and assets of Henley Group, including its principal subsidiary Signal Landmark.

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

  Impairment of Long-Lived Assets

        The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountant's Statement of Position ("SOP")

90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") and the carrying value of real estate properties was adjusted to fair value (see Note 1). Following the California Coastal Commission's November 2000 approval of suggested modifications to the Bolsa Chica Local Coastal Program, which would limit development to only the upper bench of the Company's 208-acre mesa property ("Bolsa Chica Mesa") (see Note 3), the Company evaluated this asset's carrying value. The Company has updated its analysis at each year-end since December 31, 2000. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa (the "Upper Mesa") and the Company's additional 194 acres at Bolsa Chica exceed its carrying value, there has been no impairment.

        In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development and its own market assumptions including those regarding home prices, infrastructure and home-building costs regarding both land held for future development and real estate held for current development or sale. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as suggested in SFAS No. 144.

  Basis of Consolidation

        Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The consolidated statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company generally has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company's financial statements. Minority interest represents the equity interest of the Company's joint venture partner for one consolidated venture and is further described in Note 8. The Company's investments in unconsolidated joint ventures are accounted for using the equity method, when the Company does not have voting or economic control of the venture operations, as further described in Note 4.

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

  Homebuilding Revenues and Cost of Sales

        The Company's homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer and the earnings process is complete. As a result, the Company's revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The cost of sales is recorded based upon total estimated costs within a subdivision and allocated using the relative sales value method. The Company's construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company's estimates are based on historical results, adjusted for current factors.

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

  Earnings Per Common Share

        The weighted-average number of common shares outstanding was 10.1 million for each of the years ended December 31, 2003, 2002 and 2001. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2003 and 2002, the average market price of the Company's common stock exceeded the exercise price of outstanding stock options. For the year ended December 31, 2001, the average market price of the Company's common stock did not exceed the exercise price of outstanding stock options. Therefore, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted-average common shares assuming dilution, in the related consolidated statements of operations for 2003 and 2002, but not for 2001. For the year ended December 31, 2003, the average market price of the Company's common stock exceeded the exercise price of the 48,000 outstanding warrants. For the years ended December 31, 2002 and 2001, the average market price of the Company's common stock did not exceed the exercise price of outstanding warrants. Therefore, the dilutive effect of outstanding warrants is reflected in the weighted-average common shares assuming dilution for 2003, but not for 2002 or 2001.

  Other Comprehensive Income (Loss)

        Other comprehensive income (loss) items under SFAS No. 130, "Reporting Comprehensive Income," are transactions recorded in stockholders' equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive income (loss) are disclosed in the consolidated statements of operations net of tax.

  Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of such interpretation on December 31, 2002, and the recognition provision on January 1, 2003, as required. The Company's adoption of such interpretation did not have a material impact on its results of operations or financial position. Additional disclosures are presented in Note 6 to these consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities—An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The Company adopted all requirements of FIN No. 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period ending after December 15, 2003. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. As of December 31, 2003, the Company consolidated one joint venture which is affected by this deferral (see Note 8). The Company is evaluating the impact adoption of SFAS 150 will have on its financial statements.

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

        A Local Coastal Program ("LCP") for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the Coastal Commission in January 1996. In October 1997, in response to a trial court decision in connection with a lawsuit which challenged the 1996 approvals of the Coastal Commission (the "Coastal Act Lawsuit"), the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than 1,235 homes on the Bolsa Chica Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission's suggested modifications; however, this approval was challenged in trial court and then in the Court of Appeals.

        In November 2000, in response to the April 1999 Court of Appeal's decision in the Coastal Act Lawsuit which prohibited relocation of a 14-acre grove of dying eucalyptus trees which serves as raptor habitat, the Coastal Commission held another public hearing on the LCP and approved suggested modifications that would limit development to only the Upper Mesa. The Coastal Commission's November 2000 suggested modifications to the LCP would prohibit the Company from development on the approximately 103-acre lower bench of the Bolsa Chica Mesa (the "Lower Mesa"). In May 2001, the County of Orange declined to consider the Coastal Commission's November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission's suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission's suggested modifications would remove 140 acres of viable residentially-zoned land from the County's plan.

        In January 2001, the Company challenged the Coastal Commission's November 2000 suggestion to substantially change the previously approved LCP. The Company's petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenged the Commission's November 2000 decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission's recommendation that the Lower Mesa not be developed. On February 14, 2003, the court issued a ruling, which denied the Company's petition on the grounds that the Coastal Commission's November 2000 decision expired by operation of law when the County rejected the Coastal Commission's suggested modifications. As a result, the Coastal Commission's decision to prohibit development on the Lower Mesa is no longer of any force or effect. In addition, the court's opinion recommended that the Company put a new, legally reviewable plan before the Coastal Commission, and accordingly, the Company is continuing its pursuit of reasonable development on the Bolsa Chica Mesa as discussed below.

        The Company is currently pursuing approval of permits for development of the Upper Mesa. During May 2002, the County of Orange Planning Commission approved the Company's site plan for development of 379 single-family homes on the Upper Mesa. In response to an appeal, in July 2002, the Orange County Board of Supervisors upheld the Planning Commission's prior approval of the site plan and tentative tract map. This development plan also requires approval by the Coastal Commission. The planned community on the Upper Mesa, known as "Brightwater", is currently expected to offer a broad mix of home choices, averaging 2,900 square feet and ranging in size from 1,560 square feet to 4,450 square feet. Brightwater also includes 28 acres of parks, public trails and open space on the 105-acre Upper Mesa. With only 379 homes on approximately 77 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

        The Company submitted a Coastal Development Permit ("CDP") application for Brightwater to the Coastal Commission in November 2002. In January 2004, the Company was notified that the Coastal Commission expects to hold a public hearing on the Company's CDP application in April 2004; however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

        Upon completion of the Company's Recapitalization as discussed in Note 1, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset's operations and eventual disposition. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company's estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company's policy described in Note 2—Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows, from the Upper Mesa and the Company's additional 194 acres at Bolsa Chica exceed its December 31, 2003 carrying value, the Company believes there has been no impairment.

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

Note 4—Investments in Unconsolidated Joint Ventures

        The Company's investments in unconsolidated joint ventures are 50% or less owned, not substantially controlled by the Company, and accordingly, are accounted for using the equity method and are not consolidated with the Company's consolidated financial statements. Condensed combined financial information regarding the Company's investments in: (i) the 93-home Fairbanks Highlands joint venture (San Diego, California), (ii) a residential loan production partnership with a major commercial bank and (iii) the Oxnard land development joint venture (described below) are summarized as follows (in millions, except home closings):

	2003	2002	2001
Balance Sheet Data:
Total assets	$3.6	$1.4	$4.0
Total liabilities	(.9)	(.8)	(1.4)

Venturers' capital	$2.7	$.6	$2.6

Statement of Operations Data:
Revenues	$1.6	$6.4	$51.2
Expenses	(.4)	(4.1)	(40.2)

Net income	$1.2	$2.3	$11.0

Home closings	—	4	36

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

        During October 2003, the Company entered into a Limited Liability Company ("Oxnard LLC") joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc. (the Company's homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of December 31, 2003, the non-managing member had made an aggregate of approximately $1 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and all losses are generally allocated 50% to each member. While the Company will exert a large degree of control over the venture, the non-managing member does have various approval rights with regard to the major business decisions, and therefore the operations of the venture are not consolidated.

        During 2003, 2002 and 2001, the Company received $.1 million, $1.4 million and $7.2 million, respectively, in aggregate cash distributions from the Fairbanks Highlands joint venture and $.3 million, $.2 million and $.1 million in 2003, 2002 and 2001, respectively, from the residential loan production partnership.

Note 5—Project Debt

        In conjunction with the acquisition of single-family residential lots, the Company's homebuilding subsidiary, Hearthside Homes, Inc., enters into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-

fourths percent (4.75% at December 31, 2003). The following amounts were available and outstanding under these loan facilities as of December 31 ($ in millions):

				Outstanding at December 31,
	Amount of Facility	Number of Lots	Maturity Date
				2003	2002
North Corona	$17.1	93	11/29/03	$—	$6.4
Riverside	7.8	37	7/28/03	—	2.1
Riverside	10.1	47	10/10/03	—	1.3
Chino	15.4	77	5/30/04	10.4	—

				$10.4	$9.8

        For the years ended December 31, 2003, 2002 and 2001, approximately $.8 million, $.6 million and $.4 million, respectively, of construction period interest was capitalized to projects in the construction stage.

Note 6—Other Liabilities

        Other liabilities were comprised of the following as of December 31 (in millions):

	2003	2002
Net deferred taxes and other tax liabilities	$3.6	$3.7
Accrued pensions and benefits	4.9	4.8
Home warranty reserves	1.2	1.2
Contingent indemnity and environmental obligations	4.1	4.4
Unamortized discount	(.9)	(1.2)

	$12.9	$12.9

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

        In May 2002, Dresser Industries, Inc. ("Dresser") filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. ("RESCO", a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from The M.W. Kellogg Company ("Kellogg"), a corporation formerly affiliated to the Company. Kellogg and its parent company, Wheelabrator Technologies, Inc. ("Wheelabrator"), agreed to indemnify Dresser against certain pre-closing claims. In a subsequent transaction, Wheelabrator assigned certain assets and liabilities relating to the January 1988 purchase agreement to the Company. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorney's fees and costs. Dresser's indemnity claims relate to several hundred lawsuits encompassing approximately 5,800 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

        The Company denies Dresser's allegations and is vigorously defending itself in this case and related matters. The Company was not formed until September 1988 and, upon being spun off in December 1988 from Wheelabrator, agreed to indemnify Wheelabrator for its potential liabilities under the January 1988 purchase agreement with Dresser to the extent that any such liabilities are not covered by insurance. However, the Company and RESCO contend that any contractual duty to indemnify Dresser under the January 1988 purchase agreement for any third-party asbestos claims expired in March 1991 under the terms of the January 1988 purchase agreement. The Company also believes that it has a number of other meritorious defenses to this litigation.

        This litigation is in the discovery process. The Company has participated in initial settlement discussions in connection with a mediation which was ordered by the Court in advance of the trial. The trial has been postponed to August 2004 in order to allow time for Dresser to emerge from its Chapter 11 bankruptcy proceedings and for the mediation process to continue. However, there can be no assurance that a settlement can be reached before trial. Given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. While the Company's litigation accrual reflects its estimate for the minimum costs which are probable and estimable, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company's business, operations and financial condition, in the event that a judgment for an indemnity for such defense costs and awards was to be rendered against the Company.

        In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State's Department of Toxic Substances Control ("DTSC") became the regulatory agency responsible for overseeing the Company's efforts to remediate the contamination on this property. On July 1, 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company's subsidiary prepared a Remedial Investigation ("RI") Workplan, which was approved by DTSC in August 2003. During September and December 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and recently submitted an RI Report to DTSC. As of December 31, 2003, the subsidiary has accrued approximately $1.2 million for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until a remediation plan has been approved by DTSC, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $1.5 million in excess of the current accrual. There is no maximum limitation to the obligation of the Company's subsidiary to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company's subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

        The Company provides a home warranty reserve to reflect its contingent liability for product warranty. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below (in millions):

	2003	2002
Balance at beginning of year	$1.2	$1.2
Provision	.3	.1
Payments	(.3)	(.1)

Balance at end of year	$1.2	$1.2

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

        The Company believes that it qualifies for the "bankruptcy exception" of Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancelation of indebtedness income realized. Accordingly, the Company's NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company's NOL carryovers are fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The federal NOLs available as of December 31, 2003 are approximately $176 million, including pre-Reorganization NOLs of approximately $162 million, after reflecting activity subsequent to September 2, 1997 and the settlement with the Internal Revenue Service ("IRS") discussed below. The amount of NOLs which expire if not utilized is zero, $1 million, $20 million, $8 million, $19 million and $128 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

        The Company remains subject to the general rules regarding a change of ownership under Section 382 of the Code, which limit the availability of NOLs if an ownership change occurs within any three-year period. If the Company was to experience another ownership change, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, as of February 27, 2004, it has experienced a three-year cumulative ownership shift of approximately 28%, as computed in accordance with Section 382.

        In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its tax loss carryforwards. Since the Company's use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company's majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company's common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company's ability to use its NOLs. While these amendments reduced the Company's risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. During September 2003, the Company's Board of Directors authorized two new investors to purchase an aggregate of approximately 15% of the Company's common stock since such transactions would not jeopardize the Company's ability to use its NOLs.

        The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2003	2002
Deferred tax assets:
Accruals/reserves not deductible until paid	$4.5	$4.5
Net operating loss and alternative minimum tax credit carryforwards	62.4	64.0
State income tax provisions deductible when paid for federal tax purposes	1.2	1.3
Valuation allowance	(52.6)	(54.3)

	15.5	15.5

Deferred tax liabilities:
Land held for future development (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	19.0	19.0
Unrealized gain on securities	—	—

	19.0	19.0

Net deferred tax liabilities	$3.5	$3.5

        Net deferred tax liabilities at December 31, 2003 and 2002 are primarily comprised of state net deferred tax liabilities and are included in other liabilities. The Company has established a valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company's operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. Recognition of tax benefits from future potential reductions in valuation allowances attributable to any utilization of pre-Reorganization NOLs would be excluded from results of operations and credited to capital in excess of par value. The portion of the valuation allowance allocated to federal pre-Reorganization NOLs is approximately $47 million as of December 31, 2003.

        The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2003	2002	2001
Current taxes	$.5	$.6	$.4
Deferred taxes	1.8	—	4.1
Reduction in contingent tax liabilities	(.1)	(1.4)	(5.5)

	$2.2	$(.8)	$(1.0)

        The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2003	2002	2001
Provision for income taxes at statutory rate	$1.8	$.3	$3.5
State income taxes, net	.4	.5	.4
Change in federal tax law	—	(.3)	—
Reduction in contingent tax liabilities	(.1)	(1.4)	(5.5)
Increase in federal valuation allowance	—	—	.7
All other items, net	.1	.1	(.1)

	$2.2	$(.8)	$(1.0)

        The realization of a tax benefit from utilization of pre-Reorganization NOLs, through a reduction in the valuation allowance, is reflected by increasing the Company's capital in excess of par value by $1.7 million, $.7 million and $3.8 million in 2003, 2002 and 2001, respectively.

Tax Compliance Matters

        In 1998, the Company and the IRS settled a significant dispute with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. The Company periodically reviews the potential for state tax liability adjustments related to the 1998 IRS tax settlement, and does not believe that any such adjustments would have a negative material impact on the Company's consolidated financial statements.

All but two of the state jurisdictions in which the Company filed amended returns for these years have accepted such returns, thereby significantly reducing the Company's exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income tax exposure, the Company reduced its reserves by approximately $.1 million, $1.4 million and $5.5 million in 2003, 2002 and 2001, respectively. Each reduction in contingent tax liabilities is reflected as a benefit in the income tax provision.

Note 8—Minority Interest

        In April 2003, the Company entered into a Limited Liability Company ("Chino LLC") joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing homes. Hearthside Homes, Inc. (one of the Company's principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member's equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), as adjusted for the member's allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. The losses of the non-managing member are limited to the amount of its capital contribution of approximately $4 million.

Note 9—Commitments and Contingencies

Legal Proceedings

        See Note 6 for a discussion of pending litigation filed against the Company by Dresser.

        There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

Lease Obligations

        For the years ended December 31, 2003, 2002 and 2001, the Company incurred rents for corporate facilities of approximately $131,000, $131,000 and $241,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2004, 2005 and 2006 are approximately $146,000, $154,000 and $162,000, respectively. Thereafter such amounts are zero.

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

Note 10—Retirement Plans

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

        The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2003	2002	2001
Service cost	$—	$—	$—
Interest cost	.3	.3	.4
Expected return on assets	(.2)	(.3)	(.4)
Net amortization and deferral	.1	.1	—

Net periodic pension expense	$.2	$.1	$—

        The development of the projected benefit obligation for the plan at December 31, 2003 and 2002 is based on the following assumptions: a discount rate of 6% for 2003 and 2002 and an expected long-term rate of return on assets of 7% for 2003 and 2002. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents as shown below.

  Plan asset information:

	Target Allocation 2004	Allocation 2003	Allocation 2002
Equity securities	80.00%	93.25%	82.00%
Debt securities	20.00%	6.75%	17.75%
Cash	0%	0%	.25%

        The funded status and accrued pension cost at December 31, 2003 and 2002 for the defined benefit retirement plan were as follows (in millions):

	2003	2002
Benefit obligation:
Benefit obligation at beginning of year	$5.7	$5.8
Service cost	—	—
Interest cost	.3	.3
Actuarial loss	.9	.1
Change in assumptions	—	—
Benefits paid	(.5)	(.5)

Benefit obligation at end of year	$6.4	$5.7

Plan assets:
Fair value of plan assets at end of prior year	$3.9	$5.3
Net return (loss) on plan assets	1.0	(.9)
Benefits paid	(.5)	(.5)

Fair value of plan assets at end of year	$4.4	$3.9

Funded status	$(2.0)	$(1.8)
Unrecognized net actuarial loss	2.6	2.6
Prepaid benefit cost	.6	.8
Additional minimum liability charged to other comprehensive loss	(2.6)	(2.6)

Accrued benefit liability	$(2.0)	$(1.8)

        The $2.4 million balance of accumulated other comprehensive loss as of December 31, 2003 and 2002 reflects the additional minimum liability of $2.6 million, net of a minimal tax effect due to offset from the Company's federal tax NOLs. The amount of the accrued benefit liability is reflected in other liabilities.

Note 11—Capital Stock

Common Stock

        During October 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $176 million of NOLs (see Note 7). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. During September 2003, the Company's Board of Directors authorized two new investors to purchase an aggregate of approximately 15% of the

Company's common stock since such transactions would not jeopardize the Company's ability to use its NOLs.

        At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares.

Warrants

        In December 2003, the Company issued 18,000 common shares upon the exercise of a warrant previously received by a consultant in partial compensation for its services in 1999. The warrant was issued with its exercise price at a then current market price of $7.00 per share, and vested after one year. The Company received $126,000 in cash in connection with the exercise of this warrant. As of December 31, 2003, there are no warrants outstanding.

Note 12—Stock Plans

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

        A summary of the status of the Company's stock option plan as of December 31, 2003 follows:

Options Outstanding	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life
Options fully vested and exercisable at December 31, 2003	754,996	$4.50	4.8 years
Options available for future grants at December 31, 2003	4,988

        In May 2001, all outstanding options to purchase an aggregate of 754,996 shares of the Company's common stock were re-priced to $4.50 per share, which represented a premium of approximately 11.1% above the average closing price over the previous 30 trading days. The options, which were granted to certain directors and officers, carried previous exercise prices of $9.25 per share on 484,996 options granted in 1997 and 1998, and $7.00 per share on 270,000 options granted in 1999. In accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation", the modification of the options required that they be accounted for as variable awards, which measures compensation expense as the difference between the option price and the quoted market price of the Company shares. Based on the market price of $5.53 per share at December 31, 2002, compensation expense of $778,000 was recorded during 2002.

        During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For this change in accounting, the Company selected the "modified prospective method" under the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123" ("SFAS 148"). Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized during 2003 is zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation.

        Until the second quarter of 2003, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense was recognized through 2002 for its stock-based compensation plans other than for variable accounting for repriced stock options as described above. The fair value of the options granted in 1999 was estimated using the Black-Scholes option-pricing model on the date of grant with the following assumptions: no dividend yield, volatility of 27%, risk-free interest rate of 6.24%, and an expected life of three years. The fair value of the options granted was estimated to be $.5 million ($1.85 per option) for options granted in 1999. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, net income in 2001 (the final year of vesting) would have been as follows (in millions, except per share amounts):

	2001
	As Reported	Pro Forma
Net income	$11.1	$10.9
Net earnings per common share—basic and diluted	$1.10	$1.08

Note 13—Unaudited Quarterly Financial Information

        The following is a summary of quarterly financial information for 2003 and 2002 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2003
Revenues(a)	$3.9	$9.2	$8.4	$34.3	$55.8
Cost of sales	3.3	7.6	6.8	27.8	45.5
Gross operating profit	.6	1.6	1.6	6.5	10.3
Net income (loss)	(.2)	.3	.5	2.3	2.9
Earnings per common share—diluted	$(.02)	$.03	$.05	$.21	$.27
Weighted-average common shares outstanding:
Basic	10.1	10.1	10.1	10.1	10.1
Diluted	10.8	10.8	10.8	10.8	10.8

	First	Second	Third	Fourth	Full Year
2002
Revenues(a)	$2.9	$5.1	$5.2	$19.6	$32.8
Cost of sales	2.7	4.4	4.6	16.6	28.3
Gross operating profit	.2	.7	.6	3.0	4.5
Net income(b)	1.0	.6	—	.1	1.7
Other comprehensive loss(c)	(.8)	(.5)	—	(1.0)	(2.3)
Earnings per common share—diluted	$.09	$.06	$—	$.01	$.16
Weighted-average common shares outstanding:
Basic	10.1	10.1	10.1	10.1	10.1
Diluted	10.8	10.8	10.8	10.8	10.8

(a)
The Company recorded revenues from the delivery of 154 and 117 homes, respectively, in 2003 and 2002.

(b)
Net income for the first, second and third quarters of 2002 reflects $.9 million, $.3 million and $.2 million, respectively, of tax benefit from the resolution of certain contingent tax liabilities. Net income for the first and second quarters of 2002 also reflects $.4 million and $.8 million, respectively, of gains on sales of short-term investments.

(c)
Other comprehensive loss reflects reclassification adjustments for realized gains on short-term investments included in net income during the first and second quarters of 2002, and a minimum pension liability adjustment reflected in the fourth quarter of 2002.

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