Form 10-Q
period 2004-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2004-05-07
CIK 840216

This Form 10-Q consists of 21 sequentially numbered pages.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☒              No ☐

The number of shares of Common Stock outstanding at April 30, 2004 was 10,075,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$10.2	$14.7
Real estate held for current development or sale	31.0	27.5
Land held for future development	154.2	153.6
Other assets	2.3	2.3

	$197.7	$198.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.0	$6.3
Project debt	12.6	10.4
Other liabilities	12.2	12.9

Total liabilities	28.8	29.6

Minority interest	3.9	3.9

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,075,212 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	143.2	143.1
Retained earnings	23.7	23.4
Accumulated other comprehensive loss	(2.4)	(2.4)
Total stockholders’ equity	165.0	164.6

	$197.7	$198.1

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$5.6	$3.9

Costs of sales	4.3	3.3

Gross operating profit	1.3	.6

Selling, general and administrative expenses	.9	.8
Interest expense	.1	.1
Income from unconsolidated joint ventures	(.1)	(.1)
Other expense, net	—	.1

Income (loss) before income taxes	.4	(.3)

Provision (benefit) for income taxes	.1	(.1)

Net income (loss)	$.3	$(.2)

Earnings (loss) per common share - basic	$.03	$(.02)

Earnings (loss) per common share - diluted	$.03	$(.02)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$.3	$(.2)
Adjustments to reconcile net income to cash used in operating activities:
Non-cash interest expense	.1	.1
Gains on sales of real estate held for current development or sale	(1.3)	(.6)
Proceeds from asset sales, net	5.6	3.9
Investments in real estate held for current development or sale	(7.8)	(4.5)
Investments in land held for future development	(.6)	(.5)
Changes in assets and liabilities:
Increase in other assets	—	(.3)
Decrease in accounts payable, accrued and other liabilities, net	(3.0)	(2.4)

Cash used in operating activities	(6.7)	(4.5)

Cash flows from financing activities:
Borrowings of project debt	2.2	3.7
Repayments of project debt	—	(2.5)

Cash provided by financing activities	2.2	1.2

Net decrease in cash and cash equivalents	(4.5)	(3.3)

Cash and cash equivalents - beginning of period	14.7	9.2

Cash and cash equivalents - end of period	$10.2	$5.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$(.4)	$(.6)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of the results to be expected for the full year. This report contains forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual events or results may differ materially from those described herein as a result of various factors, including without limitation, the factors discussed generally in this report.

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three months ended March 31, 2004 and 2003, the weighted-average common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2004, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, the dilutive effect of the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted-average common shares assuming dilution. For the three months ended March 31, 2003, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options and did not exceed the exercise price of outstanding warrants. However, the outstanding options are not included in the loss per share calculation because the effect is anti-dilutive.

Real Estate

Real estate held for current development or sale is carried at the lower of cost, or fair value, less costs to sell. Land held for future development is carried at cost, with write-downs to fair value only in the event that costs cannot be recovered from estimated undiscounted future cash flows, as described under “Impairment of Long-Lived Assets.” The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

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

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development and its own market assumptions including those regarding home prices, infrastructure and home-building costs for both land held for future development and real estate held for current development or sale.  Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as indicated in SFAS No. 144.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of APB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin (“APB”) No. 51, “Consolidated Financial Statements, “ to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The Company adopted all requirements of FIN No. 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period ending after December 15, 2003. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004.  FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. As of March 31, 2004, the Company consolidated one joint venture which is affected by this deferral (see Note 7). The adoption of other provisions of SFAS 150 did not have a material effect on the Company’s financial statements.

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

A Local Coastal Program (“LCP”) for development of up to 2,500 homes on the Bolsa Chica Mesa was approved by the Orange County Board of Supervisors in December 1994 and by the Coastal Commission in January 1996. In October 1997, in response to a trial court decision in a  lawsuit that challenged the 1996 approvals of the Coastal Commission (the “Coastal Act Lawsuit”), the Coastal Commission approved modifications to the LCP which eliminated the filling of Warner Pond and thereby reduced the maximum number of homes to be built from 2,500 to no more than

1,235 homes on the Bolsa Chica Mesa. The Orange County Board of Supervisors subsequently accepted the Coastal Commission’s suggested modifications; however, this approval was challenged in trial court and then in the Court of Appeals.

In November 2000, in response to the April 1999 Court of Appeal’s decision in the Coastal Act Lawsuit, the Coastal Commission held another public hearing on the LCP and approved suggested modifications that would limit development to only the approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”). The Coastal Commission’s suggested modifications to the LCP would prohibit the Company from developing the approximately 103-acre lower bench of the Bolsa Chica Mesa (the “Lower Mesa”). In May 2001, the County of Orange declined to consider the Coastal Commission’s November 2000 suggested modifications. In their response to the Coastal Commission, the County stated that the Commission’s suggested modifications were infeasible and unacceptable. In particular, the County noted that the Commission’s suggested modifications would remove 140 acres of viable residentially-zoned land from the County’s plan.

In January 2001, the Company challenged the Coastal Commission’s suggested modifications to the LCP. The Company’s petition alleged that the Coastal Commission arbitrarily abandoned decades of prior approvals that would have permitted development on the entire Bolsa Chica Mesa. The petition challenged the Commission’s decision as to how to protect certain raptor habitat on the Bolsa Chica Mesa, including the Commission’s recommendation that the Lower Mesa not be developed. In February 2003, the court issued a ruling which denied the Company’s petition on the grounds that the Coastal Commission’s November 2000 decision had expired by operation of law when the County rejected the Coastal Commission’s suggested modifications. As a result, the Coastal Commission’s decision to prohibit development on the Lower Mesa is no longer of any force or effect. In addition, the court’s opinion recommended that the Company put a new, legally reviewable plan before the Coastal Commission and, accordingly, the Company is continuing its pursuit of reasonable development on the Bolsa Chica Mesa as discussed below.

The Company is currently seeking approval of permits for development of the Upper Mesa. During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on the Upper Mesa. This development plan now requires approval by the Coastal Commission. The planned community on the Upper Mesa, known as “Brightwater”, is currently expected to offer a broad mix of home choices, averaging 2,900 square feet and ranging in size from 1,560 square feet to 4,450 square feet. Brightwater would also include 28 acres of parks, public trails and open space on the 105-acre Upper Mesa. With only 379 homes on approximately 77 acres of the Upper Mesa, the resulting low-density plan would equate to approximately five homes per acre, which would be consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company would offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange in order to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

The Company submitted a Coastal Development Permit (“CDP”) application for Brightwater to the Coastal Commission in November 2002, which was deemed complete in September 2003. The Company currently expects that the Coastal Commission will hold a public hearing on the Company’s CDP application during the second half of 2004; however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or  (iii) the absence of further litigation or administrative delay.

On September 2, 1997, the Company completed a recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization (the “Recapitalization”), and the Company applied the principles required by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. Following the Coastal Commission’s November 2000 approval of suggested modifications to the Bolsa Chica Local Coastal Program, which would limit development to only the Upper Mesa, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company has updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the Upper Mesa and the Company’s additional 194 acres at Bolsa Chica exceed its March 31, 2004 carrying value, the Company believes there has been no impairment.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete the development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Bolsa Chica Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (4.75% at March 31, 2004).  The following amounts were available and outstanding under these loan facilities as of March 31, 2004 and December 31, 2003 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	March 31,	December 31,
	of Facility	of Lots	Date	2004	2003

Chino	$15.4	77	5/30/04	$12.6	$10.4

For the three months ended March 31, 2004 and 2003, approximately $100,000 of construction period interest was capitalized to projects in the construction stage for each period.

Note 5 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	March 31, 2004	December 31, 2003
Net deferred taxes and other tax liabilities	$3.6	$3.6
Accrued pensions and benefits	4.6	4.9
Home warranty reserves	1.2	1.2
Contingent indemnity and environmental obligations	3.6	4.1
Unamortized discount	(.8)	(.9)
	$12.2	$12.9

Contingent indemnity and environmental obligations primarily reflect (i) reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and (ii) the prospective liability of a subsidiary of the Company for PCB contamination on its 42-acre Bolsa Chica lowlands property as further described below.

Dresser Litigation

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (“RESCO”, a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from  M.W. Kellogg Company (“Kellogg”), a corporation formerly affiliated with the Company. Kellogg and its parent company, Wheelabrator Technologies, Inc. (“Wheelabrator”, a former affiliate), agreed to indemnify Dresser against certain pre-closing claims. In a subsequent transaction, Wheelabrator assigned certain assets and liabilities relating to the January 1988 purchase agreement to the Company. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorney’s fees and costs. Dresser’s indemnity claims relate to several hundred lawsuits encompassing approximately 5,800 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

The Company denies Dresser’s allegations and is vigorously defending itself in this case and related matters. The Company was not formed until September 1988 and, when it was spun-off from Wheelabrator in December 1988, the Company agreed to indemnify Wheelabrator for its potential liabilities under the January 1988 purchase agreement with Dresser, to the extent that any such liabilities are not covered by insurance. However, the Company and RESCO contend that under the terms of the January 1988 purchase agreement, any contractual duty to indemnify Dresser for any third-party asbestos claims expired in March 1991. The Company also believes that it has a number of other meritorious defenses to this litigation.

Currently, this litigation is in the discovery process. The Company has participated in initial settlement discussions in connection with a mediation which was ordered by the Texas court in advance of the trial. The trial has been postponed to August 2004 in order to allow time for Dresser to emerge from its Chapter 11 bankruptcy proceedings and to allow the mediation process to continue. However, there can be no assurance that a settlement can be reached before trial. Given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. The Company’s litigation accrual reflects its estimate for the minimum costs which are probable and estimable at this time.  However, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition, in the event that the Company was required to provide indemnification to Dresser.

Lowland  Remediation

In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State continues to express interest in acquiring this property, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. During September and December 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004. As of March 31, 2004, the subsidiary has accrued approximately $1.0 million for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until a remediation plan has been approved by DTSC, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred; however, the Company has been advised that costs could range up to approximately $1.5 million in excess of the current accrual. There is no maximum limitation to the obligation of the Company’s subsidiary to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company’s subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent liability for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below (in millions):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$1.2	$1.2
Provision	—	—
Payments	—	—
Balance at end of period	$1.2	$1.2

Note 6 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended March 31,
	2004	2003
Current taxes	$—	$—
Deferred taxes	.2	(.1)
Reduction in contingent tax liabilities	(.1)	—
Provision (benefit) for income taxes	$.1	$(.1)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income. Increases in the deferred tax asset valuation allowance on NOLs are recorded when the Company determines that it cannot conclude that it is more likely than not that it will utilize additional NOLs to offset taxable income. Pursuant to Fresh Start Reporting, during the three months ended March 31, 2004, a reduction in valuation allowance on federal Pre-reorganization NOLs of approximately $100,000 was reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of March 31, 2004 were approximately $176 million. The amount of federal NOLs which expire if not utilized is zero, $1 million, $20 million, $8 million, $19 million and $128 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

In October 1999, in response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 29% as of March 31, 2004.

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing and selling homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. The losses of the non-managing member are limited to the amount of its capital contribution of approximately $4.0 million.

Note 8 – Commitments and Contingencies

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

Legal Proceedings

See Note 5 for a discussion of pending litigation filed against the Company by Dresser.

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

Over the last four years (2000 – 2003), the Company has generated gross margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, in San Bernardino County in the city of Chino, in Los Angeles County in the city of Lancaster, and in San Diego County in the area of Rancho Santa Fe. These homebuilding projects are expected to generate cash flows and gross margins through mid-2006. However, the Company’s inventory of entitled land available for homebuilding projects remains limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond mid-2006 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company’s development plan for 379 homes on the Bolsa Chica Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 78% of total assets at March 31, 2004. It has required and continues to require significant investments for entitlement and land development activities. As discussed in Note 3 to the consolidated financial statements, the Company has faced various delays in implementing its plans for residential development on the Bolsa Chica Mesa.

The Company is currently pursuing approval of development permits for the Upper Mesa. During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on the Upper Mesa. This development plan now requires approval by the Coastal Commission. The planned community on the Upper Mesa, known as “Brightwater”, is currently expected to offer a broad mix of home choices, averaging 2,900 square feet and ranging in size from 1,560 square feet to 4,450 square feet. Brightwater would also include 28 acres of parks, public trails and open space on the 105-acre Upper Mesa. With only 379 homes on approximately 77 acres of the Upper Mesa, the resulting low-density plan would equate to approximately 5 homes per acre, which is consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company would offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange in order to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

The Company submitted a Coastal Development Permit (“CDP”) application for Brightwater to the Coastal Commission in November 2002, which was deemed complete in September 2003. The Company currently expects that the Coastal Commission will hold a public hearing on the Company’s CDP application during the second half of 2004; however, there can be no assurance that further delays will not be encountered. The Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or  (iii) the absence of further litigation or administrative delay.

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

The Bolsa Chica Land Trust and other environmental groups have suggested that the Company consider selling the Bolsa Chica Mesa to a nonprofit corporation or the State of California. Historically, there has been no source of funding to finance such a transaction. However, in November 2002, voters approved a $3.4 billion bond measure on California’s ballot known as Proposition 50 and entitled the “Water Quality, Supply and Safe Drinking Water Projects. Coastal Wetlands Purchase and Protection. Bonds.” The bond initiative includes an unquantified line item for the State of California to pursue the acquisition of not less than 100 acres of the Bolsa Chica Mesa. The State is conducting an appraisal of the Bolsa Chica Mesa; however, there can be no assurances that the Company will ever (i) receive an offer from the State for all or any part of the Bolsa Chica Mesa, (ii) reach a mutually acceptable agreement on price and terms, or complete any sale transaction.

Under the terms of Proposition 50, all property acquired must be from willing sellers, and not through a forced eminent domain process. Therefore, if the Company were to receive an offer from the State of California to purchase all or a part of the Bolsa Chica Mesa, the Company would have an opportunity to evaluate the value and terms of the offer before deciding whether to accept it, make a counter offer or reject it.  In reaching its decision, the Company would consider how best to maximize stockholder value in light of the status and likelihood of developing various portions of its Bolsa Chica property.  Given the facts and circumstances described above, the Company believes that the Upper Mesa can ultimately be developed, which would result in realization of an amount that is substantially in excess of the $154.2 million book value presently reflected in the Company’s consolidated financial statements, although there can be no assurance in that regard. Therefore, the Company has no present intention of selling the entire Bolsa Chica Mesa to the State at any price that is not substantially in excess of the present carrying value.

The Company also believes that the public trading prices of the Company’s common stock have not adequately reflected the Bolsa Chica Mesa’s true value. However, there can be no assurance that such public trading price will ever reflect what the Company may believe to be the true value of the Bolsa Chica Mesa. From time to time, the Company has received outside appraisals on an “as developed basis” which have supported the Company’s beliefs.

Upon completion of the Recapitalization in September 1997 as discussed in Note 3 to the Consolidated Financial Statements included in this Quarterly Report, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997, after consideration of the October 1997 Coastal Commission action discussed above. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 to the Consolidated Financial Statements – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the Upper Mesa and the Company’s additional 194 acres at Bolsa Chica exceed its March 31, 2004 carrying value, the Company believes there has been no impairment.

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

The Company’s application for a CDP from the Coastal Commission relates only to the Upper Mesa, where the Coastal Commission has previously approved residential development in four previous public hearings (1986, 1996, 1997 and 2000). The Coastal Commission indicated in its 2000 public hearing on Bolsa Chica, that it would allow substantial development (up to 1,235 homes) on the Upper Mesa if the Company would grant a conservation easement over the Lower Mesa.  Therefore, the Company believes that it is likely that the Commission would allow reasonable development on the Upper Mesa in the future. Furthermore, the Company believes that it will eventually be permitted to reasonably develop the Upper Mesa, and that the Company would recover substantially more from the Upper Mesa development than the $154.2 million carrying value for the entire Bolsa Chica Mesa as of March 31, 2004.

Given that the Company has no debt which is secured by any of the Bolsa Chica property, and its current homebuilding operations are providing cash flow, the Company expects to be able to continue pursuing reasonable development as long as necessary until it succeeds in obtaining permits for development on the Upper Mesa.

Alternatively, if the Company’s CDP is not approved, the Company expects to vigorously oppose any challenges to reasonable development of the Upper Mesa.  Furthermore, as discussed above, any value recovered from the Lower Mesa and the Company’s other Bolsa Chica parcels would add to the ultimate proceeds from disposal of this class of assets.

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

•                  Generally, homebuilders expect to earn a gross profit of 8% of the sales price of homes.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Bolsa Chica Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

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

There can be no assurance regarding the continued health of the southern California residential real estate market. While low mortgage rates have sustained housing demand to date, any future increase in mortgage rates or significant loss of jobs in southern California would most likely slow demand for new homes. Increases in home mortgage interest rates make it more difficult for the Company’s customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of new homes in southern California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development (the Bolsa Chica project) and real estate held for current development or sale including long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Given the significance of the carrying value of land held for future development, the application of SFAS No. 144 in evaluating any potential impairment is critical to the Company’s consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements.

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

Basis of Consolidation

Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The consolidated statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company generally has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. Minority interest represents the equity interest of the Company’s joint venture partner for one consolidated venture and is further described in Note 7 to the Consolidated Financial Statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations.

Income Taxes

The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses (“NOLs”). A valuation allowance related to the deferred tax asset is recorded when uncertainties preclude the Company from determining that it is more likely than not that some portion or all of the deferred tax asset will be realized. Given the significance of the Company’s historical federal tax NOLs, as discussed in Note 6 to the Consolidated Financial Statements, the application of the Company’s policy in evaluating the expected future benefit of NOLs is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. The Company applies its accounting policies on a consistent basis. As circumstances change, they are considered in the Company’s estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is currently utilizing project debt and internally generated cash to fund construction of the Riverside, Chino and Rancho Santa Fe projects, and is utilizing internally generated cash to fund the North Corona project and the Bolsa Chica project. The Company’s current homebuilding projects are expected to generate approximately $30 million of cash during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash and cash equivalents as of March 31, 2004 were approximately $10.2 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit and joint venture agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and the Bolsa Chica land development project, along with general and administrative expenses and liabilities, for the next 12 months.

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

Homebuilding

North Corona.  In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as “Providence Ranch”. The community of Providence Ranch and the adjacent community of “Corona Valley”, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $298,000. During 2002 and 2003, 58 homes and 15 homes were delivered, respectively. As of May 6, 2004, the final phase of seven homes and the three models have been sold and are in escrow, with deliveries scheduled for the second quarter of 2004.

In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. The Company sold these homes from the original model complex.  During 2003, the Company delivered 71 homes at an average price of $367,000. An additional seven homes were delivered during the first quarter of 2004. As of May 6, 2004, all 15 of the remaining homes are in escrow, with deliveries scheduled for the third quarter of 2004.

Riverside.  During the fourth quarter of 2002 and the first quarter of 2003, the Company acquired a total of 24 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as “Victoria Grove”. This well-established community is planned for a total of 855 homes. During April 2004, the Company acquired 43 additional lots for a total project of 67 homes known as “Jasper Ranch”. The Company began construction of homes during the third quarter of 2003. The homes average 3,673 square feet. The Company opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and the second phase of six homes during the first quarter of 2004, at an average price of approximately $458,000.  During April 2004, the Company released 11 additional homes for sale at an average price of $602,000 and all 11 are in escrow, with deliveries currently scheduled for the fourth quarter of 2004.

Chino.  In May 2003, through a joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as “The Reserve”, encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales on February 28, 2004, and has released the first two phases aggregating 23 homes for sale at an average price of $537,000 and expects to begin delivering homes during the summer of 2004.

In January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. The Company expects to begin construction of homes averaging 3,098 square feet during the third quarter of 2004.

Rancho Santa Fe.  In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003 and presently expects to begin construction of homes averaging approximately 3,369 square feet during the second quarter of 2004.

Lancaster.   The Company expects to acquire 104 lots in the city of Lancaster in northern Los Angeles County in May 2004. The Company presently expects to begin construction of homes averaging approximately 2,800 square feet in mid-2004.

Financial Condition

March 31, 2004 Compared with December 31, 2003

Cash flows from homebuilding operations for the first quarter of 2004 primarily reflect a use of cash for investments in real estate and construction costs of $7.8 million and a $2.3 million decrease in accounts payable and accrued liabilities for payment of accrued construction, compensation and tax liabilities. Additional significant uses of cash include approximately $600,000 for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses of approximately $900,000. The primary sources of cash during the quarter were real estate sales proceeds of $5.6 million from deliveries of 13 homes, and net borrowing under project debt financing of $2.2 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $4.5 million decrease in cash and cash equivalents.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter-to-quarter and from year-to-year.

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

The Company reported revenues of $5.6 million and gross operating profit of approximately $1.3 million for the first quarter of 2004, compared with $3.9 million in revenues and gross operating profit of approximately $600,000 for the first quarter of 2003. Revenues in the current period reflect deliveries of 13 homes, including six homes at the “ Jasper Ranch” project in Riverside and seven homes at the North Corona project. The comparable period of the prior year also reflects deliveries of 13 homes, including two homes at the Company’s Yucaipa project, one home at the North Corona project and the first 10 homes at a smaller Riverside project known as “Harvest”. The current quarter’s gross margin of 23.2% is higher than the prior period gross margin of 15.4%, due to price appreciation, particularly at the Riverside Jasper Ranch project.

The $100,000 increase in selling, general and administrative expenses during the first quarter of 2004, as compared with the first quarter of 2003, primarily reflects an increase in accrued incentive compensation corresponding to the improved operating results.

During the three months ended March 31, 2004, the Company recorded a $100,000 tax benefit from a reduction in contingent tax liabilities, partially offsetting the tax provision on income for the period.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of March 31, 2004 (in millions):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Project debt	$12.6	$12.6	—	—	—-
Operating leases	.4	.2	.2	—	—
Total	$13.0	$12.8	$.2	—	—

The Company’s purchase contracts which are made in the normal course of its homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including the Company’s other tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. The Company has provided additional disclosure in its Consolidated Financial Statements in Notes 5 and 6.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of March 31, 2004, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2004 of approximately $100,000.

ITEM 4 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  Based on the foregoing, the Company’s Chief Executive Office and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 1 -                                                 Legal Proceedings

See Note 5 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 6 -                                                 Exhibits and Reports on Form 8-K

(a)                  Exhibits:

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

(b)                 Reports on Form 8-K:

Current report on Form 8-K dated March 9, 2004, attaching a press release reporting fourth quarter and year end results, a copy of which was attached.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and Chief Financial Officer