Form 10-Q
period 2004-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2004-08-04
CIK 840216

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒                    No ☐

The number of shares of Common Stock outstanding at July 30, 2004 was 10,105,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$4.4	$14.7
Real estate held for current development or sale	66.3	27.5
Land held for future development	155.0	153.6
Other assets	2.0	2.3

	$227.7	$198.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$5.1	$6.3
Project debt	41.4	10.4
Other liabilities	9.7	12.9

Total liabilities	56.2	29.6

Minority interest	3.9	3.9

Commitments and contingencies

Stockholders’ equity:
Common Stock–$.05 par value; 13,500,000 shares authorized; 10,075,212 shares issued and outstanding	.5	.5
Excess Stock–$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	145.6	143.1
Retained earnings	23.9	23.4
Accumulated other comprehensive loss	(2.4)	(2.4)
Total stockholders’ equity	167.6	164.6

	$227.7	$198.1

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$3.2	$9.2	$8.8	$13.1

Costs of sales	2.1	7.6	6.4	10.9

Gross operating profit	1.1	1.6	2.4	2.2

Selling, general and administrative expenses	.8	.9	1.7	1.7
Interest expense	—	—	.1	.1
Income from unconsolidated joint ventures	(.1)	(.2)	(.2)	(.3)
Other expense, net	.1	.6	.1	.7

Income before income taxes	.3	.3	.7	—

Provision (benefit) for income taxes	.1	—	.2	(.1)

Net income	$.2	$.3	$.5	$.1

Earnings per common share – basic	$.02	$.03	$.05	$.01

Earnings per common share – diluted	$.02	$.03	$.05	$.01

See the accompanying notes to consolidated financial statements.

 CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$.5	$.1
Adjustments to reconcile net income to cash used in operating activities:
Non-cash interest expense	.1	.1
Gains on sales of real estate held for current development or sale	(2.3)	(2.2)
Proceeds from home sales, net	8.7	13.1
Investments in real estate held for current development or sale	(45.2)	(25.3)
Investments in land held for future development	(1.4)	(.9)
Changes in assets and liabilities:
Decrease (increase) in other assets	.3	(.3)
Decrease in accounts payable, accrued and other liabilities, net	(2.0)	(.7)

Cash used in operating activities	(41.3)	(16.1)

Cash flows from financing activities:
Borrowings of project debt	33.5	14.3
Minority Interest	—	3.9
Repayments of project debt	(2.5)	(6.0)

Cash provided by financing activities	31.0	12.2

Net decrease in cash and cash equivalents	(10.3)	(3.9)

Cash and cash equivalents - beginning of period	14.7	9.2

Cash and cash equivalents - end of period	$4.4	$5.3

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$(.4)	$(.6)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the current year’s previously issued Quarterly Report on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three and six months ended June 30, 2004 and 2003, the weighted-average common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and six months ended June 30, 2004, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, the dilutive effect of the 774,996 common shares from potential exercise of options is reflected in the 10.8 million weighted-average common shares assuming dilution. For the three and six months ended June 30, 2003, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options and did not exceed the exercise price of warrants then outstanding. Therefore, the dilutive effect of only the 754,996 common shares from potential exercise of options is reflected in the 10.8 million weighted-average common shares outstanding assuming dilution in the statement of operations.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of APB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin (“APB”) No. 51, “Consolidated Financial Statements, “ to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The Company adopted all requirements of FIN No. 46 effective January 1, 2003, including those which apply immediately to variable interest entities created after January 31, 2003, and certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established and the consolidation requirements applicable to older entities in the first fiscal year or interim period ending after December 15, 2003. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004.  FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. As of June 30, 2004, the Company consolidated one joint venture which is affected by this deferral (see Note 7). The adoption of other provisions of SFAS 150 did not have a material effect on the Company’s financial statements.

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

On June 30, 2004, the Company announced that it has reached a preliminary agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “lower bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million. The sale remains subject to shareholder approval and to approval by the WCB at its next meeting on August 12, 2004.  If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. However, there can be no assurances that WCB will grant final approval of the purchase of the lower bench, or that a sale transaction will ever be completed.  The

Company has indicated that it will require Coastal Commission approval of its development plan for the “upper bench” area of the Bolsa Chica Mesa, as described below, prior to seeking shareholder approval.

The Company is currently pursuing approval of permits for development of the approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”). During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on the Upper Mesa.  The Company submitted a Coastal Development Permit (“CDP”) application for the planned community known as “Brightwater” to the Coastal Commission in November 2002, and the Coastal Commission is scheduled to hold a public hearing on the Company’s CDP application on August 12, 2004; however, there can be no assurance that further delays will not be encountered. The California Coastal Commission’s staff has released its report related to the Company’s CDP and has recommended that the Commission deny the permit application. However that recommendation is not binding on the Commission, and the Commission has often approved development plans despite contrary staff recommendations. Therefore, the Company remains hopeful that the Commission will approve the CDP at the August 12 hearing. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or  (iii) the absence of further litigation or administrative delay.

The Brightwater project is currently expected to offer a broad mix of home choices, averaging 2,900 square feet and ranging in size from 1,560 square feet to 4,450 square feet. Brightwater would also include 28 acres of parks, public trails and open space on the 105-acre Upper Mesa. With only 379 homes on approximately 77 acres of the Upper Mesa, the resulting low-density plan would equate to approximately five homes per acre, which would be consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company would offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange in order to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On September 2, 1997, the Company completed a recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization (the “Recapitalization”), and the Company applied the principles required by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. Following the Coastal Commission’s November 2000 approval of suggested modifications to the Bolsa Chica Local Coastal Program, which would limit development to only the Upper Mesa, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company has updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the Upper Mesa and the pending sale of the lower bench to WCB exceed its June 30, 2004 carrying value, the Company believes there has been no impairment.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete the development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Upper Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (5.00% at June 30, 2004). During the six months ended June 30, 2004, Hearthside Homes, Inc. entered into eight new loan facilities aggregating $66.4 million in conjunction with the acquisitions of a total of 253 single family residential lots. The following amounts were available and outstanding under these loan facilities as of June 30, 2004 and December 31, 2003 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	June 30, 2004	December 31, 2003

Chino	$15.4	56	8/29/04	$11.2	$10.4
Chino	7.0	21	3/08/05	5.8	—
Chino II	6.3	17	5/11/05	1.7	—
Riverside	2.3	13	5/10/05	2.2	—
Riverside	9.9	41	6/17/05	2.9	—
Rancho Santa Fe	5.2	8	5/19/05	1.6	—
Rancho Santa Fe	3.9	6	6/13/05	1.0	—
Corona	21.1	83	5/24/05	11.1	—
Lancaster	10.7	104	5/23/05	3.9	—
				$41.4	$10.4

For the six months ended June 30, 2004 and 2003, approximately $400,000 and $100,000, respectively of construction period interest was capitalized to projects in the construction stage.

Note 5 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	June 30, 2004	December 31, 2003
Net deferred taxes and other tax liabilities	$1.3	$3.6
Accrued pensions	4.7	4.9
Home warranty reserves	1.2	1.2
Contingent indemnity and environmental obligations	3.3	4.1
Unamortized discount	(.8)	(.9)
	$9.7	$12.9

Contingent indemnity and environmental obligations primarily reflect (i) reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and (ii) the contingent liability of a subsidiary of the Company for PCB contamination on its 42-acre Bolsa Chica lowlands property as further described below.

Dresser Litigation

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (“RESCO”, a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from The M.W. Kellogg Company (“Kellogg”), a corporation formerly affiliated with the Company. Kellogg and its parent company, Wheelabrator Technologies, Inc. (“Wheelabrator”, a former affiliate), agreed to indemnify Dresser against certain pre-closing claims. In a subsequent transaction, Wheelabrator assigned certain assets and liabilities relating to the January 1988 purchase agreement to the Company. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorney’s fees and costs. Dresser’s indemnity claims relate to several hundred lawsuits encompassing approximately 5,900 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

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

Currently, this litigation is in the discovery process. The Company has participated in initial settlement discussions in connection with a mediation which was ordered by the Texas court in advance of the trial. The trial has been postponed to October 2004 in order to allow the mediation process to continue. However, there can be no assurance that a settlement can be reached before trial. Given the preliminary nature of these proceedings, the Company is not able to assess its potential exposure with any degree of accuracy. The Company’s litigation accrual reflects its estimate for the minimum costs which are probable and estimable at this time.  However, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition, in the event that the Company was required to provide indemnification to Dresser.

Lowland Remediation

In September 1997, the Company acquired 42 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State is negotiating to acquire this property from the Company, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. During September and December 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004. As of June 30, 2004, the subsidiary has accrued approximately $900,000 for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. Until a remediation plan has been approved by DTSC, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred. There is no maximum limitation to the obligation of the Company’s subsidiary to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company’s subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,216 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties. However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, and the contamination did not emanate from the Company’s property. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary on a timely basis as required by law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not reserved for any of DTSC’s claims related to these residential properties.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent liability for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below (in millions):

	Six Months Ended June 30,
	2004	2003

Balance at beginning of period	$1.2	$1.2
Provision	.1	.1
Payments	(.1)	(.1)
Balance at end of period	$1.2	$1.2

Note 6 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Current tax	$—	$—	$—	$—
Deferred tax	.1	.1	.3	—
Reduction in contingent tax liabilities	—	(.1)	(.1)	(.1)
Provision (benefit) for income taxes	$.1	$—	$.2	$(.1)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on net operating losses  (“NOLs”) are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income. Increases in the deferred tax asset valuation allowance on NOLs are recorded when the Company determines that it cannot conclude that it is more likely than not that it will utilize additional NOLs to offset taxable income. During the three and six months ended June 30, 2004, reductions in valuation allowance on federal pre-Reorganization NOLs of approximately $2.4 million and $2.5 million, respectively were recorded. Pursuant to Fresh Start Reporting, the reductions in valuation allowance related to pre-Reorganization NOLs were reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of June 30, 2004 were approximately $176 million. The amount of federal NOLs which expire if not utilized is zero, $1 million, $20 million, $8 million, $19 million and $128 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

In October 1999, in response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 38% as of August 3, 2004.

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing and selling homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. The losses of the non-managing member are limited to the amount of its capital contribution of approximately $4.0 million. During July 2004, a capital distribution of $400,000 was made to the non-managing member, following the delivery of the first 11 homes.

Note 8 – Commitments and Contingencies

Corporate Indemnification Matters

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses.  There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities are supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters; however there can be no assurance in that regard. See Note 5.

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

ITEM 2 -                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2004, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission (“Coastal Commission”) for development permits to build 379 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii)  continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

Over the last four years (2000 – 2003), the Company has generated gross margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, in San Bernardino County in the city of Chino, in Los Angeles County in the city of Lancaster, and in San Diego County in the area of Rancho Santa Fe. These homebuilding projects are expected to generate cash flows and gross margins through mid-2006. While the Company acquired 253 additional single-family residential lots during the first half of 2004, the Company’s inventory of entitled land available for homebuilding projects remains limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond mid-2006 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company’s development plan for 379 homes on the Bolsa Chica Upper Mesa.

Bolsa Chica

Bolsa Chica is the Company’s principal asset, representing 68% of total assets at June 30, 2004. It has required and continues to require significant investments for entitlement and land development activities. As discussed in Note 3 to the consolidated financial statements, the Company has faced various delays in implementing its plans for residential development on the Bolsa Chica Mesa.

On June 30, 2004, the Company announced that it has reached a preliminary agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “lower bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million. The sale remains subject to shareholder approval and to approval by the WCB at its next meeting on August 12, 2004. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. However, there can be no assurances that WCB will grant final approval of the purchase of the lower bench, or that a sale transaction will ever be completed.  The Company has indicated that it will require Coastal Commission approval of its development plan for the “upper bench” area of the Bolsa Chica Mesa, as described below, prior to seeking shareholder approval.

The Company is currently pursuing approval of development permits for the Upper Mesa. During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on the Upper Mesa. The Company submitted a Coastal Development Permit (“CDP”) application for Brightwater to the Coastal Commission in November 2002, and the Coastal Commission is scheduled to hold a public hearing on the Company’s CDP application on August, 12 2004; however, there can be no assurance that further delays will not be encountered. The California Coastal Commission’s staff has released its report related to the Company’s CDP and has recommended that the Commission deny the permit application. However that recommendation is not binding on the Commission, and the Commission has often approved development plans despite contrary staff recommendations. Therefore, the Company remains hopeful that the Commission will approve the CDP at the August 12 hearing. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

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

If the WCB approves the purchase of the lower bench at a price of $65 million and if the Coastal Commission approves the CDP for the Upper Mesa, the Company would then reevaluate its projected profitability as it relates to recorded deferred tax asset valuation allowance on NOLs as required by SFAS No. 109. Such re-evaluation may result in management concluding that it is more likely than not that the Company will realize its deferred tax assets, which would result in a reversal of all or a portion of the related valuation allowance.

The Company’s valuation allowance on federal NOLs as of June 30, 2004 is approximately $49.4 million.  Recognition of tax benefits from reductions in valuation allowances attributable to any utilization or future potential utilization of pre-Reorganization NOLs would be excluded from results of operations and credited to capital in excess of par value.  The portion of the federal valuation allowance attributable to federal pre-Reorganization NOLs is approximately $44.8 million as of June 30, 2004. Therefore, the Company would expect to reflect a tax benefit of $4.6 million in its statement of operations for reversal of valuation allowance on post-Reorganization NOLs and credit capital in excess of par value in the amount of $44.8 million for reversal of valuation allowance on pre-Reorganization NOLs if it concludes that it is more likely than not that all the NOLs will ultimately be utilized to offset operating income generated from the disposition of the Bolsa Chica property.

Upon completion of the Recapitalization in September 1997 as discussed in Note 3 to the Consolidated Financial Statements included in this Quarterly Report, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 to the Consolidated Financial Statements – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the Upper Mesa and the pending sale of the lower bench to the WCB exceed its June 30, 2004 carrying value, the Company believes there has been no impairment.

In evaluating the recoverability of the carrying value of Bolsa Chica, the Company considered the current status of development planning for the Upper Mesa.  A tentative tract map and site plan for the Upper Mesa have been approved by the County of Orange. The Company also evaluated the likelihood of obtaining Coastal Commission approval for its CDP application for the Upper Mesa and several alternative outcomes for the lower bench in its probability-weighted approach to evaluating the recoverability of the carrying value of this asset under SFAS No. 144.

The Company’s application for a CDP from the Coastal Commission relates only to the Upper Mesa, where the Coastal Commission has previously approved residential development in four previous public hearings (1986, 1996, 1997 and 2000). The Coastal Commission indicated in its 2000 public hearing on Bolsa Chica, that it would allow substantial development (up to 1,235 homes) on the Upper Mesa if the Company will grant a conservation easement over the lower bench.  Therefore, the Company believes that it is likely that the Commission will allow reasonable development on the Upper Mesa in the future. Furthermore, the Company believes that it will eventually be permitted to reasonably develop the Upper Mesa, and that the Company would recover substantially more from the Upper Mesa development than the $155.0 million carrying value for the entire Bolsa Chica Mesa as of June 30, 2004.

Given that the Company has no debt which is secured by any of the Bolsa Chica property, and its current homebuilding operations are providing cash flow, the Company expects to be able to continue pursuing reasonable development as long as necessary until it succeeds in obtaining permits for development on the Upper Mesa. Alternatively, if the Company’s CDP is not approved, the Company expects to vigorously oppose any challenges to reasonable development of the Upper Mesa.  Furthermore, as discussed above, any value recovered from the lower bench would add to the ultimate proceeds from disposal of this class of assets.

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

•      The finished lot component of home prices ranges from 40% to 60%, based on knowledge of the market place and discussions with advisors to the Company.

•      Costs to improve the lots from their raw condition to finished lots approximate $100,000 per lot.

•      Home prices in the coastal Huntington Beach area (as well as other Orange County coastal areas) appreciated approximately 20% during 2003 and continued to appreciate during the first half of 2004. While demand continues to exceed the supply of housing, pressure for continued appreciation of home prices has been reduced by declining affordability.

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

Income Taxes

The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses (“NOLs”). A valuation allowance related to the deferred tax asset is recorded when uncertainties preclude the Company from determining that it is more likely than not that some portion or all of the deferred tax asset will be realized. Given the significance of the Company’s historical federal tax NOLs, as discussed above and in Note 6 to the Consolidated Financial Statements, the application of the Company’s policy in evaluating the expected future benefit of NOLs is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. The Company applies its accounting policies on a consistent basis. As circumstances change, they are considered in the Company’s estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included specific property financings, asset sales and available internal funds. The Company is utilizing internally generated cash to fund the North Corona project and the Bolsa Chica project, and is currently utilizing project debt and internally generated cash to fund acquisition and construction of all other homebuilding projects. The Company’s current homebuilding projects are expected to generate approximately $39 million of cash during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash and cash equivalents as of June 30, 2004 were approximately $4.4 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit and joint venture agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and the Bolsa Chica and Oxnard land development projects, along with general and administrative expenses and liabilities, for the next 12 months.

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers or the Company, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit for the right to acquire lots over a specified period of time at predetermined prices. The Company has the right at its discretion to terminate the obligations under these option agreements by forfeiting the cash deposit with no further financial responsibility. The Company may enter into land development and homebuilding joint ventures from time to time as a means of expanding its market opportunities, establishing strategic alliances, managing its risk profile and leveraging the Company’s capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimizes the use of funds from other corporate financing sources.

Homebuilding

The Company’s homebuilding operations have been focused on rebuilding lot inventory during the first six months of 2004, completing acquisitions of 253 single-family residential lots during that period. While home deliveries have not been as numerous as in the prior year’s first half, the Company expects to have a much more robust second half, as it did in the second half of 2003 when it delivered 112 homes. While the approximately 140 home deliveries projected for the full year 2004 is somewhat less than the 154 homes delivered in 2003, homebuilding revenues and margins for 2004 are expected to exceed 2003 results.

North Corona.  In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as “Providence Ranch”. The community of Providence Ranch and the adjacent community of “Corona Valley”, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $298,000. During 2002 and 2003, 58 homes and 15 homes were delivered, respectively. During the three months ended June 30, 2004, seven of the 10 homes in the final phase were delivered at an average price of $430,500, two additional homes were delivered during July and the final home is in escrow, with delivery scheduled during the third quarter of 2004.

In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. The Company sold these homes from the original model complex.  During 2003, the Company delivered 71 homes at an average price of $367,000. An additional seven homes were delivered during the first quarter of 2004. As of August 2, 2004, the remaining 15 homes are in escrow at an average price of $446,000, with deliveries scheduled during the third quarter of 2004.

Riverside.  During the fourth quarter of 2002 and the first quarter of 2003, the Company acquired a total of 24 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as “Victoria Grove”. This well-established community is planned for a total of 855 homes. During April 2004, the Company acquired 43 additional lots for a total project of 67 homes known as “Jasper Ranch”. The Company began construction of homes during the third quarter of 2003. The homes average 3,673 square feet. The Company opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and the second phase of six homes during the first quarter of 2004, at an average price of approximately $458,000. The Company has released 32 additional homes for sale at an average price of $619,000 and as of August 2, 2004, 28 are in escrow, with deliveries currently scheduled to begin during the fourth quarter of 2004.

Chino.  In May 2003, through a consolidated joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as “The Reserve”, encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales on February 28, 2004, and has released the 69 homes for sale at an average price of $570,000.  As of August 2, 2004, 11 homes have been delivered and an additional 45 are in escrow.

In January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. The Company expects to begin construction of homes averaging 3,098 square feet during the third quarter of 2004.

Rancho Santa Fe.  In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003 and six additional lots in June 2004, and expects to begin construction of homes averaging approximately 3,369 square feet during the third quarter of 2004.

Lancaster.  The Company acquired 104 lots in the city of Lancaster in northern Los Angeles County during May 2004. The Company presently expects to begin construction of homes averaging approximately 2,800 square feet during the third quarter of 2004.

Corona.  The Company acquired 83 lots in North Corona in May 2004.  The Company presently expects to begin construction of homes averaging 3,038 square feet during the third quarter of 2004.

Land Development - Unconsolidated Joint Venture

Oxnard.  In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the site, which includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 700 single-family detached lots and approximately 441 attached family residential units; however, these numbers are subject to change during the course of the entitlement process. The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC.  Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of June 30, 2004, the non-managing member had made an aggregate of approximately $1.9 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member.  While the Company will exert a large degree of control over the venture, the non-managing member does have various approval rights with regard to major business decisions, and therefore the operations of the venture are not consolidated.

 Financial Condition

June 30, 2004 Compared with December 31, 2003

Cash flows from homebuilding operations for the first six months of 2004 primarily reflect a use of cash for land acquisitions of 253 single-family residential lots in Chino, Riverside, Corona, Lancaster and Rancho Santa Fe, California aggregating $28.5 million and homebuilding construction costs of $16.7 million, largely financed by net borrowing under project debt financing of $31.0 million, including borrowing under eight new facilities. Additional cash was provided by home sales proceeds of $8.7 million from deliveries of 20 homes. Additional significant uses of cash include approximately $1.4 million for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, selling, general and administrative expenses of approximately $1.7 million, a $1.2 million decrease in accounts payable and accrued liabilities for payment of accrued construction, compensation and tax liabilities and a $.8 million decrease in other liabilities for payment of legal fees, environmental costs, and funding the Company’s pension plans. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $10.3 million decrease in cash and cash equivalents.

The remaining $2.4 million decrease in other liabilities primarily reflects recognition of tax benefits for expected utilization of pre-Reorganization NOLs, which increased capital in excess of par value (see Note 6).

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter-to-quarter and from year-to-year.

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

The Company reported revenues of $3.2 million and gross operating profit of  $1.1 million for the second quarter of 2004, compared with $9.2 million in revenues and gross operating profit of $1.6 million for the second quarter of 2003. Revenues in the current period reflect deliveries of seven homes, all at the North Corona project and a $100,000 land sale. The comparable period of the prior year reflects deliveries of 29 homes, including  14 homes at the North Corona project, 14 homes at the Riverside project known as “Harvest” and the final home at the Yucaipa project. The current quarter’s gross margin from homebuilding of 32.3% is higher than the prior period gross margin of 17.4% due to price appreciation, and reflects current quarter deliveries of homes on lots purchased in 2001.

The $100,000 decrease in selling, general and administrative expenses during the second quarter of 2004, as compared with the first quarter of 2003, primarily reflects a decrease in accrued incentive compensation corresponding to the reduced operating results.

The improvement in other expense, net reflects the absence in 2004 of an accrual of approximately $700,000 for estimated environmental remediation costs for Bolsa Chica lowland remediation recorded in the 2003 period.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

The Company reported revenues of $8.8 million and gross operating profit of $2.4 million for the first half of 2004, compared with $13.1 million in revenues and gross operating profit of $2.2 million for the first half of 2003. Revenues in the first half of 2004 reflect deliveries of 20 homes, including six homes at the Company’s Riverside (Jasper Ranch) project and 14 homes at the North Corona project and the $100,000 land sale. The comparable period of the prior year reflects deliveries of an aggregate of 42 homes at the Riverside (Harvest), North Corona and Yucaipa projects. The homebuilding gross margin for the first half of 2004 of 26.4% is higher than the prior period gross margin of 16.8% due to home price appreciation experienced over the past year and higher profitability of the Riverside project as compared to the Yucaipa project.

The $100,000 decrease in income from unconsolidated joint ventures to $200,000 for the first half of 2004 from $300,000 for the first half of 2003 primarily reflects fewer home loans made through the Company’s joint venture during the first half of 2004 as compared with the first half of 2003. This reduced volume correlates to fewer home deliveries during the current year period.

The improvement in other expense, net reflects the absence in 2004 of an accrual of approximately $700,000 for estimated environmental remediation costs for Bolsa Chica lowland remediation recorded in the 2003 period (see Note 5).

During each of the six months ended June 30, 2004 and 2003, the Company recorded a tax benefit of approximately $100,000 in connection with reductions in reserves for contingent tax liabilities. The reductions in tax reserves in 2004 and 2003 were due to the resolution of outstanding tax matters in two and eight states, respectively. These events reduced the Company’s exposure in each period.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of June 30, 2004 (in millions):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Project debt	$41.4	$41.4	—	—	—-
Operating leases	.5	.2	.3	—	—
Total	$41.9	$41.6	$.3	—	—

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

Safe Harbor, Statement Under the Private Securities Litigation Act of 1995

Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or written statements made by the Company or on the Company’s behalf), may contain forward-looking statements about current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in the Company’s filings with the Securities and Exchange Commission, in press releases, in other written communications, and in oral statements made by or with the approval of one of the Company’s authorized officers. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, “continue”, or the negative of such terms or other comparable terminology. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

These forward-looking statements include, but are not limited to, (1) statements about the Company’s plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the completion of the $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of

California’s Wildlife Conservation Board; (5) the expected home deliveries and revenues; (6) the expectation of continued favorable housing market conditions in 2004, including measured increases in mortgage interest rates; (7) the housing market conditions in the geographic markets in which the Company operates; (8) expected average sales prices; (9) the intention to continue to utilize joint venture vehicles; (10) the effectiveness and adequacy of the Company’s disclosures and internal controls; and (11) other statements contained herein that are not historical facts.

In connection with the “safe harbor” provisions of the Act, the Company is filing the following summary to identify important factors, risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements made by the Company, or on its behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of the Company’s subsequent filings with the placing of undue reliance on forward-looking statements. Although the Company believes that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

The following risk factors may affect the Company’s operating results and the environment within which it conducts business. If the Company’s projections and estimates regarding these factors differ materially from what actually occurs, the Company’s actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, (1) changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for residential real estate, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; (2) local and general economic and market conditions, including consumer confidence,  employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations; (3) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (4) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (5)  the Company’s ability to continue relationships with current or future partners; (6) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (7) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (8) the cost and availability of construction financing and corporate debt and equity capital; (9) the demand for single-family homes; (10) cancellations of purchase contracts by homebuyers; (11) the cyclical and competitive nature of the Company’s business; (12) delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities; (13) future business decisions and the Company’s ability to successfully implement its operational, growth and other strategies; (14) risks relating to acquisitions; (15) litigation and warranty claims; (16) the condition and adequacy of the Company’s properties; (17) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (18) the future condition of the real estate market in southern California; (19) general economic and business conditions; (20) interest rate changes; (21) the relative stability of debt and equity markets; (22) competition; (23) the availability and cost of raw materials used by the Company in its homebuilding operations; (24) shortages and the cost of labor; (25) weather related slowdowns; (26) slow growth and no growth initiatives or moratoria; (27) governmental regulation, including the interpretation of tax, labor and environmental laws; (28) changes in consumer confidence and preferences; (29) accounting changes; (30) other risks discussed in the Company’s past and future filings with the Securities and Exchange Commission; and (31) other factors over which the Company has little or no control.

The Company assumes no, and hereby disclaims any, obligation to update any of the foregoing or any other forward-looking statements. The Company nonetheless reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of June 30, 2004, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2004 of approximately $400,000.

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

The Annual Meeting of the Company’s stockholders was held on May 27, 2004. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company’s stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The Company’s director proposal recommended election of five directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of approximately 98.7% of the outstanding Common Stock represented in person or by proxy at the annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Geoffrey W. Arens	9,857,657	103,009
Phillip R. Burnaman II	9,834,857	125,809
Raymond J. Pacini	9,857,434	103,232
Thomas W. Sabin, Jr.	9,836,873	123,793
J. Thomas Talbot	9,836,657	124,015

Proposal No. 2:  The Stock Plan Proposal.  The holders of Common Stock cast 7,175,048 votes for and 964,680 votes against the Company’s proposal to amend the Company’s Amended and Restated 1993 Stock Option/Stock Issuance Plan, to increase the number of shares of Common Stock issuable thereunder by an additional 150,000 shares for a total of 909,984 shares that will be issuable under the Plan, and to extend the term of the Plan to December 31, 2013.  Such votes constituted the affirmative vote for the Stock Plan Proposal by the holders of approximately 72% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 26,252 abstentions and 1,794,686 broker non-votes by the holders of shares of Common Stock with respect to the Stock Plan Proposal.

Proposal No. 3:  The Authorized Shares Proposal.  The holders of Common Stock cast 9,007,272 votes for and 952,098 votes against the Company’s proposal to amend the Company’s Amended and Restated Certificate of Incorporation

to increase the number of authorized shares of Common Stock that the Company has the authority to issue from ll million shares to 13.5 million shares, with a corresponding increase in the number of shares of Excess Stock, par value $0.05 per share from 11 million shares to 13.5 million shares.  Such votes constituted the affirmative vote for the Authorized Shares Proposal by the holders of approximately 90.4% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 1,296 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Authorized Shares Proposal.

Proposal No. 4:  The Auditor Proposal.  The holders of Common Stock cast 9,935,636 votes for and 23,556 votes against the Company’s proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. Such votes constituted the affirmative vote for the Auditor Proposal by the holders of approximately 99.7% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 1,474 abstentions and no broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal.

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

(b)     Reports on Form 8-K:

Current Report on Form 8-K dated May 7, 2004, reporting that the Registrant had announced in a press release, a copy of which was attached, that it had decided to postpone the hearing before the California Coastal Commission on its subsidiary’s application for a Coastal Development Permit to build 379 homes on the upper bench of its Bolsa Chica mesa property and attaching a press release reporting first quarter results.

Current Report on Form 8-K dated June 30, 2004, reporting that the Registrant had announced in a press release that it had reached a preliminary agreement to sell 103 acres of its 208-acre Bolsa Chica Mesa property.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2004	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer