Form 10-Q
period 2004-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2004-11-04
CIK 840216

This Form 10-Q consists of 23 sequentially numbered pages.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock outstanding at November 1, 2004 was 10,130,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30, 2004	December 31, 2003

ASSETS

Cash and cash equivalents	$6.5	$14.7
Real estate held for current development or sale	61.2	27.5
Land held for future development	155.6	153.6
Other assets	4.0	2.3

	$227.3	$198.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$7.2	$6.3
Project debt	37.9	10.4
Other liabilities	8.8	12.9

Total liabilities	53.9	29.6

Minority interest	.5	3.9

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,130,212 shares issued and outstanding	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	149.6	143.1
Retained earnings	25.2	23.4
Accumulated other comprehensive loss	(2.4)	(2.4)
Total stockholders’ equity	172.9	164.6

	$227.3	$198.1

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$28.4	$8.4	$37.2	$21.5

Costs of sales	22.4	6.8	28.8	17.7

Gross operating profit	6.0	1.6	8.4	3.8

Selling, general and administrative expenses	1.7	.8	3.4	2.5
Interest expense	.1	.1	.2	.2
Income from unconsolidated joint ventures	(.1)	(.1)	(.3)	(.4)
Other expense, net	.6	(.1)	.7	.6

Income before income taxes	3.7	.9	4.4	.9

Provision for income taxes	1.1	.4	1.3	.3
Minority interest in income of consolidated joint venture	1.3	—	1.3	—

Net income	$1.3	$.5	$1.8	$.6

Earnings per common share – basic	$.13	$.05	$.18	$.06

Earnings per common share – diluted	$.12	$.05	$.17	$.06

Common equivalent shares:

Basic	10.1	10.1	10.1	10.1
Diluted	10.9	10.9	10.8	10.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$1.8	$.6
Adjustments to reconcile net income to cash used in operating activities:
Non-cash interest expense	.2	.2
Non-cash compensation expense	.3	—
Minority interest in income of consolidated joint venture	1.3	—
Gains on sales of real estate held for current development or sale	(8.4)	(3.8)
Proceeds from sales, net	37.0	21.5
Investments in real estate held for current development or sale	(62.3)	(37.7)
Investments in land held for future development	(2.0)	(1.3)
Changes in assets and liabilities:
Increase in other assets	(1.7)	(.6)
Increase (decrease) in accounts payable, accrued and other liabilities, net	3.6	(.3)

Cash used in operating activities	(30.2)	(21.4)

Cash flows from financing activities:
Borrowings of project debt	45.4	22.8
Repayments of project debt	(17.9)	(9.2)
Minority interest contributions (distributions)	(5.7)	3.9
Proceeds from exercise of stock options	.2	—

Cash provided by financing activities	22.0	17.5

Net decrease in cash and cash equivalents	(8.2)	(3.9)

Cash and cash equivalents - beginning of period	14.7	9.2

Cash and cash equivalents - end of period	$6.5	$5.3

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$(.4)	$(.6)

Supplemental disclosures of non-cash investing and financing activities:
Utilization of pre-reorganization net operating losses to offset tax liabilities	$.5	$.3

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the current year’s previously issued Quarterly Reports on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Significant Accounting Policies

Earnings Per Common Share

For the three and nine months ended September 30, 2004 and 2003, the number of weighted-average common shares outstanding was 10.1 million. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 2004, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, the dilutive effect of the 719,996 and 774,996, respectively of common shares from potential exercise of options is reflected in the 10.9 million and 10.8 million weighted-average common shares assuming dilution, respectively. For the three and nine months ended September 30, 2003, the average market price of the Company’s common stock also exceeded the exercise price of outstanding stock options and for the three month period ending September 30, 2003, the average market price also exceeded the exercise price of 48,000 warrants then outstanding. Therefore, the dilutive of effect of the 754,996 common shares from potential exercise of options then outstanding is reflected in both of the 2003 periods and the dilutive effect of the 48,000 warrants is reflected only in the three month period, resulting in the 10.9 million and 10.8 million weighted-average common shares outstanding assuming dilution, respectively, in the statement of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. As of September 30, 2004, the Company consolidated one joint venture which is affected by this deferral (see Note 7). The adoption of other provisions of SFAS 150 did not have a material effect on the Company’s financial statements.

Note 3 - Land Held for Future Development

The Company owns approximately 351 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company’s holdings include 208 acres on a mesa north of the Bolsa Chica wetlands (“Bolsa Chica Mesa”), approximately 100 acres on, or adjacent to, the Huntington Mesa and 43 acres of lowlands which were acquired by the Company in September 1997.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “lower bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB.  The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005.  If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. However, there can be no assurances that a sale transaction will ever be completed.  The Company has indicated that it will require Coastal Commission approval of a development plan for the “upper bench” area of the Bolsa Chica Mesa prior to seeking shareholder approval.

The Company is currently pursuing approval of permits for development of the approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”). During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on the Upper Mesa.  The Company submitted a Coastal Development Permit (“CDP”) application for the planned community,  known as “Brightwater”, to the Coastal Commission in November 2002. On October 13, 2004, the Coastal Commission held a public hearing on the Company’s CDP application. Following completion of the public hearing, the Company withdrew its CDP application in order to have additional time to work with Commissioners and their staff in an effort to develop changes to the project which would be acceptable to the Commission.  Therefore, the Company currently expects that the Commission will hold another hearing on a revised CDP application during the first quarter of 2005; however, there can be no assurance that further delays will not be encountered. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or  (iii) the absence of further litigation or administrative delay.

On September 2, 1997, the Company completed a recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization (the “Recapitalization”), and the Company applied the principles required by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. Following the Coastal Commission’s November 2000 approval of suggested modifications to the Bolsa Chica Local Coastal Program, which would limit development to only the Upper Mesa, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company has updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date.  Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses.  Although changes will be proposed to the development plan for 379 single-family homes on the Upper Mesa, the revised estimated undiscounted future cash flows from the Upper Mesa and the proceeds which would be received if the pending sale of the lower bench to WCB is completed, are expected to exceed its September 30, 2004 carrying value.  Therefore, in accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, the Company believes there has been no impairment.

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

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (5.50% at September 30, 2004). During the nine months ended September 30, 2004, Hearthside Homes, Inc. entered into nine new loan facilities aggregating $76.0 million in conjunction with the acquisitions and development of a total of 253 single family residential lots.  One of these loans was repaid during the three months ended September 30, 2004.  The following amounts were available and outstanding under these loan facilities as of September 30, 2004 and December 31, 2003 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	September 30, 2004	December 31, 2003
Chino	$15.4	12	11/29/04	$3.6	$10.4
Chino	9.6	29	7/29/05	7.2	—
Chino II	6.3	17	5/11/05	1.7	—
Riverside	2.3	13	5/10/05	2.3	—
Riverside	9.9	41	6/17/05	5.3	—
Rancho Santa Fe	5.2	8	5/19/05	1.6	—
Rancho Santa Fe	3.9	6	6/13/05	1.0	—
Corona	21.1	83	5/24/05	11.3	—
Lancaster	10.7	104	5/23/05	3.9	—
				$37.9	$10.4

Construction period interest was capitalized to projects in the amount of approximately $500,000 and $900,000 for the three and nine months ended September 30, 2004, respectively, and approximately $200,000 and $500,000, respectively for the three and nine months ended September 30, 2003.

Note 5 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30, 2004	December 31, 2003
Net deferred taxes and other tax liabilities (see Note 6)	$—	$3.6
Accrued pensions	4.6	4.9
Home warranty reserves	1.4	1.2
Contingent indemnity and environmental obligations	3.5	4.1
Unamortized discount	(.7)	(.9)
	$8.8	$12.9

Contingent indemnity and environmental obligations primarily reflect (i) reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and (ii) the contingent liability of a subsidiary of the Company for PCB contamination on its 43-acre Bolsa Chica lowlands property as further described below.

Dresser Litigation

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (“RESCO”, a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from  The M.W. Kellogg Company (“Kellogg”), a corporation formerly affiliated with the Company. Kellogg and its parent company, Wheelabrator Technologies, Inc. (“Wheelabrator”, a former affiliate of the Company), agreed to indemnify Dresser against certain pre-closing claims. In a subsequent transaction, Wheelabrator assigned certain assets and liabilities relating to the January 1988 purchase agreement to the Company. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorney’s fees and costs. Dresser’s indemnity claims relate to several hundred lawsuits encompassing approximately 5,900 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

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

In September 2004, RESCO and the Company reached an agreement in principle with Dresser to settle this litigation, subject to negotiation of a definitive settlement agreement.  The Company’s share of the settlement is $1.33 million, which is included in the Company’s litigation accrual, reflecting its estimate for the minimum costs which are probable and estimable at this time.  However, in the event that final settlement is not accomplished and the Company is required to provide indemnification to Dresser, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition.

Lowland  Remediation

In September 1997, the Company acquired 43 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State is negotiating to acquire this property from the Company, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. During September and December 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004. As of September 30, 2004, the subsidiary has accrued approximately $900,000 for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC.  A draft Remedial Action Workplan (“RAW”) has been prepared and is subject to public comments until November 18, 2004.  Until the RAW has been approved by DTSC, the Company cannot accurately estimate how much, if any, additional costs may ultimately be incurred. There is no maximum limitation to the obligation of the Company’s subsidiary to remediate under the DTSC consent order. Other parties, who have yet to be identified, may be responsible for all or a portion of these remediation costs. If any such party is subsequently identified, the Company’s subsidiary may be entitled to seek reimbursement for some or all of its costs; however, there can be no assurance in that regard.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,216 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties.  In August 2004, the Company’s subsidiary received a similar invoice for an additional $38,302.  However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, and the contamination did not emanate from the Company’s property. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary on a timely basis as required by applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s claims related to these residential properties.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent obligation for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below (in millions):

	Nine Months Ended September 30,
	2004	2003
Balance at beginning of period	$1.2	$1.2
Provision	.3	.1
Payments	(.1)	(.1)
Balance at end of period	$1.4	$1.2

Note 6 – Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Current tax	$—	$.1	$—	$—
Deferred tax	1.1	.4	1.4	.4
Reduction in contingent tax liabilities	—	(.1)	(.1)	(.1)
Provision (benefit) for income taxes	$1.1	$.4	$1.3	$.3

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on net operating losses  (“NOLs”) are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset taxable income.  The tax provisions for three and nine months ended September 30, 2004 reflect a $300,000 benefit for a reduction in valuation allowance on post-reorganization state NOLs.  During the three and nine months ended September 30, 2004, reductions in valuation allowance on federal pre-Reorganization NOLs of approximately $3.5 million and $6.0 million, respectively, were recorded, as the Company determined that the utilization of these NOLs is “more likely than not” based on forecasted earnings. Pursuant to Fresh Start Reporting, the reductions in valuation allowance related to pre-Reorganization NOLs were reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The federal NOLs available as of September 30, 2004 were approximately $175 million. The amount of federal NOLs which expire if not utilized is zero, $1 million, $20 million, $8 million, $19 million and $127 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

In October 1999, in response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in order to protect the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which were determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 39% as of October 31, 2004.

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing and selling homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), net of distributions and as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital.    During the three months ended September 30, 2004, capital distributions of approximately $5.7 million were made to the non-managing member, repaying all of its initial capital contribution, plus all $600,000 of accumulated preferred return and $1.2 million in profit distributions, following the delivery of the first 35 homes.  During the three months ended September 30, 2004, the Company recorded an expense for minority interest in income of consolidated joint venture of $1.3 million, net of income tax benefit of $1.0 million.

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

Other

See Notes 3 and 5 for a discussion of other contingencies.

ITEM 2 -                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2004 and throughout 2005, the Company will focus its immediate efforts to (i) obtain approval from the California Coastal Commission (“Coastal Commission”) for a Coastal Development Permit (“CDP”) to build homes on the approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii)  continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

Since 2000, the Company has generated gross margins from homebuilding activities and cash flows on assets other than Bolsa Chica. The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, in San Bernardino County in the city of Chino, in Los Angeles County in the city of Lancaster, and in San Diego County in the area of Rancho Santa Fe. These homebuilding projects are expected to generate cash flows and gross margins through mid-2006. While the Company acquired 259 additional single-family residential lots during the first nine months of 2004, the Company’s inventory of entitled land available for homebuilding projects remains limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities. Due to current levels of land inventory and delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond mid-2006 is dependent upon acquisition of additional suitable, entitled residential lots within the southern California area or Coastal Commission approval of a development plan for the Bolsa Chica Upper Mesa. There can be no assurance that such acquisitions will be made or such approval will be obtained.

Bolsa Chica

Bolsa Chica is the Company’s principal asset, representing 68% of total assets at September 30, 2004. It has required and continues to require significant investments for entitlement and land development activities. As discussed in Note 3 to the consolidated financial statements, the Company has faced various delays in implementing its plans for residential development on the Bolsa Chica Mesa.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “lower bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB.  The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. However, there can be no assurances that a sale transaction will ever be completed. The Company has indicated that it will require Coastal Commission approval of a development plan for the Upper Mesa, prior to seeking shareholder approval.

The Company is currently pursuing approval of development permits for the Upper Mesa. During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on the Upper Mesa. The Company submitted a CDP application for the planned community known as “Brightwater” to the Coastal Commission in November 2002. On October 13, 2004, the Coastal Commission held a public hearing on the Company’s CDP application.  Following completion of the public hearing, the Company withdrew its CDP application in order to have additional time to work with the Commissioners and their staff in an effort to develop changes to the project which would be acceptable to the Commission.  Therefore, the Company currently expects that the Commission will hold another hearing on a revised CDP application during the first quarter of 2005; however, there can be no assurance that further delays will not be encountered. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

If the Coastal Commission approves a CDP for the Upper Mesa, the Company would then reevaluate its projected profitability as it relates to recorded deferred tax asset valuation allowance on NOLs as required by SFAS No. 109. Such re-evaluation may result in management concluding that it is more likely than not that the Company will realize its deferred tax assets, which would result in a reversal of all or a portion of the related  valuation allowance.

The Company’s valuation allowance on federal NOLs as of September 30, 2004 is approximately $45.9 million. Recognition of tax benefits from reductions in valuation allowances attributable to any utilization or future potential utilization of pre-Reorganization NOLs would be excluded from results of operations and credited to capital in excess of par value. The portion of the federal valuation allowance attributable to federal pre-Reorganization NOLs is approximately $41.3 million as of September 30, 2004. Therefore, the Company would expect to reflect a tax benefit of $4.6 million in its statement of operations for reversal of valuation allowance on post-Reorganization NOLs and credit capital in excess of par value in the amount of $41.3 million for reversal of valuation allowance on pre-Reorganization NOLs if it concludes that it is more likely than not that all the NOLs will ultimately be utilized to offset operating income generated from the disposition of the Bolsa Chica property.  Preservation of the Company’s NOLs is dependent upon the enforcement of certain transfer restrictions on the Company’s common stock.  These restrictions are set forth in the Company’s charter documents and stock transfers are monitored for compliance purposes.

Upon completion of the Recapitalization in September 1997 as discussed in Note 3 to the Consolidated Financial Statements included in this Quarterly Report, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. Following the November 2000 Coastal Commission action, an assessment of impairment was conducted by the Company for the year ended December 31, 2000. The Company updated its analysis at each year-end since 2000, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. Although changes will be proposed to the development plan for 379 single-family homes on the Upper Mesa, the revised estimated undiscounted future cash flows from the Upper Mesa and the proceeds which would be received if the pending sale of the lower bench to the WCB is completed, are expected to exceed its September 30, 2004 carrying value.  Therefore, in accordance with the Company’s policy described in Note 2 to the Consolidated Financial Statements – Impairment of Long-Lived Assets, the Company believes there has been no impairment.

In evaluating the recoverability of the carrying value of Bolsa Chica, the Company considered the current status of development planning for the Upper Mesa.  A tentative tract map and site plan for the Upper Mesa have been approved by the County of Orange. The Company also evaluated the likelihood of obtaining Coastal Commission approval for a CDP application for the Upper Mesa and several alternative outcomes for the lower bench in its probability-weighted approach to evaluating the recoverability of the carrying value of this asset under SFAS No. 144.

The Company’s application for a CDP from the Coastal Commission relates only to the Upper Mesa, where the Coastal Commission has previously approved residential development in four previous public hearings (1986, 1996, 1997 and 2000). The Coastal Commission indicated in its 2000 public hearing on Bolsa Chica, that it would allow substantial development on the Upper Mesa if the Company would grant a conservation easement over the lower bench.  During the October 13, 2004 public hearing, the Coastal Commission reaffirmed that it would allow substantial development on the Upper Mesa.  Therefore, the Company believes that it is likely that the Commission will eventually allow reasonable development on the Upper Mesa.  The Company currently anticipates seeking approval of its CDP during the first quarter of 2005.  If the Company is permitted to reasonably develop the Upper Mesa, the Company believes it would recover substantially more from the Upper Mesa development than the $155.6  million carrying value for the entire Bolsa Chica Mesa as of September 30, 2004.

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

Impact of Inflation; Changing Prices and Economic Conditions

Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, gross margin from home sales would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can also result in lower gross margin from home sales. The volatility of interest rates could have an adverse effect on the Company’s future operations and liquidity. Among other things, these conditions may adversely affect the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to the Company.

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

The tight supply of new homes in southern California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.  The significant price increases over the last twelve months have recently slowed down demand.

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

Critical Accounting Policies

In the preparation of the Consolidated Financial Statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies that the Company believes are critical and require the use of complex judgment in their application. The Company’s critical accounting policies include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by its significant federal tax net operating losses, as discussed further in Notes 2 and 6 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included specific property financings, asset sales and available internal funds. The Company is utilizing internally generated cash to fund the Bolsa Chica project, and is currently utilizing project debt and internally generated cash to fund acquisition and construction of all other homebuilding projects. The Company’s current homebuilding projects are expected to generate approximately $39 million of cash during the next 24 months, based on present economic conditions and market assumptions. The Company’s cash and cash equivalents as of September 30, 2004 were approximately $6.5 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit and joint venture agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects and the Bolsa Chica and Oxnard  land development projects, along with general and administrative expenses and liabilities, for the next 12 months.

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

Homebuilding

The Company’s homebuilding operations have been rebuilding lot inventory during the first nine months of 2004, completing acquisitions of 259 single-family residential lots during that period.  The 53 home deliveries during the third quarter exceeded the 24 deliveries in the third quarter of 2003 and deliveries on a year-to-date basis of 73 also exceeds the 66 deliveries during the comparable prior year period.  In addition, the Company expects to deliver 55 homes during the fourth quarter.  While the 128 home deliveries projected for the full year 2004 are less than the 154 homes delivered in 2003, homebuilding revenues and margins for 2004 are expected to exceed 2003 results.

North Corona.  In July 2001, the Company acquired 83 finished lots in Riverside County, California near North Corona in the master-planned community known as “Providence Ranch”. The community of Providence Ranch and the adjacent community of “Corona Valley”, are planned for a total of 2,600 homes, and are well-located to serve the employment centers of the greater Los Angeles area, Orange County and the Ontario international airport. The Company commenced home construction in October 2001, opened for sales in February 2002 and released 73 homes for sale during 2002 at an average price of approximately $298,000. During 2002 and 2003, 58 homes and 15 homes were delivered, respectively. During the nine months ended September 30, 2004, all 10 homes in the final phase were delivered at an average price of $445,000, including three homes during the third quarter of 2004, which completed the project.

In October 2002, the Company acquired an additional 93 finished lots in the Providence Ranch community. Construction of homes in this second phase began during the first quarter of 2003. The Company sold these homes from the original model complex.  During 2003, the Company delivered 71 homes at an average price of $367,000. An additional 22 homes were delivered during the first nine months of 2004 at an average price of $440,000, including 15 homes during the third quarter, which completed the project.

Riverside.  During the fourth quarter of 2002 and the first quarter of 2003, the Company acquired a total of 24 finished lots near the city of Riverside, in Riverside County, in the master-planned community known as “Victoria Grove”. This well-established community is planned for a total of 855 homes. During April 2004, the Company acquired 43 additional lots for a total project of 67 homes known as “Jasper Ranch”. The Company began construction of homes during the third quarter of 2003. The homes average 3,673 square feet. The Company opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and the second phase of six homes during the first quarter of 2004, at an average price of approximately $458,000. The Company has released 41 additional homes for sale at an average price of $645,000 and as of November 1, 2004, 36 are in escrow, with deliveries currently scheduled to begin during the fourth quarter of 2004.

Chino.  In May 2003, through a consolidated joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as “The Reserve”, encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales on February 28, 2004, and has released 69 homes for sale at an average price of $590,000. As of November 1, 2004, 44 homes have been delivered and an additional 20 are in escrow.

In January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. The Company expects to begin construction of homes averaging 2,990 square feet during the fourth quarter of 2004.

Rancho Santa Fe.  In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003 and six additional lots each in June and September of 2004, and began construction of model homes averaging approximately 3,370 square feet during the third quarter of 2004.

Lancaster.   The Company acquired 104 lots in the city of Lancaster in northern Los Angeles County during May 2004. The Company began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004.  In 2004, the Company also purchased an option to acquire an additional 70 lots in Lancaster, which is expected to occur during the second quarter of 2005.

Corona.  The Company acquired 83 lots in North Corona in May 2004.  The Company expects to begin construction of homes averaging 3,250 square feet during the fourth quarter of 2004.

Land Development - Unconsolidated Joint Venture

Oxnard.  In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the site, which includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 800 single-family detached lots and approximately 200 attached family residential units; however, these numbers are subject to change during the course of the entitlement process. The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC.  Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of September 30, 2004, the non-managing member had made an aggregate of approximately $2.3 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member.  While the Company exerts a large degree of control over the venture, the non-managing member does have various approval rights with regard to major business decisions, and therefore the operations of the venture are not consolidated.

Financial Condition

September 30, 2004 Compared with December 31, 2003

Cash flows from homebuilding operations for the first nine months of 2004 primarily reflect uses of cash for land acquisitions of 259 single-family residential lots in Chino, Riverside, Corona, Lancaster and Rancho Santa Fe, California aggregating $30.3 million and homebuilding construction costs of $32.0 million, largely financed by net borrowing under project debt financing of $27.5 million, including borrowing under nine new credit facilities. Additional cash was provided by home sales proceeds, net of $36.9 million from deliveries of 73 homes and a $900,000 increase in accounts payable and accrued liabilities for construction costs and compensation liabilities.  Additional significant uses of cash include $2.0 million for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, selling, general and administrative expenses of approximately $3.1 million and a $700,000 net decrease in other liabilities for payment of legal fees, environmental costs, and funding the Company’s pension plans, partially offset by an accrual increase for a pending settlement of litigation.  These items, as well as other activity presented in the Statements of Cash Flows, resulted in an $8.2 million decrease in cash and cash equivalents.

The remaining $3.6 million decrease in other liabilities primarily reflects recognition of tax benefits for expected utilization of pre-Reorganization NOLs, which increased capital in excess of par value (see Note 6).

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter-to-quarter and from year-to-year.

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

The Company reported revenues of $28.4 million and gross operating profit of  $6.0 million for the third quarter of 2004, compared with $8.4 million in revenues and gross operating profit of $1.6 million for the third quarter of 2003. Revenues in the current period reflect deliveries of 53 homes, including 35 at the Chino Reserve project and 18 at the North Corona project. The comparable period of the prior year reflects deliveries of 24 homes at the Riverside “Harvest” project. The current quarter’s gross margin from homebuilding of 21.1% is higher than the prior period gross margin of 19.0% due to price appreciation and the higher profitability of homes at the Chino and North Corona projects compared with the Riverside project.

The $900,000 increase in selling, general and administrative expenses during the third quarter of 2004, as compared with the third quarter of 2003, primarily reflects an increase in accrued incentive compensation corresponding to the significantly improved operating results and non-cash compensation expense of approximately $300,000 recorded pursuant to the grant and vesting of certain stock options.

The increase in other expense, net reflects an additional accrual for a pending settlement of litigation related to a former affiliate (see Note 5).

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

The Company reported revenues of $37.2 million and gross operating profit of $8.4 million for the first nine months of 2004, compared with $21.5 million in revenues and gross operating profit of $3.8 million for the first nine months of 2003. Revenues for the first nine months of 2004 reflect deliveries of 73 homes, including 35 at the Chino Reserve project, 32 at the Providence Ranch project and six homes at the Company’s Riverside (Jasper Ranch) project and a $100,000 land sale. The comparable period of the prior year reflects deliveries of an aggregate of 66 homes at the Riverside, North Corona and Yucaipa projects. The homebuilding gross margin for the first nine months of 2004 of 22.4% is higher than the prior period gross margin of 17.7% due to home price appreciation experienced over the past year and higher profitability of the Riverside, Chino and North Corona projects as compared with the North Corona and Yucaipa projects.

The $100,000 decrease in income from unconsolidated joint ventures to $300,000 for the first nine months of 2004 from $400,000 for the first nine months of 2003 primarily reflects the absence of income from a homebuilding joint venture in San Diego which completed its final home deliveries during 2002.

The $100,000 increase in other expense, net primarily reflects the increase in the litigation accrual discussed above, partially offset by the absence in 2004 of items recorded in the 2003 period.  The 2003 period included an accrual of approximately $700,000 for estimated environmental remediation costs for the 43-acre Bolsa Chica lowland remediation (see Note 5) and income of approximately $300,000 from recovery of the value of water rights certificates, related to a completed project, which had been reserved.

During the three months ended September 30, 2004, the Company recorded a tax benefit of $300,000 for the reversal of a valuation allowance on post-Reorganization state NOLs. During each of the nine months ended September 30, 2004 and 2003, the Company recorded a tax benefit of approximately $100,000 in connection with the resolution of outstanding tax matters in two and eight states, respectively.  These events have eliminated the Company’s exposure.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for project debt and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of  September 30, 2004 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Project debt	$37.9	$37.9	—	—	—
Operating leases	.5	.2	.3	—	—
Total	$38.4	$38.1	$.3	—	—

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

These forward-looking statements include, but are not limited to, (1) statements about the Company’s plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the completion of the pending $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of California’s Wildlife Conservation Board; (5) the expected home deliveries and revenues; (6) the expectation of continued favorable housing market conditions over the next 24 months, including measured increases in mortgage interest rates; (7) the housing market conditions in the geographic markets in which the Company operates; (8) expected average sales prices; (9) the intention to continue to utilize joint venture vehicles; (10) the effectiveness and adequacy of the Company’s disclosures and internal controls; and (11) other statements contained herein that are not historical facts.

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

The following risk factors may affect the Company’s operating results and the environment within which it conducts business. If the Company’s projections and estimates regarding these factors differ materially from what actually occurs, the Company’s actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, (1) changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for residential real estate, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; (2) local and general economic and market conditions, including consumer confidence,  employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations; (3) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (4) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (5)  the Company’s ability to continue relationships with current or future partners; (6) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (7) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (8) the cost and availability of construction financing and corporate debt and equity capital; (9) the demand for single-family homes; (10) cancellations of purchase contracts by homebuyers; (11) the cyclical and competitive nature of the Company’s business; (12) delays in the land entitlement and other approval processes, development, construction, or the opening of new home communities; (13) future business decisions and the Company’s ability to successfully implement its operational, growth and other strategies; (14) risks relating to acquisitions; (15) litigation and warranty claims; (16) the condition and adequacy of the Company’s properties; (17) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (18) the future condition of the real estate market in southern California; (19) general economic and business conditions; (20) interest rate changes and the availability to homebuyers of permanent mortgages; (21) the relative stability of debt and equity markets; (22) competition; (23) the availability and cost of raw materials used by the Company in its homebuilding operations; (24) shortages and the cost of labor; (25) weather related slowdowns; (26) slow growth and no growth initiatives or moratoria; (27) governmental regulation, including the interpretation of tax, labor and environmental laws; (28) changes in consumer confidence and preferences; (29) accounting changes; (30) other risks discussed in the Company’s past and future filings with the Securities and Exchange Commission; and (31) other factors over which the Company has little or no control.

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

Prohibition Against Becoming a 5% Stockholder and No Further Acquisitions by Current 5% or Greater Stockholders

Unless the Company has previously consented in writing (i) no stockholder holding less than 5% of the outstanding shares of the Company’s Common Stock may acquire additional shares of Common Stock in an amount that would take such shareholder to 5% or more; and (ii) no current 5% or greater stockholder may acquire any additional shares.  The foregoing prohibition is contained in the Company’s charter documents, in order to preserve the tax benefits of the Company’s $175 million of NOLs.  All acquisitions of the Company’s Common Stock in violation of its charter prohibitions are null and void, and the Company is empowered to effectively rescind such acquisitions.  The Company will not entertain requests for permission to exceed the limitations on stock acquisitions in the foreseeable future, because the Company’s board of directors has determined that such acquisitions could jeopardize the Company’s ability to preserve and use its NOLs.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of September 30, 2004, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2004 of approximately $400,000.

ITEM 4 -   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic filings with the Securites and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 4, 2004	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer