Form 10-K
period 2004-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2005-03-15
CIK 840216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 0-17189

CALIFORNIA COASTAL COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0426634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Executive Circle, Suite 250 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 250-7700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.05 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒  NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2005 was $158,225,281.

The number of shares of Common Stock outstanding as of March 1, 2005 was 10,160,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

General

California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”) is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2005, the Company will focus its immediate efforts to (i) obtain a Coastal Development Permit (“CDP”) from the California Coastal Commission (“Coastal Commission”) to build 349 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described below and in Note 3 to the Company’s Consolidated Financial Statements; and (ii) continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

The Company’s executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614 (telephone: (949) 250-7700).

Principal Properties

The following sections describe the Company’s principal properties.

Bolsa Chica.   The Bolsa Chica Mesa is the principal property in the Company’s portfolio, representing 62% of its assets as of December 31, 2004. The Bolsa Chica Mesa is one of the last large undeveloped coastal properties in southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach, to the south by open space and the Bolsa Chica wetlands, and to the west by Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. The Company owns approximately 351 acres of the 1,600 acres of undeveloped land at Bolsa Chica. The Company’s holdings include 208 acres on the Bolsa Chica Mesa, approximately 100 acres on, or adjacent to, the Huntington Mesa and 43 acres of lowlands.

In February 1997, the Company completed the sale of its approximately 880-acre Bolsa Chica lowlands, which had previously been planned for the development of up to 900 homes and wetlands restoration, to the California State Lands Commission for $25 million. Under an interagency agreement among various state and federal agencies, these agencies have agreed to restore the Bolsa Chica wetlands habitat utilizing escrowed funds from the Ports of Los Angeles and Long Beach. In January 2002, the California Coastal Commission and the State Lands Commission approved an approximately $100 million wetlands restoration plan which is expected to significantly improve the views of many of the homes that the Company plans to develop on the Bolsa Chica Mesa, as discussed below. Wetlands restoration construction is currently scheduled to commence in 2005.

The Company is currently pursuing approval of permits for development of 68 acres of its approximately 105-acre upper bench on the Bolsa Chica Mesa (“Upper Mesa”). During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on 77 acres of the Upper Mesa. The Company submitted a Coastal Development Permit (“CDP”) application for the planned community, known as “Brightwater”, to the Coastal Commission in November 2002. On October 13, 2004, the Coastal Commission held a public hearing on the Company’s

CDP application. Following completion of the public hearing, the Company withdrew its CDP application in order to have additional time to work with Commissioners and their staff in an effort to develop changes to the project which would be acceptable to the Commission.

In January 2005, the Company filed a new application with the Coastal Commission for a CDP consisting of 347 homes (subsequently amended to add two additional lots for a total of 349 homes) to be built on 68 acres of the Upper Mesa. This new application reflects elimination of development in environmentally sensitive habitat areas and increased buffers between the habitat areas and the proposed development. The Company made these substantial changes to its proposed development plan in response to issues raised with respect to the prior CDP application at the Coastal Commission’s October 13, 2004 hearing. These modifications resulted in a nine-acre decrease in the proposed development area and a corresponding decrease of 30 homes in the plan. The Company expects that the Coastal Commission staff will issue their recommendation to the Coastal Commission in late March or early April 2005 and the Company currently expects that the Commission will hold a public hearing on the new CDP application in mid-April 2005. However, there can be no assurance that further delays will not be encountered.

As a result of the modifications made to the development plans for the Upper Mesa and submitted to the Coastal Commission, further approval will be required by the County of Orange. In addition, the Company expects that following any Coastal Commission approval of a development plan, there will be numerous specific conditions for planning items to be completed prior to the issuance of a CDP. The Company currently expects that a CDP could be issued by the end of 2005, subject to satisfying the permit conditions. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

The Brightwater planned community is currently expected to offer a broad mix of home choices, averaging 2,740 square feet and ranging in size from 1,560 square feet to 4,000 square feet. The plan also includes 37 acres of open space and conservation area on the 105-acre Upper Mesa. With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB. The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. The Company has indicated that it will require Coastal Commission approval of the Brightwater development plan for the Upper Mesa prior to seeking shareholder approval and issuance of the CDP prior to closing the sale. Therefore, the Company has initiated discussions with the WCB to extend the outside closing date to December 31, 2005. However, there can be no assurances that the WCB agreement will be extended or that a sale transaction will ever be completed.

If the Coastal Commission approves a CDP for the Upper Mesa, the Company would then re-evaluate its projected profitability as it relates to recorded deferred tax asset valuation allowance on net operating losses (“NOLs”) as required by SFAS No. 109. Such re-evaluation may result in management concluding that it is more likely than not that the Company will realize its deferred tax assets, which would result in a reversal of all or a portion of the related valuation allowance.

The Company’s valuation allowance on federal NOLs and other tax assets as of December 31, 2004 is approximately $43.2 million. Recognition of tax benefits from reductions in valuation allowances attributable to any utilization or future potential utilization of pre-Reorganization NOLs would be excluded from results of operations and credited to capital in excess of par value. The portion of the valuation allowance attributable to federal pre-Reorganization NOLs is approximately $38.1 million as of December 31, 2004. Therefore, the Company would expect to reflect a tax benefit of $5.1 million in its statement of operations for reversal of valuation allowance on post-Reorganization NOLs and other tax assets and credit capital in excess of par value in the amount of $38.1 million for reversal of valuation allowance on pre-Reorganization NOLs if it concludes that it is more likely than not that all the NOLs will ultimately be utilized to offset operating income generated from the disposition of the Bolsa Chica property. Preservation of the Company’s NOLs is dependent upon the enforcement of certain transfer restrictions on the Company’s common stock. These restrictions are set forth in the Company’s charter documents and stock transfers are monitored for compliance purposes.

Upon completion of the Company’s recapitalization (the “Recapitalization”) in September 1997 as discussed in Note 1 to the Consolidated Financial Statements included in this Annual Report, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. The Company updated its analysis at each year-end since 1997, and has noted no indicators of impairment since that date.

In evaluating the recoverability of the carrying value of Bolsa Chica, the Company considered the current status of development planning for the Upper Mesa, including the likelihood of obtaining Coastal Commission approval for its CDP application, and the pending sale of the Lower Bench in its probability-weighted approach to evaluating the recoverability of the carrying value of this asset under SFAS No. 144.

The Company’s application for a CDP from the Coastal Commission relates only to the Upper Mesa, where the Coastal Commission has previously approved residential development in four previous public hearings (1986, 1996, 1997 and 2000). Since the Coastal Commission, in its 2000 public hearing on Bolsa Chica, indicated that it would allow substantial development on the Upper Mesa and reiterated that some development was likely at its October 13, 2004 public hearing, it appears likely that the Commission would allow reasonable development on the Upper Mesa in the future. A tentative tract map and site plan for the Upper Mesa have been approved by the County of Orange. Changes made to the plan since the County’s approval are anticipated to be acceptable to the County. Therefore, the Company believes that it will eventually be permitted to reasonably develop the Upper Mesa; however there can be no assurance in that regard. Given that the Company has no debt which is secured by any of the Bolsa Chica property, and its current homebuilding operations are providing cash flow, the Company expects to be able to continue pursuing reasonable development as long as necessary until it succeeds in obtaining permits for development on the Upper Mesa. Alternatively, if the Company’s CDP is not approved, the Company expects to vigorously oppose any challenges to reasonable development of the Upper Mesa. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses.

The following facts and assumptions were utilized by the Company in evaluating the potential value which could be derived from development of the Bolsa Chica Upper Mesa:

•       The Upper Mesa CDP application encompasses 349 homes aggregating approximately 950,000 square feet.

•       Following Coastal Commission approval, the Company expects it may take approximately six to nine months to satisfy the Commission’s permit conditions which would be a pre-requisite to issuance of a CDP.

•       Following receipt of a CDP, the Upper Mesa development is projected to take approximately six months for infrastructure and two to three years for home construction.

•       New home prices approximate $525 per square foot, including view and other premiums, in the local residential market (coastal Huntington Beach).

•       The finished lot component of home prices ranges from 60% to 65%.

•       Costs to improve the lots from their raw condition to finished lots approximate $120,000 per lot.

•       Home prices in the coastal Huntington Beach area (as well as other Orange County coastal areas) appreciated approximately 20% during 2004. While demand continues to exceed the supply of housing, pressure for continued appreciation of home prices may be reduced by any significant increases in interest rates.

•       Generally, homebuilders expect to earn a gross profit of 8% of the sales price of homes.

Given the facts and assumptions described above, the Company believes that the eventual development of the Upper Mesa will result in realization of an amount that is substantially in excess of the $156.4 million book value presently reflected in the Company’s consolidated financial statements. From time to time, the Company has received outside appraisals on an “as developed basis” which have supported the Company’s beliefs, although there can be no assurance that those beliefs will be validated.

In accordance with the Company’s policy described in Note 2 to the Consolidated Financial Statements—Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the proposed Upper Mesa development plan for 349 single-family homes and the proceeds which would be received if the pending sale of the Lower Bench to WCB is completed are expected to exceed its December 31, 2004 carrying value, the Company believes there has been no impairment.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Upper Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Land Development—Unconsolidated Joint Venture

Oxnard.   In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 880 single-family detached lots and approximately 375 attached family residential units; however, these numbers are subject to change during the course of the entitlement process. Approximately 650 of the single-family lots and 250 of the attached units would be developed on the 168 acres of optioned land expected to be purchased by the Company. The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The entitlement process is expected to be completed during the first quarter of 2006; however, delays could be encountered. During January 2005, the first six-month option extensions were exercised. The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of December 31, 2004, the non-managing member had made an aggregate of approximately $2.6 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member. While the Company exerts a large degree of influence over the venture, the non-managing member does have various participating rights such as approval rights with regard to major business decisions. In addition, the Company is not the primary beneficiary of the entity, therefore, the venture is not consolidated.

Homebuilding

The Company’s homebuilding operations have increased lot inventory during 2004, completing acquisitions of 265 single-family residential lots during the year, expanding into northern Los Angeles County and returning to the San Diego County market. The Company has also entered into agreements to acquire an additional 357 lots in 2005. Although home prices in Southern California have increased 20% to 30% annually over the last few years, the Company does not expect appreciation to continue at that rate, but rather expects modest increases of less than 10% over the next year. While the 135 home deliveries for 2004 are less than the 154 homes delivered in 2003, homebuilding revenues and margins for 2004 exceeded 2003 results significantly. The Company’s active homebuilding projects are described below.

Riverside.   During 2003 and 2004, the Company acquired 67 lots for a project known as “Jasper Ranch” near the city of Riverside, in Riverside County, in the master-planned community known as “Victoria Grove”. This well-established community is planned for a total of 855 homes. The Company began construction of homes averaging 3,673 square feet during the third quarter of 2003. The Company opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and an additional 38 homes during 2004, at an average price of approximately $612,000. The Company delivered six additional homes during January and February 2005 and as of March 6, 2004, nine homes are in escrow, four homes are available for sale and the remaining five homes are currently scheduled to be released for sale during the first half of 2005.

Chino.   In May 2003, through a consolidated joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as “The Reserve”, encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales in February 2004, and delivered 65 homes at an average price of $593,000 during 2004. As of March 6, 2005, three additional homes have been delivered, one home is in escrow and the remaining eight homes are currently scheduled to be released for sale during the first half of 2005.

During January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. The Company began construction of homes averaging 2,990 square feet during the fourth quarter of 2004. The Company opened for sales at this project during January 2005 and 13 of the 17 homes are in escrow as of March 6, 2005.

Rancho Santa Fe.   In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003, 18 additional lots during 2004 and expects to acquire the final six lots during March 2005. Two model homes are under construction for homes averaging approximately 3,370 square feet. The first phase of six homes was released for sale during February 2005 and as of March 6, 2005, five homes are in escrow.

Lancaster.   The Company acquired 104 lots in the city of Lancaster in northern Los Angeles County during May 2004. The Company began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004. The Company opened for sales of the first phase in January 2005, and 10 homes are in escrow as of March 6, 2005. In 2004, the Company also purchased an option to acquire an additional 70 lots in Lancaster, which is expected to occur during the second quarter of 2005.

Corona.   The Company acquired 83 lots in North Corona in May 2004. The Company expects to begin construction of homes averaging 3,250 square feet during the first quarter of 2005.

Joint Ventures.   The Company conducts its operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. The Company has utilized joint ventures in order to increase access to sources of capital, financing and land. The Company expects to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to the Company. The use of joint ventures may vary in the future in order to enable the Company to control an adequate supply of lots while minimizing capital commitments. The Company typically is required to fund a small percentage of the capital requirements of each joint venture, which amount is included in other assets in the Company’s consolidated balance sheets.

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

Product Design.   The Company contracts with a number of outside architects, designers, engineers, consultants and subcontractors. The Company believes that the use of third parties for the production of the final design, engineering and construction reduces its costs, increases design innovation and quality, and reduces risks. The Company has a number of plans which it has used in various projects which can be re-used in new projects with appropriate modifications as necessary. The Company offers options and upgrades to provide its homebuyers with opportunities to customize their home to fit their lifestyle, the extent of which varies depending upon the project. However, structural and other changes which impact the build time of the home are typically limited.

The Company creates architectural variety within its projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood appearances within its projects. Generally, the Company selects the exterior finishes of its homes subject to necessary architectural approvals. The Company offers homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. Such services are offered at an additional cost to buyers through third parties contracted with by the Company, or the services may be provided through the homebuyer’s own consultants.

Construction and Development.   The Company acts as the general contractor for the construction of its projects. All construction work for the Company is performed by subcontractors. The Company’s employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company’s subcontractors are generally entered into after competitive bidding on a project-by-project basis. The Company has established relationships with a large number of subcontractors and is not dependent to any material degree upon the services of any one subcontractor. Decreasing availability of insurance coverage for subcontractors as well as the effects of increased worker’s compensation insurance rates may have an adverse effect on the availability of qualified subcontractors.

The Company develops its residential projects in several phases generally averaging approximately 6 to 15 homes per phase. The Company determines the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while the Company measures consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few additional homes. Subsequent phases are generally not started until 90% to 100% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, the Company continues to accumulate data which enables the Company to make decisions on the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the factors above and the build time which in turn varies generally with the size and complexity of the home, the Company typically completes construction of a phase within one of its developments in approximately five to eight months. The Company is continuously developing and refining its production practices in order to reduce cycle time within the construction process.

Sales and Marketing.   The Company typically builds, furnishes and landscapes model homes for each residential project and maintains on-site sales offices, which are usually open seven days a week once a project fully opens. The Company generally sells all of its homes through Company sales representatives working from the sales offices located at the model homes used in each subdivision. When appropriate, the Company also uses cooperative brokers to sell its homes. The Company conducts preliminary research concerning the credit status of each potential homebuyer in order to “pre-qualify” the homebuyer. Once the prospective homebuyer has been “pre-qualified” and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an “earnest money deposit” usually ranging from $4,000 to $5,000 and complete a purchase contract for the purchase of their home. The Company attempts to keep its contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, the Company seeks to identify alternate homebuyers.

The Company makes extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because the Company’s projects are often within a multi-builder community, it is able to participate in community-wide advertising that highlights all of the projects within the same community. The Company provides flooring and other amenities and upgrades to its homebuyers through various vendors contracted by the Company.

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

Competition.   The home building industry is highly competitive and fragmented. The Company does not have a significant market presence in any of the geographic areas where it is currently building homes or where it expects to build homes in the future. Most of the Company’s competitors have substantially greater financial resources than those of the Company, and they have much larger staffs and marketing organizations. However, the Company believes that it competes effectively in its existing markets as a result of its product design, development expertise, and its reputation as a producer of quality homes. The Company has seen the financial resources of its competitors increase as a result of the industry consolidation experienced in the past few years. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures.

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

The Company must obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development (including possibly in ongoing projects), building moratoria may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained or even stop all work. Such increasing regulation may result in a significant increase in time (and related carrying costs) between the Company’s initial acquisition of land and the commencement and completion of its developments. In addition, the extent to which the Company participates in land development activities subjects it to greater exposure to regulatory risks.

Raw Materials.   Typically all the raw materials and most of the components used in the Company’s business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins. In the last six months, the Company has experienced some delays, shortages and price increases for many raw materials components. Notably, lumber, concrete, insulation, and drywall products have been significantly affected in both price and availability. The Company has minimized the delays based on its long-term relationships with subcontractors and suppliers.

Homeowner Warranty and Mortgage Company Services.   The Company provides homeowners with a limited warranty on the terms of which the Company will warrant, for a limited period, items listed in the homeowner warranty manual. The warranty does not, however, include items that are covered by manufacturer’s warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in California may grant to homebuyers rights in addition to those provided by the Company. The Company also offers mortgage broker services to certain of its California homebuyers through its unconsolidated joint venture with an affiliate of Wells Fargo Home Mortgage.

Environmental and Regulatory Matters

Before the Company can develop a property, it must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. The Company may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future.

The Company is currently seeking a Coastal Development Permit from the Coastal Commission to build 349 homes on the Upper Mesa. The Company currently expects that the Coastal Commission will hold a public hearing on the Company’s permit application in mid-April 2005. Therefore, the regulatory approval process for the Bolsa Chica Mesa property remains subject to further Coastal Commission approval, and there can be no assurance that further delays will not result.

The Company has expended and will continue to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. Although the Company believes that its operations are in general compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. The Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations, including the potential remediation expenditures proposed in connection with certain indemnity obligations discussed below in Corporate Indemnification Matters and in Item 3. Legal Proceedings. However, the currently identifiable risks and uncertainties regarding the 43-acre lowlands property and other matters with recorded reserves are discussed in Item 3. Legal Proceedings and Note 6 to the Consolidated Financial Statements included in this Annual Report.

Corporate Indemnification Matters

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its balance sheet reflects adequate reserves for these matters. (See Item 3. Legal Proceedings and Note 6 to the Consolidated Financial Statements regarding contingent indemnity and environmental obligations.)

Employees

As of March 1, 2005 the Company and its subsidiaries had 48 employees.

Safe Harbor, Statement Under the Private Securities Litigation Reform Act of 1995

Certain of the foregoing information and the information following this Item 1 contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, that relate to future events or the Company’s future financial performance. In addition, other statements the Company may make from time to time, such as press releases, oral statements made by Company officials and other reports the Company files with the Securities and Exchange Commission, may also contain such forward-looking statements. Undue reliance should not be placed on these statements, which involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

These forward-looking statements include, but are not limited to, (1) statements about the Company’s strategies, plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new home communities (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to realize the value of its net operating loss carry forwards; (5) the completion of the pending $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of California Wildlife Conservation Board; (6) the Company’s ability to continue relationships with current or future partners; (7) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (8) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (9) the condition and adequacy of the Company’s properties; (10) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (11) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (12) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (13) the future condition of the real estate market in Southern California; (14) the ability to react to increases or decreases in demand for housing and to rapidly take advantage of local market opportunities as they arise; (15) local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing and stock market, home and land valuations; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) home building litigation and warranty claims; (19) shortages and the cost of labor; (20) adverse weather and natural disaster related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) accounting changes including the expected impact of new accounting pronouncements; (24) the effectiveness and adequacy of the Company’s disclosure and internal controls; (25) the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States; (26) other factors over which the Company has little or no control; and (27) other statements contained in this Form 10-K that are not historical facts.

The Company assumes no, and hereby disclaims any, obligation to update any of the foregoing or any other forward-looking statements. The Company nonetheless reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference in this Form 10-K or the 2004 Annual Report to Stockholders. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 2.                        Properties

The Company’s principal executive offices are located in Irvine, California. The Company and each of its subsidiaries believe that their properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on the Company’s results of operations.

The principal properties of the Company and its subsidiaries, which are owned in fee unless otherwise indicated, are as follows:

Property	Location	Acres	Present or Planned Use
Bolsa Chica—Upper Mesa	Orange County, CA	105	Ocean view residential community
Bolsa Chica—Lower Mesa	Orange County, CA	103	Pending sale to WCB
Bolsa Chica-Huntington Mesa and lowland	Orange County, CA	143	Raw land
Subtotal Bolsa Chica		351
Victoria Grove	Riverside County, CA	5	Residential community
The Reserve	Chino, CA	1	Residential community
Crosby Estates	Rancho Santa Fe, CA	14	Residential golf community
Providence Ranch	Lancaster, CA	23	Residential community
Chandler Ranch	Corona, CA	15	Residential community
Irvine*	Irvine, CA	—	Headquarters

*                    Leased

Item 3.                        Legal Proceedings

In September 1997, the Company acquired 43 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State is negotiating to acquire this property from the Company, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. During September and December 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI report to DTSC in February 2004. As of December 31, 2004, the subsidiary has accrued approximately $800,000 for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. A Remedial Action Workplan was approved by DTSC in December 2004.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,000 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties. Since receiving the original invoice, the Company’s subsidiary has received three similar invoices for an aggregate additional $78,000, including accrued interest. However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, the contamination did not emanate from the Company’s property and the 43-acre site should not be part of the same “site” as the residential properties. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s $871,000 of claims related to these residential properties.

The Company’s consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by former affiliates and unrelated to the Company’s current operations. In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (“RESCO”, a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas. Dresser seeks a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from The M.W. Kellogg Company (“Kellogg”), a corporation formerly affiliated with the Company. Kellogg and its parent company, Wheelabrator Technologies, Inc. (“Wheelabrator”), agreed to indemnify Dresser against certain pre-closing claims. In a subsequent transaction, Wheelabrator assigned certain assets and liabilities relating to the January 1988 purchase agreement to the Company. Dresser also seeks unspecified damages for breach of the 1988 purchase agreement, along with attorney’s fees and costs. Dresser’s indemnity claims relate to several hundred lawsuits encompassing approximately 5,900 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

The Company denied Dresser’s allegations and vigorously defended itself in this case and related matters. The Company was not formed until September 1988 and, upon being spun off from Wheelabrator in December 1988, the Company agreed to indemnify Wheelabrator for its potential liabilities under the January 1988 purchase agreement with Dresser, to the extent that any such liabilities are not covered by insurance. However, the Company and RESCO contend that under the terms of the January 1988 purchase agreement, any contractual duty to indemnify Dresser for any third-party asbestos claims expired in March 1991.

In September 2004, RESCO and the Company reached an agreement in principle with Dresser to settle this litigation, subject to negotiation of a definitive settlement agreement. The Company is continuing to negotiate with Dresser, RESCO and RESCO’s insurer in an effort to finalize the settlement agreement. The Company’s share of the settlement is $1.33 million and is the amount of the Company’s litigation accrual as of December 31, 2004. The Company and RESCO are not admitting fault or liability with respect to Dresser’s claims, but are negotiating to settle the matter in order to avoid the continued cost and uncertainty of litigation. However, in the event that final settlement is not accomplished and the Company is required to provide indemnification to Dresser, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following tables set forth information with respect to bid quotations for the Common Stock of the Company for the periods indicated as reported on the Nasdaq National Market. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$18.70	$10.50
Second Quarter	$20.55	$14.00
Third Quarter	$22.85	$17.50
Fourth Quarter	$24.50	$18.01
2003
First Quarter	$6.50	$5.26
Second Quarter	$6.69	$5.82
Third Quarter	$8.91	$6.55
Fourth Quarter	$11.10	$8.70

The number of beneficial holders of the Company’s Common Stock as of March 1, 2005 was approximately 1,700. The Company has not paid any cash dividends on its Common Stock to date, nor does the Company currently intend to pay regular cash dividends on the Common Stock.

Item 6.                        Selected Financial Data

The Selected Financial Data with respect to the Company and its subsidiaries are set forth on page 24 of this Annual Report.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 24 of this Annual Report.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of December 31, 2004, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $230,000.

Item 8.                        Financial Statements and Supplementary Data

Consolidated financial statements, schedules and supplementary data of the Company and its subsidiaries, listed under Item 15, are submitted as a separate section of this Annual Report, commencing on page F-2.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

The Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management, (“Management”) of California Coastal Communities, Inc. and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, Management has concluded that, as of December 31, 2004, the Company’s system of internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has audited Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report, appearing on the following page.

/s/ RAYMOND J. PACINI
Raymond J. Pacini
President and Chief Executive Officer
/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Coastal Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, that California Coastal Communities, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 7, 2005

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information appearing under the captions “Election of Directors” and “Executive Officers of the Company” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is for the limited purpose of providing the information necessary to comply with this Item 10, incorporated herein by this reference.

Item 11.                 Executive Compensation

Information appearing under the caption “Compensation of Directors and Executive Officers” of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is for the limited purpose of providing the information necessary to comply with this Item 11, incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information appearing under the captions “Voting Securities and Principal Holders Thereof”, “Election of Directors” and “Compensation of Directors and Executive Officers” of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, and is for the limited purpose of providing the information necessary to comply with this Item 12, incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions

Information appearing under the captions “Certain Transactions” and “Compensation of Directors and Executive Officers” of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, and is for the limited purpose of providing the information necessary to comply with this Item 13, incorporated herein by this reference.

Item 14.                 Principal Accounting Fees and Services

Information in answer to this Item appears in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is, for the limited purpose of providing the information necessary to comply with this Item 14. incorporated herein by this reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)  Consolidated Financial Statements:

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

(3)   Listing of Exhibits:

3.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
3.01(b)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.02

Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant’s Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.

4.01(a)	See Exhibit 3.01 (a).
4.01(b)	See Exhibit 3.01 (b).
4.02	See Exhibit 3.02.
10.01*	Amended and Restated 1993 Stock Option/Stock Issuance Plan.
10.02	Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10.
10.03	Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10.

10.04	Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment No. 3 on Form 8 to the Registrant’s Registration Statement on Form 10.
10.04A	Amendment to Retirement Plan of the Registrant dated December 8, 1993, incorporated by reference to Exhibit 10.07A to the Registrant’s Annual Report on Form 10-K for 1993.
10.04B	Amendment to Retirement Plan of the Registrant dated effective January 1, 2000, incorporated by reference to Exhibit 10.08B to Registrant’s Annual Report on Form 10-K for 1999.
10.04C	Amendment to Retirement Plan of the Registrant dated December 19, 2001, incorporated by reference to Exhibit 10.08C to Registrant’s Annual Report on Form 10-K for 2001.
10.04D	Amendment to Retirement Plan of the Registrant dated December 30, 2002, incorporated by reference to Exhibit 10.04D to Registrant’s Annual Report on Form 10-K for 2002.
10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for 1999.
10.06

Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of May 1, 1998, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.06A

Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to Exhibit 10.11A to Registrant’s Annual Report on Form 10-K for 1999.

10.06B

Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.06C

Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 17, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.06D*	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 14, 2005.
10.07

Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.07A

Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to Exhibit 10.12A to Registrant’s Annual Report on Form 10-K for 1999.

10.07B

Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.07C

Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 17, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.07D*	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 14, 2005.
10.08*	Audit Committee Policy for Pre-Approval of Auditor Services of the Registrant.
21.01*	Subsidiaries of the Registrant.
31.1*	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2*	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1*	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.**
32.2*	Section 906 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.**

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

Date: March 15, 2005	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ GEOFFREY W. ARENS	Director	March 15, 2005
(Geoffrey W. Arens)
/s/ PHILLIP R. BURNAMAN II	Director	March 15, 2005
(Phillip R. Burnaman II)
/s/ RAYMOND J. PACINI	President, Chief Executive Officer and Director	March 15, 2005
(Raymond J. Pacini)
/s/ THOMAS W. SABIN, JR.	Director and Chairman of the Board	March 15, 2005
(Thomas W. Sabin, Jr.)
/s/ SANDRA G. SCIUTTO	Senior Vice President and	March 15, 2005
(Sandra G. Sciutto)	Chief Financial Officer

Item 6.                        Selected Financial Data

Set forth below is selected financial data of the Company and its consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management’s Discussion and Analysis.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in millions, except per share amounts)
Balance Sheet Data at period end:
Unrestricted cash, cash equivalents and short-term investments	$9.0	$14.7	$9.2	$16.2	$6.9
Total assets	250.8	198.1	187.6	180.2	178.7
Project debt	22.6	10.4	9.8	3.1	9.0
Total stockholders’ equity	$178.9	$164.6	$159.9	$159.0	$142.6
Shares outstanding at end of period	10.1	10.1	10.1	10.1	10.1
Book value per common share—basic	$17.71	$16.30	$15.83	$15.74	$14.12
Book value per common share—diluted(a)	$17.22	$15.71	$15.56	$15.74	$14.12
Statement of Operations Data:
Revenues	$76.0	$55.8	$32.8	$39.0	$23.0
Net income(b)	4.8	2.9	1.7	11.1	5.6
Per common share—basic:
Earnings	$.48	$.29	$.17	$1.10	$.55
Per common share—diluted:
Earnings	$.44	$.27	$.16	$1.10	$.55
Weighted-average shares outstanding—basic(c)	10.1	10.1	10.1	10.1	10.1
Weighted-average shares outstanding—diluted(c)	10.8	10.8	10.8	10.1	10.1

(a)           Book value per common share—diluted in 2002, 2003 and 2004 reflects cash proceeds to be realized upon the exercise of options to purchase common stock and the related tax benefits.

(b)          In addition to homebuilding operations, net income for the year ended December 31, 2001 reflects other income from receipt of securities as demutualization proceeds from an insurance company in which the Company was a policy holder, and the settlement or resolution of certain tax and other liabilities.

(c)           The increase in weighted-average shares outstanding at December 31, 2002 reflects outstanding options with an exercise price below the average market price of the Company’s common stock.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the following Consolidated Financial Statements and Notes thereto which commence on page F-2.

Overview

The Company is a residential land development and homebuilding company with properties located primarily in southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During 2005, the Company will focus its immediate efforts to (i) obtain a Coastal Development Permit (“CDP”) from the California Coastal Commission (“Coastal Commission”) to build 349 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii) continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

The Company currently has on-going southern California projects in Riverside County near the cities of North Corona and Riverside, in the city of Chino in San Bernardino County, in the city of Lancaster in northern Los Angeles County, and in the Rancho Santa Fe area in San Diego County. These homebuilding projects are expected to generate cash flows and gross operating margins through 2007. However, the Company’s inventory of entitled land available for homebuilding projects is still limited. Given this limited inventory of buildable lots, the Company is continuing to pursue residential lot acquisition opportunities throughout Southern California. Due to delays in approvals for homebuilding at Bolsa Chica, continuation of homebuilding operations beyond 2007 is dependent upon acquisition of suitable, entitled residential lots within the southern California area or Coastal Commission approval of the Company’s development plan for 349 homes on the Upper Mesa.

Bolsa Chica is the Company’s principal asset, representing 62% of total assets at December 31, 2004. It has required and continues to require significant investments for entitlement and land development activities.

The Company is currently pursuing approval of permits for development of 68 acres of its approximately 105-acre upper bench on the Bolsa Chica Mesa (“Upper Mesa”). During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on 77 acres of the Upper Mesa. The Company submitted a Coastal Development Permit (“CDP”) application for the planned community, known as “Brightwater”, to the Coastal Commission in November 2002. On October 13, 2004, the Coastal Commission held a public hearing on the Company’s CDP application. Following completion of the public hearing, the Company withdrew its CDP application in order to have additional time to work with Commissioners and their staff in an effort to develop changes to the project which would be acceptable to the Commission.

In January 2005, the Company filed a new application with the Coastal Commission for a CDP consisting of 347 homes (subsequently amended to add two additional lots for a total of 349 homes) to be built on 68 acres of the Upper Mesa. This new application reflects elimination of development in environmentally sensitive habitat areas and increased buffers between the habitat areas and the proposed development. The Company made these substantial changes to its proposed development plan in response to issues raised with respect to the prior CDP application at the Coastal Commission’s October 13, 2004 hearing. These modifications resulted in a nine-acre decrease in the proposed development area and a corresponding decrease of 30 homes in the plan. The Company expects that the Coastal Commission staff will issue their recommendation to the Coastal Commission in late March or early April 2005 and the Company currently expects that the Commission will hold a public hearing on the new CDP application in mid-April 2005. However, there can be no assurance that further delays will not be encountered.

As a result of the modifications made to the development plans for the Upper Mesa and submitted to the Coastal Commission, further approval will be required by the County of Orange. In addition, the Company expects that following any Coastal Commission approval of a development plan, there will be numerous specific conditions for planning items to be completed prior to the issuance of a CDP. The Company currently expects that a CDP could be issued by the end of 2005, subject to satisfying the permit conditions. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

The Brightwater planned community is currently expected to offer a broad mix of home choices averaging 2,740 square feet and ranging in size from 1,560 square feet to 4,000 square feet. The plan also includes 37 acres of open space and conservation area on the 105-acre Upper Mesa. With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB. The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. The Company has indicated that it will require Coastal Commission approval of the Brightwater development plan for the Upper Mesa prior to seeking shareholder approval and issuance of the CDP prior to closing the sale. Therefore, the Company has initiated discussions with the WCB to extend the outside closing date to December 31, 2005. However, there can be no assurances that the WCB agreement will be extended or that a sale transaction will ever be completed.

Given the facts and circumstances described above, the Company believes that the eventual development of the Upper Mesa and the pending sale of the Lower Bench will result in realization of an amount that is substantially in excess of the $156.4 million book value presently reflected in the Company’s consolidated financial statements. From time to time, the Company has received outside appraisals on an “as developed basis” which have supported the Company’s beliefs, although there can be no assurance that those beliefs will be validated .

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

There can be no assurance regarding the continued health of the southern California residential real estate market. In particular, (i) the state of the national economy and the level of employment growth, (ii) the State of California’s budget deficit, and (iii) the volatility in the stock market, collectively may exert recessionary pressures on the California economy and may have a negative impact on the southern California housing market.

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

Most of the Company’s active homebuilding projects are located in the “Inland Empire” area of southern California, which includes Riverside and San Bernardino counties. None of the Company’s projects experienced any direct impact from the southern California fires during late 2003 or from landslides in early 2005. The Inland Empire has experienced significant population and job growth in the past decade. While continued growth is expected, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to discontinue. The Company is continuing to pursue land development and lot acquisition opportunities throughout southern California.

Critical Accounting Policies

In the preparation of the Consolidated Financial Statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies that the Company believes are critical and require the use of complex judgment in their application. In particular, the Company’s critical accounting policies include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by its significant federal tax net operating losses, as discussed further in Note 2 to the Consolidated Financial Statements.

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

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development and its own market assumptions including those regarding home prices, infrastructure and home-building costs regarding both land held for future development and real estate held for current development or sale. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

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

Income Taxes

The Company accounts for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses (“NOLs”). A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of the Company’s historical federal tax NOLs, as discussed in Note 7 to the Consolidated Financial Statements, the application of the Company’s policy in evaluating the expected future benefit of NOLs is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. The Company applies its accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

Stock-Based Compensation

The Company uses a fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock options are valued based upon an option-pricing model and this fair value is recognized as an expense over the period in which the options vest. Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). As a result of the May 2001 repricing of outstanding stock options, the Company accounted for the options as variable awards and recorded non-cash stock-based compensation expense on a cumulative basis as the difference between the option exercise price and the quoted market price of the Company’s common stock. From May 2001 through the first quarter of 2003, non-cash compensation expense was reflected for stock price changes pursuant to variable accounting for repriced options.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change was retroactive to January 1, 2003, and compensation cost recognized for 2003 was the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation. The adoption of SFAS 123 may have a significant impact on the Company’s future consolidated results of operations, due to the elimination of the potential future effects of variable accounting for repriced stock options. During 2004, options for 20,000 shares were issued to a director and vesting was accelerated to make the options currently exercisable. Pursuant to SFAS 123, the Company recorded $271,000 of compensation expense, which is reflected in capital in excess of par value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in the third quarter of 2005. The Company is evaluating the impact application of SFAS No. 123R will have on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An amendment of APB 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will evaluate the effect, if any, in adopting SFAS 153.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included bank lines of credit, specific property financings, asset sales and available internal funds. The Company is utilizing internally generated cash to fund its Bolsa Chica land development project. The Company is utilizing internally generated cash, and project debt to fund construction of its homebuilding projects, and joint venture contributions to fund the Oxnard land development project. The Company’s current and pending homebuilding projects, which are primarily in the “Inland Empire” area of southern California (Riverside and San Bernardino counties) are currently expected to generate approximately $39.0 million of positive cash flows, after net investments in new projects to acquire 357 lots during the next 24 months, based on present economic conditions and market assumptions. The Company’s unrestricted cash and cash equivalents as of December 31, 2004 were approximately $9.0 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects, and the Oxnard and Bolsa Chica land development projects, along with general and administrative expenses, for the next 12 months.

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 20% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.

Summary information regarding the Company’s land option deposits is as follows as of December 31, 2004:

Total number of projects	5
Total number of lots	357
Total forfeited deposits if lots are not purchased (included in other assets)	$4.9
Total remaining purchase price	$41.8

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

Financial Condition

December 31, 2004 Compared With December 31, 2003

Cash flows from homebuilding operations for 2004 primarily reflect sales proceeds of $75.9 million from deliveries of 135 homes and cash flows from financing activities reflect net borrowing under project debt financing of $12.2 million. These sources of funds were used primarily for investments in real estate and construction costs of $79.7 million, including the acquisition of an aggregate of 265 lots. Lots acquired were throughout Southern California and include 104 in Lancaster, 83 in Corona, 43 near Riverside, 17 in Chino and 18 lots in the Rancho Santa Fe, California area. Other significant uses of cash include joint venture (minority interest) distributions for the Chino project of $7.6 million, approximately $2.8 million for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses paid of approximately $5.5 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $5.7 million decrease in cash and cash equivalents.

The $22.4 million increase in real estate held for current development or sale reflects the purchase of 265 lots described above and project construction, partially offset by reductions recorded upon sale of homes.

The $7.4 million increase in other assets primarily reflects deposits for purchases of entitled land in Southern California and net deferred tax assets, reflected as of December 31, 2003 as a net liability.

Accounts payable and accrued liabilities increased by $8.7 million, to a balance of $15.0 million as of December 31, 2004, primarily reflecting accruals of $6.3 million for estimated payments due to land sellers for participation in homebuilding profits from certain projects, an increased level of monthly accounts payable for project construction and an increased accrual for incentive bonuses related to the Company’s homebuilding operation.

The $3.6 million decrease in other liabilities primarily reflects the reversal of valuation reserves on pre-reorganization NOLs described below. The resulting net deferred tax balance is reflected as an asset as of December 31, 2004.

The $9.7 million increase in capital in excess of par value primarily reflects the reversal of $9.1 million of valuation reserves on pre-Reorganization federal NOLs utilized during 2004 and anticipated to be utilized in the future. Additional increases of approximately $300,000 for recognition of non-cash compensation expense for stock options and $300,000 for issuance of common stock pursuant to option exercises and the related state tax effect are also reflected.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that the status of each project often causes significant fluctuations in operating results from quarter-to-quarter and year-to-year.

2004 Compared with 2003

The Company reported revenues of $76.0 million and gross operating profit of $18.4 million for 2004, compared with $55.8 million in revenues and gross operating profit of $10.3 million for 2003. Revenues for 2004 reflect deliveries of 135 homes, including 65 at the Chino Reserve project, 32 at the Providence Ranch project and 38 homes at the Company’s Riverside (Jasper Ranch) project and a $100,000 land sale. The results for the prior year reflect deliveries of an aggregate of 154 homes at the Riverside, North Corona and Yucaipa projects. The homebuilding gross margin for 2004 of 24.1% is higher than the prior year’s homebuilding gross margin of 17.0% due to home price appreciation experienced over the past year and higher profitability of the Riverside (Jasper Ranch), Chino and North Corona homes delivered during 2004 as compared with the North Corona and Riverside (Harvest) homes delivered during 2003.

The $1.4 million increase in selling, general and administrative expenses to $5.8 million in 2004 compared with $4.4 million in 2003, primarily reflects an increase in accrued incentive compensation for the Company’s homebuilding business of $1.0 million, and $300,000 for non-cash compensation expense as a result of the issuance and vesting of stock options in 2004.

The $1.1 million of other expense, net for 2004 primarily reflects increases in litigation and environmental accruals, including a $500,000 accrual for the Dresser litigation settlement (see Note 6). The $1.1 million of other expense, net in 2003 includes accruals of approximately $700,000 for estimated environmental remediation costs for the 43-acre Bolsa Chica lowland remediation and $300,000 for contingent indemnity obligations related to asbestos claims (see Note 6), partially offset by income of approximately $400,000 from recovery of the value of water rights certificates, related to a completed project, which had been reserved.

The effective income tax rate for the year ended December 31, 2004 is 38%, as compared with an effective income tax rate of 43% during 2003. The decrease in the effective rate primarily reflects a tax benefit of $400,000 for the reversal of valuation allowances on post-Reorganization state NOLs. In addition, during each of 2004 and 2003, the Company recorded a tax benefit of approximately $100,000 in connection with the resolution of outstanding tax matters in two and eight states, respectively.

2003 Compared with 2002

The Company reported homebuilding revenues of $54.7 million and gross operating profit from homebuilding of approximately $9.3 million for 2003, compared with $32.8 million in revenues and gross operating profit of $4.5 million for 2002. This represents a $21.9 million or 67% increase in homebuilding revenues and a $4.8 million increase in gross operating profit from homebuilding. Revenues during 2003 reflect deliveries of 154 homes, including 65 homes at the Company’s Riverside projects, 86 homes at the North Corona projects and the final three homes at the Yucaipa project. Revenues during 2002 reflect deliveries of an aggregate of 117 homes at the Yucaipa and North Corona projects. The increase in the average price of homes sold from $280,000 in 2002 to $355,000 in 2003, and the improved gross margin from homebuilding from 13.7% for 2002 to 17.0% in 2003 reflect home price appreciation experienced from 2002 to 2003 and higher profitability of the Riverside project as compared with the Yucaipa project.

In addition, during 2003, the Company reported revenue from a non-residential land sale of $1.1 million, resulting in a gross operating profit of approximately $1.0 million, or approximately 90.9%, which when combined with the homebuilding gross margin, resulted in the overall gross margin of 18.5%.

The $200,000 increase in selling, general and administrative expenses to $4.4 million in 2003 as compared with $4.2 million in 2002, reflects an increase in accrued incentive compensation for the Company’s homebuilding business, largely offset by the absence in 2003 of approximately $778,000 of compensation expense recorded in 2002 pursuant to variable accounting for repriced options in accordance with APB 25.

The $400,000 decrease in income from unconsolidated joint ventures from approximately $900,000 for 2002 to approximately $500,000 for 2003 reflects reduced income from the Fairbanks Highlands project, due to the completion of home deliveries during the first quarter of 2002.

The $1.1 million of other expense, net for 2003 as compared with $100,000 of expense in 2002, primarily reflects additional accruals of approximately $700,000 for estimated environmental remediation costs, and $300,000 for contingent indemnity obligations related to asbestos claims in the 2003 period. Other expense also includes recurring pension and real estate holding period costs, which were largely offset by recovery of $400,000 of water rights certificates related to a completed project, the value of which had been charged to cost of sales in prior years. The increase in expense also reflects the absence in 2003 of $1.2 million in gains on sales of short-term investments, which were realized during the second quarter of 2002. These gains in the 2002 period were partially offset by increased non-recurring period costs related to land held for future development.

During 2003, the Company’s tax provision was partially offset by a tax benefit of approximately $100,000 in connection with the reduction in reserves for contingent tax liabilities recorded in conjunction with periodic reviews of the adequacy of such reserves. During 2002, the Company recorded an income tax benefit of $800,000. This benefit included a provision for income taxes of $600,000 which was more than offset by tax benefits equivalent to reductions of reserves for state tax liabilities of $1.4 million. The reductions in tax reserves in 2003 and 2002 were due to expiration of statutes of limitations or settlements in eight states, and one state, respectively, which reduced the Company’s exposure.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of December 31, 2004 (in millions):

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Project debt	$22.6	$22.6	—	—	—
Operating leases	.3	.1	.2	—	—
Total	$22.9	$22.7	.2	—	—

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

Forward Looking Statements

Certain of the foregoing information and the information following this Item 7 contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, that relate to future events or the Company’s future financial performance. In addition, other statements the Company may make from time to time, such as press releases, oral statements made by Company officials and other reports the Company files with the Securities and Exchange Commission, may also contain such forward-looking statements. Undue reliance should not be placed on these statements, which involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”,

“anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

These forward-looking statements include, but are not limited to, (1) statements about the Company’s strategies, plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new home communities (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to realize the value of its net operating loss carry forwards; (5) the completion of the pending $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of California’s Wildlife Conservation Board; (6) the Company’s ability to continue relationships with current or future partners; (7) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (8) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (9) the condition and adequacy of the Company’s properties; (10) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (11) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (12) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (13) the future condition of the real estate market in Southern California; (14) the ability to react to increases or decreases in demand for housing and to rapidly take advantage of local market opportunities as they arise; (15) local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing and stock market, home and land valuations; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) home building litigation and warranty claims; (19) shortages and the cost of labor; (20) adverse weather and natural disaster related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) accounting changes including the expected impact of new accounting pronouncements; (24) the effectiveness and adequacy of the Company’s disclosure and internal controls; (25) the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States; (26) other factors over which the Company has little or no control; and (27) other statements contained in this Form 10-K that are not historical facts.

The Company assumes no, and hereby disclaims any, obligation to update any of the foregoing or any other forward-looking statements. The Company nonetheless reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference in this Form 10-K or the 2004 Annual Report to Stockholders. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of California Coastal Communities, Inc.:

We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, in 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.”

As discussed in Note 2, the Company carries its land held for future development at cost, with write-downs to fair value in the event that costs cannot be recovered from estimated undiscounted future cash flows. The value and future cash flow estimation process is inherently uncertain and relies to a considerable extent on future events and market conditions. As discussed in Note 3, the development of the Company’s Bolsa Chica project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates as well as the project’s carrying value.

Deloitte & Touche LLP

Costa Mesa, California

March 7, 2005

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(in millions)
ASSETS
Cash and cash equivalents	$9.0	$14.7
Restricted cash	1.1	—
Real estate held for current development or sale	49.9	27.5
Consolidated real estate to be held for current development—not owned	24.7	—
Land held for future development	156.4	153.6
Other assets	9.7	2.3
	$250.8	$198.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$15.0	$6.3
Project debt	22.6	10.4
Consolidated obligations related to real estate—not owned	24.7	—
Other liabilities	9.3	12.9
Total liabilities	71.6	29.6
Minority interest	.3	3.9
Commitments and contingencies
Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,130,212 and 10,075,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	152.8	143.1
Retained earnings	28.2	23.4
Accumulated other comprehensive loss	(2.6)	(2.4)
Total stockholders’ equity	178.9	164.6
	$250.8	$198.1

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2004	2003	2002
	(in millions except per share amounts)
Revenues:
Homebuilding	$75.9	$54.7	$32.8
Non-residential land	.1	1.1	—
	76.0	55.8	32.8
Cost of sales:
Homebuilding	57.6	45.4	28.3
Non-residential land	—	.1	—
	57.6	45.5	28.3
Gross operating profit	18.4	10.3	4.5
Selling, general and administrative expenses	5.8	4.4	4.2
Interest expense	.2	.2	.2
Income from unconsolidated joint ventures	(.4)	(.5)	(.9)
Other expense, net	1.1	1.1	.1
Income before income taxes	11.7	5.1	.9
Provision (benefit) for income taxes	4.5	2.2	(.8)
Minority interest in income of consolidated joint venture	2.4	—	—
Net income	$4.8	$2.9	$1.7
Other comprehensive loss, net of income taxes:
Realized gain on short-term investments	—	—	(1.3)
Minimum pension liability adjustment	(.2)	—	(1.0)
	—	—	(2.3)
Comprehensive income (loss)	$4.6	$2.9	$(.6)
Net earnings per common share—basic	$.48	$.29	$.17
Net earnings per common share—diluted	$.44	$.27	$.16
Common equivalent shares:
Basic	10.1	10.1	10.1
Diluted	10.8	10.8	10.8

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Cash flows from operating activities:
Net income	$4.8	$2.9	$1.7
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Non-cash interest expense	.2	.2	.2
Non-cash compensation expense	.3	—	.8
Minority interest in income of consolidated joint venture	2.4	—	—
Gains on sales of short-term investments	—	—	(1.2)
Gains on sales of real estate held for current development or sale	(18.4)	(10.2)	(4.5)
Proceeds from real estate sales, net	75.7	55.7	32.4
Investments in real estate held for current development or sale	(79.7)	(48.0)	(38.9)
Changes in assets and liabilities:
Investment in land held for future development	(2.8)	(1.7)	(4.8)
Increase in other assets	(.2)	(.8)	(.1)
Increase (decrease) in accounts payable, accrued and other liabilities	8.3	2.8	(.7)
Cash provided by (used in) operating activities	(9.4)	.9	(15.1)
Cash flows from investing activities:
Proceeds from sales of short-term investments	—	—	7.4
Cash provided by investing activities	—	—	7.4
Cash flows from financing activities:
Borrowings of project debt	49.3	23.6	15.7
Repayments of project debt	(37.1)	(23.0)	(9.0)
Proceeds from exercise of warrants and stock options	.2	.1	—
Increase in restricted cash	(1.1)	—	—
Release of restricted cash	—	—	1.5
Minority interest contributions (distributions)	(7.6)	3.9	—
Cash provided by financing activities	3.7	4.6	8.2
Net increase (decrease) in cash and cash equivalents	(5.7)	5.5	.5
Cash and cash equivalents—beginning of year	14.7	9.2	8.7
Cash and cash equivalents—end of year	$9.0	$14.7	$9.2
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$(.5)	$(.7)	$(.9)
Supplemental disclosures of non-cash investing and financing activities:
Reclassification adjustment for realized gains included in net income	—	—	(1.3)
Minimum pension liability adjustment recorded as other comprehensive loss, net of income tax benefit of $0, $0 and $.2 million, respectively	(.2)	—	(1.0)

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Income (Loss)	Total
	(in millions)
Balance at January 1, 2002	$.5	$139.8	$18.8	$(.1)	$159.0
Net income	—	—	1.7	—	1.7
Other comprehensive loss, net of income taxes	—	—	—	(2.3)	(2.3)
Non-cash compensation expense—stock options	—	.8	—	—	.8
Utilization of pre-reorganization net operating losses	—	.7	—	—	.7
Balance at December 31, 2002	.5	141.3	20.5	(2.4)	159.9
Net income	—	—	2.9	—	2.9
Exercise of warrants	—	.1	—	—	.1
Utilization of pre-reorganization net operating losses	—	1.7	—	—	1.7
Balance at December 31, 2003	.5	143.1	23.4	(2.4)	164.6
Net income	—	—	4.8	—	4.8
Other comprehensive loss, net of income taxes	—	—	—	(.2)	(.2)
Non-cash compensation expense—stock options	—	.3	—	—	.3
Exercise of stock options and related state taxes	—	.3	—	—	.3
Utilization of pre-reorganization net operating losses	—	9.1	—	—	9.1
Balance at December 31, 2004	$.5	$152.8	$28.2	$(2.6)	$178.9

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

California Coastal Communities, Inc. including its consolidated subsidiaries (the “Company”) was formerly known as Koll Real Estate Group, Inc. (October 1993—April 1998), The Bolsa Chica Company (July 1992—September 1993), Henley Properties Inc. (December 1989—July 1992) and The Henley Group, Inc. (December 1988—December 1989). The principal activities of the Company currently include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes; sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

On December 31, 1989, The Henley Group, Inc. separated its business into two public companies through a distribution to its common stockholders of all of the common stock of a newly formed Delaware corporation to which The Henley Group, Inc. had contributed its non-real estate development operations, certain assets and related and unrelated liabilities. The new company was named The Henley Group, Inc. (“Henley Group”) immediately following the distribution. The remaining company was renamed Henley Properties Inc. (“Henley Properties”) and consisted of the real estate development business and assets of Henley Group, including its principal subsidiary Signal Landmark.

On July 16, 1992, a subsidiary of Henley Properties merged with and into Henley Group (the “Merger”) and Henley Group became a wholly owned subsidiary of Henley Properties. In the Merger, Henley Properties, through its Henley Group subsidiary, received net assets having a book value as of July 16, 1992 of approximately $45.3 million. In connection with the Merger, Henley Properties was renamed The Bolsa Chica Company.

On September 30, 1993, a subsidiary of The Bolsa Chica Company acquired the domestic real estate development business and related assets of The Koll Company. In connection with this acquisition, The Bolsa Chica Company was renamed Koll Real Estate Group, Inc.

On September 2, 1997, the Company completed a recapitalization (“Recapitalization”). The Recapitalization, which was effective pursuant to a prepackaged plan of reorganization that was confirmed by the U.S. Bankruptcy Court, resulted in the exchange of all the then existing Debentures, Series A Preferred Stock and Class A Common Stock into new Common Stock. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code in July 1997. Upon the Recapitalization, the Company adopted the provisions of Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”). Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization and, as such, the Company has recorded the effects of the Recapitalization and Fresh-Start Reporting as of the effective date.

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

Note 2—Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company’s restricted cash of $1.1 million as of December 31, 2004 represents cash held as security for a standby letter of credit and a bond for a homebuilding project under development.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of real estate properties was adjusted to fair value (see Note 1). Following the California Coastal Commission’s November 2000 approval of suggested modifications to the Bolsa Chica Local Coastal Program, which would limit development to only the upper bench of the Company’s 208-acre mesa property (“Bolsa Chica Mesa”) (see Note 3), the Company evaluated this asset’s carrying value. The Company has updated its analysis at each year-end since December 31, 2000. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa (the “Upper Mesa”) and the Company’s pending sale of its 103-acre Lower Bench at Bolsa Chica exceed its carrying value, there has been no impairment.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development and its own market assumptions including those regarding home prices, infrastructure and home-building costs regarding both land held for future development and real estate held for current development or sale. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

Change in Accounting Principle—Consolidation of Variable Interest Entities

In January 2003, the FASB issued Financial Interpretation FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” (“FIN 46”) A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIEs created after January 31, 2003. Pursuant to the FASB’s revision to FIN 46 (“FIN 46-R”), issued in December 2003, the Company was required to apply the provisions of FIN 46 to any interest held in a VIE or potential VIE beginning the quarter ended March 31, 2004 for VIEs created before February 1, 2003. In accordance with FIN 46-R, the Company implemented FIN 46-R as of March 31, 2004.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, a VIE may be created under condition (ii)(b) and (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, the VIE will be consolidated on the Company’s balance sheet. The fair value of the VIE’s real estate will be reported as consolidated real estate to be held for current development—not owned and the related theoretical liability will be reported as consolidated obligations related to real estate—not owned.

The Company’s exposure to loss as the result of a purchase contract with a VIE is limited to the amount of the non-refundable option deposit, which is typically 10% or less of the purchase price, not total assets on the balance sheet of the VIE. Therefore, the Company believes that consolidating the VIE does not reflect the economic realities or risks of owning and developing land. The Company has no material third party guarantees related to these contracts. Creditors of these VIEs, if any, have no recourse against the Company.

During November 2004, the Company entered into an agreement to purchase land from a third party entity deemed to be a VIE, with the Company as the primary beneficiary of the entity. Because the Company does not have access to the financial information of the VIE, the fair value of the optioned property less the cash deposit and consolidated obligations related to consolidated real estate - not owned of $24.7 million is reflected on the Company’s balance sheet as of December 31, 2004. Not all of the Company’s deposits are with VIEs. See Note 9—Real Estate Matters.

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

Earnings Per Common Share

The weighted-average number of common shares outstanding was 10.1 million for each of the years ended December 31, 2004, 2003 and 2002. Earnings per share, assuming dilution, is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2004, 2003 and 2002, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, the dilutive effect of the weighted average number of common shares from potential exercise of .7 million options is reflected in the 10.8 million weighted-average common shares assuming dilution, in the related consolidated statements of operations for 2004, 2003 and 2002. For the year ended December 31, 2003, the average market price of the Company’s common stock exceeded the exercise price of the 48,000 outstanding warrants, which were exercised or expired in December 2003. For the year ended December 31, 2002, the average market price of the Company’s common stock did not exceed the exercise price of outstanding warrants. Therefore, the dilutive effect of outstanding warrants is reflected in the weighted-average common shares assuming dilution for 2003, but not for 2002.

Stock-Based Compensation

The Company uses a fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock options are valued based upon an option-pricing model and the fair value is recognized as an expense over the period in which the options vest. During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123. For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change was retroactive to January 1, 2003 and compensation cost recognized during 2003 is zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated.

Until the second quarter of 2003, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its plan. Accordingly, no compensation expense was recognized through 2002 for its stock-based compensation plans other than for variable accounting for repriced stock options as described above.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) items under SFAS No. 130, “Reporting Comprehensive Income”, are transactions recorded in stockholders’ equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive income (loss) are disclosed in the consolidated statements of operations net of tax.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25. “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in the third quarter of 2005. The Company is evaluating the impact application of SFAS No. 123R will have on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An amendment of APB 29, Accounting for Nonmonetary Transactions”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will evaluate the effect, if any, of adopting SFAS 153.

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

The Company is currently pursuing approval of permits for development of 68 acres of its approximately 105-acre upper bench on the Bolsa Chica Mesa (“Upper Mesa”). During 2002, the County of Orange approved the Company’s site plan and tentative tract map for development of 379 single-family homes on 77 acres of the Upper Mesa. The Company submitted a Coastal Development Permit (“CDP”) application for the planned community, known as “Brightwater”, to the Coastal Commission in November 2002. On October 13, 2004, the Coastal Commission held a public hearing on the Company’s CDP application. Following completion of the public hearing, the Company withdrew its CDP application in order to have additional time to work with Commissioners and their staff in an effort to develop changes to the project which would be acceptable to the Commission.

In January 2005, the Company filed a new application with the Coastal Commission for a CDP consisting of 347 homes (subsequently amended to add two additional lots for a total of 349 homes) to be built on 68 acres of the Upper Mesa. This new application reflects elimination of development in environmentally sensitive habitat areas and increased buffers between the habitat areas and the proposed development. The Company made these substantial changes to its proposed development plan in response to issues raised with respect to the prior CDP application at the Coastal Commission’s October 13, 2004 hearing. These modifications resulted in a nine-acre decrease in the proposed development area and a corresponding decrease of 30 homes in the plan. The Company expects that the Coastal Commission staff will issue their recommendation to the Coastal Commission in late March or early April 2005 and the Company currently expects that the Commission will hold a public hearing on the new CDP application in mid-April 2005. However, there can be no assurance that further delays will not be encountered.

As a result of the modifications made to the development plans for the Upper Mesa and submitted to the Coastal Commission, further approval will be required by the County of Orange. In addition, the Company expects that following any Coastal Commission approval of a development plan, there will be numerous specific conditions for planning items to be completed prior to the issuance of a CDP. The Company currently expects that a CDP could be issued by the end of 2005, subject to satisfying the permit conditions. Ultimately, the Company does not believe that the Coastal Commission process will permanently prevent it from developing a planned community at Bolsa Chica; however, there can be no assurance in that regard, or as to (i) when development could commence, (ii) the number of acres or homes the Company will be permitted to develop, or (iii) the absence of further litigation or administrative delay.

The Brightwater planned community is currently expected to offer a broad mix of home choices, averaging 2,740 square feet and ranging in size from 1,560 square feet to 4,000 square feet. The plan also includes 37 acres of open space and conservation area on the 105-acre Upper Mesa. With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB. The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002. The Company has indicated that it will require Coastal Commission approval of the Brightwater development plan for the Upper Mesa prior to seeking shareholder approval and issuance of the CDP prior to closing the sale. Therefore, the Company has initiated discussions with the WCB to extend the outside closing date to December 31, 2005. However, there can be no assurances that the WCB agreement will be extended or that a sale transaction will ever be completed.

Upon completion of the Company’s Recapitalization as discussed in Note 1, the Company applied the accounting principles required by Fresh-Start Reporting and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value as of September 2, 1997. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. The Company has updated its analysis at each year-end since 1997, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2—Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the proposed Upper Mesa development plan for 349 single-family homes and the pending sale of the Lower Bench to WCB are expected to exceed its December 31, 2004 carrying value, the Company believes there has been no impairment.

The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Upper Mesa project is dependent upon various governmental approvals and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Note 4—Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures are 50% or less owned, not substantially controlled by the Company, and accordingly, are accounted for using the equity method and are not consolidated with the Company’s consolidated financial statements. Investments are included in the Company’s balance sheet in other assets. Condensed combined financial information regarding the Company’s investments in: (i) the 93-home Fairbanks Highlands joint venture (San Diego, California), (ii) a residential loan production partnership with a major commercial bank and (iii) the Oxnard land development joint venture (described below) are summarized as follows (in millions, except home closings):

	2004	2003	2002
Balance Sheet Data:
Total assets	$5.4	$3.6
Total liabilities	(1.5)	(.9)
Venturers’ capital	$3.9	$2.7
Statement of Operations Data:
Revenues	$1.4	$1.6	$6.4
Expenses	(.7)	(.4)	(4.1)
Net income	$.7	$1.2	$2.3
Home closings	—	—	4

During 2004, 2003 and 2002, the Company received $.1 million, $.1 million and $1.4 million, respectively, in aggregate cash distributions from the Fairbanks Highlands joint venture and $.4 million, $.3 million and $.2 million in 2004, 2003 and 2002, respectively, from the residential loan production partnership.

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 880 single-family detached lots and approximately 375 attached family residential units; however, these numbers are subject to change during the course of the entitlement process. Approximately 650 of the single family lots and 250 of the attached units would be developed on the 168 acres of optioned land expected to be purchased by the Company. The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The entitlement process is expected to be completed during the first quarter of 2006; however, delays could be encountered. During January 2005, the first six-month option extensions were exercised. The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc. (the

Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of December 31, 2004, the non-managing member had made an aggregate of approximately $2.6 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member. While the Company exerts a large degree of influence over the venture, the non-managing member does have various participating rights such as approval rights with regard to major business decisions. In addition, the Company is not the primary beneficiary of the entity, therefore, the venture is not consolidated.

Note 5—Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with a commercial bank. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes. The loans bear an interest rate of prime plus three-fourths percent (6.0% at December 31, 2004). During the year ended December 31, 2004, Hearthside Homes, Inc. entered into nine new loan facilities aggregating $76.0 million in conjunction with the acquisitions and development of a total of 265 single family residential lots. Two of these loans were repaid during 2004. The following amounts were available and outstanding under these loan facilities as of December 31, 2004 and 2003 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	December 31,
	of Facility	of Lots	Date	2004	2003
Chino	$15.4	—	11/29/04	$—	$10.4
Riverside	2.3	13	5/10/05	2.3	—
Chino II	6.3	17	5/11/05	1.7	—
Rancho Santa Fe	5.2	8	5/19/05	1.6	—
Lancaster	10.7	104	5/23/05	4.0	—
Corona	21.1	83	5/24/05	11.4	—
Rancho Santa Fe	3.9	6	6/13/05	1.1	—
Chino	9.6	11	7/29/05	.5	—
				$22.6	$10.4

For the years ended December 31, 2004, 2003 and 2002, approximately $1.4 million, $.8 million and $.6 million, respectively, of interest incurred was capitalized to projects in the construction stage.

Note 6—Other Liabilities

Other liabilities were comprised of the following as of December 31 (in millions):

	2004	2003
Net deferred taxes and other tax liabilities	$—	$3.6
Accrued pensions and benefits	4.9	4.9
Home warranty reserves	1.6	1.2
Contingent indemnity and environmental obligations	3.5	4.1
Unamortized discount	(.7)	(.9)
	$9.3	$12.9

The decrease in net deferred taxes and other tax liabilities primarily reflects the reversal of reserves on federal NOLs of $9.1 million, which caused the deferred tax account to be a net asset as of December 31, 2004. See Note 7. Contingent indemnity and environmental obligations primarily reflect (i) reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and (ii) the contingent liability of a subsidiary of the Company for PCB contamination on its 43-acre Bolsa Chica lowlands property as further described below.

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

The Company denied Dresser’s allegations and vigorously defended itself in this case and related matters. The Company was not formed until September 1988 and, when it was spun-off from Wheelabrator in December 1988, the Company agreed to indemnify Wheelabrator for its potential liabilities under the January 1988 purchase agreement with Dresser, to the extent that any such liabilities are not covered by insurance. However, the Company and RESCO contended that under the terms of the January 1988 purchase agreement, any contractual duty to indemnify Dresser for any third-party asbestos claims expired in March 1991.

In September 2004, RESCO and the Company reached an agreement in principle with Dresser to settle this litigation subject to negotiation of a definitive settlement agreement. The Company is continuing to negotiate with Dresser, RESCO and RESCO’s insurer in an effort to finalize the settlement agreement. The Company’s share of the settlement is $1.33 million and is the amount of the Company’s litigation accrual as of December 31, 2004. The Company recorded an increase in the accrual of approximately $500,000 during 2004. The Company and RESCO are not admitting fault or liability with respect to Dresser’s claims, but are negotiating to settle the matter in order to avoid the continued cost and uncertainty of litigation. However, in the event that final settlement is not accomplished and the Company is required to provide indemnification to Dresser, defense costs and damage awards in asbestos cases can involve amounts that would have a material adverse effect on the Company’s business, operations and financial condition.

Lowland Remediation

In September 1997, the Company acquired 43 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. While the State is negotiating to acquire this property from the Company, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached. However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property. In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property. In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. During 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004. As of December 31, 2004, the subsidiary has accrued approximately $800,000 for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC. A Remedial Action Workplan (“RAW”) was approved by DTSC in December 2004.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,000 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties. Since receiving the original invoice, the Company’s subsidiary has received three similar invoices for an aggregate additional $78,000 including accrued interest. However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, the contamination did not emanate from the Company’s property and the 43-acre site should not be part of the same “site” as the residential properties. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s $871,000 of claims related to these residential properties.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent obligation for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below for the years ended December 31 (in millions):

	2004	2003
Balance at beginning of period	$1.2	$1.2
Provision	.6	.1
Payments	(.2)	(.1)
Balance at end of period	$1.6	$1.2

Note 7—Income Taxes

Upon completion of the 1997 Recapitalization, the Company experienced an “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) as a result of the increase in the percentage of the Company’s stock by value held by certain persons (including creditors who exchanged debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company’s annual use of its net operating losses (“NOLs”) is generally limited to the value of the Company’s equity immediately before the ownership change multiplied by the long-term tax-exempt rate. However, Section 382(l)(5) of the Code, the “bankruptcy exception,” provides that if the ownership change occurs through a bankruptcy, such as the Company’s Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and “qualifying creditors” before the ownership change own at least 50% of the Company’s stock after the ownership change, the general limitations of Section 382 will not apply. “Qualifying creditors” generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company’s business.

The Company believes that it qualifies for the “bankruptcy exception” of Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancelation of indebtedness income realized. Accordingly, the Company’s NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company’s NOL carryovers are fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The federal NOLs available as of December 31, 2004 are approximately $164 million, including pre-Reorganization NOLs of approximately $151 million, after reflecting activity subsequent to September 2, 1997 and the 1998 settlement with the Internal Revenue Service (“IRS”) discussed below. The amount of NOLs which expire if not utilized is zero, $10 million, $8 million, $19 million, $11 million and $116 million for 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

The Company remains subject to the general rules regarding a change of ownership under Section 382 of the Code, which limit the availability of NOLs if an ownership change (defined as more than a 50% change in ownership) occurs within any three-year period. If the Company was to experience another ownership change, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, as of February 25, 2005, it has experienced a three-year cumulative ownership shift of approximately 40%, as computed in accordance with Section 382.

In response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation on October 14, 1999 in order to preserve the ability of the Company to utilize its tax loss carryforwards. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of 50% or more, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company’s Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company’s common stock and authorizes such transactions which are not expected to jeopardize the Company’s ability to use its NOLs. During August 2004, the Company announced that it would not approve further purchases in the foreseeable future. However, since the calculation of the cumulative ownership shift is based on a rolling three years, the Company’s Board of Directors will re-evaluate such requests in the future.

The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2004	2003
Deferred tax assets:
Accruals/reserves not deductible until paid	$7.0	$4.5
Net operating loss and alternative minimum tax credit carryforwards	57.9	62.4
State income tax provisions deductible when paid for federal tax purposes	1.1	1.2
Valuation allowance	(43.3)	(52.6)
	22.7	15.5
Deferred tax liabilities:
Land held for future development (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	19.0	19.0
Net deferred tax assets (liabilities)	$3.7	$(3.5)

The net deferred tax balance at December 31, 2004 is primarily composed of federal NOL and is included in other assets. The deferred tax balance at December 31, 2003 is primarily comprised of state net deferred tax liabilities and is included in other liabilities. The Company has established a valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties that preclude it from determining that it is “more likely than not” that the Company will be able to generate sufficient taxable income to realize such assets. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. Recognition of tax benefits from future potential reductions in valuation allowances attributable to any utilization of pre-Reorganization NOLs are excluded from results of operations and credited to capital in excess of par value. The portion of the valuation allowance allocated to federal pre-Reorganization NOLs is approximately $38.1 million as of December 31, 2004.

The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2004	2003	2002
Current taxes	$1.5	$.5	$.6
Deferred taxes	3.1	1.8	—
Reduction in contingent tax liabilities	(.1)	(.1)	(1.4)
	$4.5	$2.2	$(.8)

The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2004	2003	2002
Provision for income taxes at statutory rate	$4.1	$1.8	$.3
State income taxes, net	.4	.4	.5
Change in federal tax law	—	—	(.3)
Reduction in contingent tax liabilities	(.1)	(.1)	(1.4)
All other items, net	.1	.1	.1
	$4.5	$2.2	$(.8)

The tax provision for the year ended December 31, 2004 reflects a $400,000 benefit for a reduction in valuation allowance on post-Reorganization state NOLs. During the years ended 2004, 2003 and 2002, reductions in valuation allowance on federal pre-Reorganization NOLs, of $9.1 million, $1.7 million and $.7 million, respectively, were recorded, as the Company determined that the utilization of these NOLs is “more likely than not” based on forecasted earnings. Pursuant to Fresh-Start Reporting, the reductions in valuation allowance related to pre-Reorganization NOLs were reflected by increasing the Company’s capital in excess of par value.

Tax Compliance Matters

In 1998, the Company and the IRS settled a significant dispute with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. All of the state jurisdictions in which the Company filed amended returns for these years have accepted such returns, thereby eliminating the Company’s exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income tax exposure related to the 1998 IRS tax settlement, the Company reduced its reserves by approximately $100,000, $100,000 and $1.4 million in 2004, 2003 and 2002, respectively. Each reduction in contingent tax liabilities is reflected as a benefit in the income tax provision.

Note 8—Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing and selling homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), net of distributions and as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. During the year ended December 31, 2004, capital distributions of approximately $7.6 million were made to the non-managing member, repaying all of its initial capital contribution, plus all $600,000 of accumulated preferred return and $3.1 million in profit distributions, in conjunction with the delivery of the first 65 homes. During the year ended December 31, 2004, the Company recorded minority interest in income of consolidated joint venture of $2.4 million, net of income tax benefit of $1.6 million.

Note 9—Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 20% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. Summary information regarding the Company’s land option deposits is as follows as of December 31, 2004:

Total number of projects	5
Total number of lots	357
Total forfeited deposits if lots are not purchased (included in other assets)	$4.9
Total remaining purchase price	$41.8

The Company had outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at December 31, 2004. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings

See Note 6 for a discussion of pending litigation filed against the Company by Dresser.

There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

See Notes 3 and 6 for a discussion of other contingencies.

Lease Obligations

For the years ended December 31, 2004, 2003 and 2002, the Company incurred rents for corporate facilities of approximately $166,000, $131,000 and $131,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2005 and 2006 are approximately $162,000 and $168,000, respectively. Thereafter such amounts are zero.

Corporate Indemnification Matters

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its consolidated balance sheet reflects adequate reserves for these matters.

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

The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	.4	.3	.3
Expected return on assets	(.3)	(.2)	(.3)
Net amortization and deferral	.1	.1	.1
Net periodic pension expense	$.2	$.2	$.1

The development of the projected benefit obligation for the plan at December 31, 2004 and 2003 is based on the following assumptions: a discount rate of 5.5% and 6% for 2004 and 2003, respectively, and an expected long-term rate of return on assets of 8% and 7% for 2004 and 2003, respectively. Assets of the plan are invested primarily in stocks, bonds, short-term securities and cash equivalents as shown below.

Plan asset information:

	Target Allocation 2005	Allocation 2004	Allocation 2003
Equity securities	80%	84%	93%
Debt securities	20%	16%	6%
Cash	0%	0%	0%

The funded status and accrued pension cost at December 31, 2004 and 2003 for the defined benefit retirement plan were as follows (in millions):

	2004	2003
Benefit obligation:
Benefit obligation at beginning of year	$6.4	$5.7
Service cost	—	—
Interest cost	.4	.3
Actuarial loss	.5	.9
Change in assumptions	—	—
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	—
Benefit obligation at end of year	$6.7	$6.4
Plan assets:
Fair value of plan assets at end of prior year	$4.4	$3.9
Net return on plan assets	.5	1.0
Assets contributed to plan	.2	—
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	—
Fair value of plan assets at end of year	$4.5	$4.4
Funded status	$(2.2)	$(2.0)
Unrecognized net actuarial loss	2.9	2.6
Prepaid benefit cost	.7	.6
Additional minimum liability charged to other comprehensive loss	(2.9)	(2.6)
Accrued benefit liability	$(2.2)	$(2.0)

The $2.6 million and $2.4 million balance of accumulated other comprehensive loss as of December 31, 2004 and 2003, respectively, reflects the additional minimum liability of $2.9 million and $2.6 million, respectively, net of a minimal tax effect due to offset from the Company’s federal tax NOLs. The amount of the accrued benefit liability is reflected in other liabilities.

Note 11—Capital Stock

Common Stock

During October 1999, pursuant to an unsolicited written consent from a majority of the Company’s stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, (“Excess Stock”) to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company’s Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company’s ability to use its $164 million of NOLs (see Note 7). While these amendments reduced the Company’s risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. The Company’s Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company’s common stock and authorizes such transactions which are not expected to jeopardize the Company’s ability to use its NOLs. During August 2004, the Company announced that it would not approve further purchases in the foreseeable future. However, since the calculation of the cumulative ownership shift is based on a rolling three years, the Company’s Board of Directors will re-evaluate such requests in the future.

At the May 2000 Annual Meeting, the Company’s shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares. At the May 2004 Annual Meeting, the Company’s shareholders approved an increase in authorized shares of both Common and Excess Stock from 11,000,000 shares to 13,500,000 shares.

Warrants

During December 2003, the Company issued 18,000 common shares upon the exercise of a warrant previously received by a consultant in partial compensation for its services in 1999. The warrant was issued with its exercise price at a then current market price of $7.00 per share, and vested after one year. The Company received $126,000 in cash in connection with the exercise of this warrant. As of December 31, 2004 and 2003, there are no warrants outstanding.

Note 12—Stock Plans

1993 Stock Option/Stock Issuance Plan

The 1993 Stock Option/Stock Issuance Plan (“1993 Plan”) was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board of Directors (the “Board”). On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Board authorized the grant of stock options for 759,984 shares, equivalent at that time to 6% of the Company’s fully diluted equity, for certain directors and officers. At the May 2004 stockholder meeting, the stockholders of the Company authorized an additional 150,000 stock options for the 1993 Plan.

In 1998, options for 569,988 shares were terminated in connection with the Company’s sale of its commercial development business and new options for 295,000 shares were granted. During 1999, options aggregating 270,000 shares were issued to certain officers and directors of the Company and its subsidiaries. These options have a term of 10 years and vested 50% after one year and the remaining 50% after two years. During 2004, options for 20,000 shares were issued to a Director at an exercise price of $10.90 and vesting was accelerated to make the options currently exercisable. Pursuant to SFAS 123, the Company recorded $271,000 of compensation expense, which is reflected in capital in excess of par value.

A summary of the status of the Company’s stock option plan as of December 31, 2003 and for the year ended December 31, 2004 follows (there was no activity in the plan from January 1, 2002 to December 31, 2003):

Options Outstanding	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life
Options fully vested and exercisable at December 31, 2003	754,996	$4.50
Options granted and vested	20,000	$10.90
Options exercised	(55,000)	$4.50
Options fully vested and exercisable at December 31, 2004	719,996	$4.87	3.5 years
Options available for future grants at December 31, 2004	134,988

As of December 31, 2004, there were 699,996 options outstanding with a weighted-average exercise price of $4.50 and a weighted-average remaining life of 3.6 years and 20,000 options outstanding with a weighted-average exercise price of $10.90 and a weighted-average remaining life of six and a half months. In February 2005, options for 20,000 shares at $10.90 per share and options for 10,000 shares at $4.50 per share were exercised.

In May 2001, all outstanding options to purchase an aggregate of 754,996 shares of the Company’s common stock were re-priced to $4.50 per share, which represented a premium of approximately 11.1% above the average closing price over the previous 30 trading days. The options, which were granted to certain directors and officers, carried previous exercise prices of $9.25 per share on 484,996 options granted in 1997 and 1998, and $7.00 per share on 270,000 options granted in 1999. In accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, the modification of the options required that they be accounted for as variable awards, which measures compensation expense as the difference between the option price and the quoted market price of the Company shares. Based on the market price of $5.53 per share at December 31, 2002, compensation expense of $778,000 was recorded during 2002.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123. For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS 148. Under this method, the change is retroactive to January 1, 2003 and compensation cost recognized during 2003 is zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation.

Until the second quarter of 2003, the Company applied APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense was recognized through 2002 for its stock-based compensation plans other than for variable accounting for repriced stock options as described above.

Note 13—Unaudited Quarterly Financial Information

The following is a summary of quarterly financial information for 2004 and 2003 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2004
Revenues(a)	$5.6	$3.2	$28.4	$38.8	$76.0
Cost of sales	4.3	2.1	22.4	28.8	57.6
Gross operating profit	1.3	1.1	6.0	10.0	18.4
Net income	.3	.2	1.3	3.0	4.8
Other comprehensive loss(b)	—	—	—	(.2)	(.2)
Earnings per common share—diluted	$.03	$.02	$.12	$.28	$.44
Weighted-average common shares outstanding:
Basic	10.1	10.1	10.1	10.1	10.1
Diluted	10.8	10.8	10.9	10.9	10.8

	First	Second	Third	Fourth	Full Year
2003
Revenues(a)	$3.9	$9.2	$8.4	$34.3	$55.8
Cost of sales	3.3	7.6	6.8	27.8	45.5
Gross operating profit	.6	1.6	1.6	6.5	10.3
Net income (loss)	(.2)	.3	.5	2.3	2.9
Earnings (loss) per common share—diluted	$(.02)	$.03	$.05	$.21	$.27
Weighted-average common shares outstanding:
Basic	10.1	10.1	10.1	10.1	10.1
Diluted	10.8	10.8	10.8	10.8	10.8

(a)           The Company recorded revenues from the delivery of 135 and 154 homes, respectively, in 2004 and 2003.

(b)          Other comprehensive loss reflects a minimum pension liability adjustment of $200,000 reflected in the fourth quarter of 2004.