Form 10-K/A
period 2004-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2005-04-28
CIK 840216

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

Common Stock, par value $.05 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒  NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2005 was $158,225,281.

The number of shares of Common Stock outstanding as of March 1, 2005 was 10,160,212.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Amendment No. 1 to the Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2004

EXPLANATORY NOTE:

We are filing this Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of California Coastal Communities, Inc. (the “Company”) for the fiscal year ended December 31, 2004 as filed on March 15, 2005 (the “Original Report”) to disclose the information that would otherwise have been incorporated by reference to the Company’s Proxy Statement for the 2005 annual meeting of its stockholders (the “Proxy Statement”). Because a definitive copy of the Proxy Statement will not be on file with the Securities and Exchange Commission within the time required, this Amendment is being filed to amend and restate in their entirety Original Report Part III Items 10, 11, 12, 13 and 14; and Part IV Item 15, which includes new exhibits. Except as described below, this Amendment does not affect any other Items in the Original Report; however those unaffected Items are included in this Amendment.

Except for:

(i)    the amendments described above,

(ii)   the “Subsequent Events” paragraph that appears in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and

(iii) the currently dated certifications of the Company’s management which are filed as exhibits hereto;

this Form 10-K/A does not modify or update any other disclosures in, or exhibits to, the Original Report.

This Amendment continues to speak as of the date of the Original Report and, except for the “Subsequent Events” paragraphs referred to above, we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART I

Item 1.   Business

Subsequent Events

Subsequent to the March 15, 2005 original filing of the Company’s Annual Report on Form 10-K, of which this “Item1. Business” is a part, on April 14, 2005 the California Coastal Commission approved the Company’s application for a Coastal Development Permit for the “Brightwater” community described below. Brightwater will consist of 349 homes on 68 acres located on the upper bench of the Bolsa Chica Mesa adjacent to Huntington Beach, California. The Company will be working diligently over the next several months to satisfy the various conditions necessary for the Coastal Commission to issue the permit. While it is difficult to predict how long this process will take, the Company currently expects to begin grading during the first half of 2006, begin building model homes in the second half of 2006, and start selling homes in the first half of 2007. However, there can be no assurance in that regard, or as to (i) when development could commence, or (ii) the absence of further litigation or administrative delay.

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

These forward-looking statements include, but are not limited to, (1) statements about the Company’s strategies, plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new home communities (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to realize the value of its net operating loss carry forwards; (5) the completion of the pending $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of California Wildlife Conservation Board; (6) the Company’s ability to continue relationships with current or future partners; (7) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (8) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (9) the condition and adequacy of the Company’s properties; (10) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (11) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (12) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (13) the future condition of the real estate market in Southern California; (14) the ability to react to increases or decreases in demand for housing and to rapidly take advantage of local market opportunities as they arise; (15) local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing and stock market, home and land valuations; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) home building litigation and warranty claims; (19) shortages and the cost of labor; (20) adverse weather and natural disaster related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) accounting changes including the expected impact of new accounting pronouncements; (24) the effectiveness and adequacy of the Company’s disclosure and internal controls; (25) the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States; (26) other factors over which the Company has little or no control; and (27) other statements contained in this Form 10-K/A that are not historical facts.

The Company assumes no, and hereby disclaims any, obligation to update any of the foregoing or any other forward-looking statements. The Company nonetheless reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference in this Form 10-K/A or the 2004 Annual Report to Stockholders. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

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

Item 6.                        Selected Financial Data

The Selected Financial Data with respect to the Company and its subsidiaries are set forth on page 36 of this Annual Report.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 36 of this Annual Report.

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

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors of the Company

The Board of Directors of the Company currently consists of:

Geoffrey W. Arens, 40, has been a Director of the Company since April 2004. Mr. Arens is a Managing Director of ING Capital LLC (investment management/proprietary trading) which is a subsidiary of the ING Group, an Amsterdam-based banking, investment banking and insurance institution. Mr. Arens is also Chief Executive Officer of ING Capital Advisors, LLC, a registered investment advisor specializing in the management of leveraged loan assets for large institutional clients. Since prior to 1998 until May 1998, Mr. Arens was a Vice President of ING Barings Securities Limited. Mr. Arens also serves on the board of directors of Cadiz Inc., which manages water and agricultural resources in California, and he is a member of that company’s nominating and audit committees.

Phillip R. Burnaman II, 45, has been a Director of the Company since September 1997. Mr. Burnaman is Head of Structured Products for NewStar Financial Inc., a specialty finance company focused on non-investment grade credit opportunities. Mr. Burnaman was Senior Managing Director of ING Barings Services Limited (investment management/proprietary trading) which is a subsidiary of the ING Group, an Amsterdam-based banking, investment banking and insurance institution from February 2001 until March 31, 2004. Mr. Burnaman was Managing Director and global head of the Strategic Trading Platform of ING Barings from prior to 1998 until February 2001.

Raymond J. Pacini, 49, has been a Director, President and Chief Executive Officer of the Company since May 1998. Since prior to 1998 until May 1998 he was Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.

Thomas W. Sabin, Jr., 47, has been a Director of the Company since September 1997. Mr. Sabin is also President of Thomas Sabin, Inc. and Manager and Vice President of GSSW-REO, L.L.C., a real estate limited liability company. Prior to 1998, Mr. Sabin operated GSSW, L.P., a limited partnership, the purpose of which was to acquire real estate assets from the Resolution Trust Corporation. Mr. Sabin is also former President of Southmark Equities Corporation.

Under the Amended and Restated Certificate of Incorporation and the Amended By-laws of the Company, the four members of the Board of Directors have each been elected for a term expiring at the 2005 Annual Meeting. The directors to be elected at the 2005 Annual Meeting will be elected for a one-year term expiring in 2006.

Board and Committee Meetings

The Company’s Board of Directors met 11 times during 2004. All of the incumbent directors attended at least 80% of the meetings of the Board and committees of the Board during the periods that they served.

Board Independence.   The Board of Directors has determined that each of its current directors, all of whom are standing for re-election, is independent under the rules of the Nasdaq Stock Market, except the Chief Executive Officer.

Committees of the Board.   The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee and the Strategic Planning Committee. All members of the committees are appointed by the Board. The members of the Audit, Compensation and Nominating Committees are non-employee directors, and the Audit and Nominating Committees have adopted a written charter. The following describes each committee, its current membership, the number of meetings held during fiscal year 2004 and its function.

Audit Committee.   The Audit Committee consists of Messrs. Arens, Burnaman, and Sabin, with Mr. Burnaman serving as Chairman. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. In addition, the Board has determined that Mr. Burnaman has past employment experience as a chief executive officer or other senior officer with financial oversight responsibilities which results in the level of financial sophistication as set forth in the rules of the Nasdaq Stock Market, and qualifies him as an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission. The Audit Committee met six times during 2004.

The Audit Committee is responsible for the appointment, compensation and oversight of all work performed by the Company’s independent auditors; the pre-approval of the audit of the Company’s financial statements and the performance of services related to the audit; reviewing the scope and results of the audit with the independent auditors; reviewing with management and the independent auditors the Company’s year-end operating results; considering the adequacy of the internal accounting control procedures of the Company; the pre-approval of the non-audit services to be performed by the independent auditors and considering the effect of such performance on the auditors’ independence.

The Audit Committee operates under a written charter adopted by the Board, a copy of which was filed as Exhibit A to the Proxy Statement for the Company’s 2003 Annual Meeting. The Audit Committee works closely with management and the Company’s independent auditors. The Audit Committee also meets with the independent auditors in an executive session, without the presence of our management, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements. The Audit Committee also meets with our independent auditors to approve the annual scope of the audit services to be performed.

Report of the Audit Committee:

The following Audit Committee report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 nor incorporated by reference into any document so filed.

The purpose of the Audit Committee is to assist the Board in its oversight of management’s conduct of the Company’s financial reporting process, and is more fully described in its charter which the Audit Committee has adopted. The Audit Committee reviews its charter on an annual basis. The Audit Committee annually reviews the Nasdaq standard of independence for audit committees and at its most recent review determined that its members meet that standard.

The Audit Committee reviews the Company’s accounting and financial reporting process on behalf of the Board of Directors. Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. The Company’s independent auditors, Deloitte & Touche LLP, are responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles. In fulfilling its oversight responsibilities, the Audit Committee discussed with management and the independent auditors the overall scope and plans for their respective audits. The Audit Committee met with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

The Audit Committee reviewed and discussed with management of the Company and Deloitte & Touche LLP the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004.

The Audit Committee discussed with Deloitte & Touche LLP the matters required by Codification of Statements on Auditing Standards No. 61, as amended, “Communication with Audit Committees.” The Audit Committee also received and reviewed the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 “Independence Discussions with Audit Committees,” currently in effect and discussed with that firm its independence from the Company and its management. The Audit Committee discussed with management of the Company and Deloitte & Touche LLP such other matters and received such assurances as the Audit Committee deemed appropriate, including consideration of whether certain non-audit services provided by Deloitte & Touche LLP to the Company in 2004 were compatible with maintaining auditor independence.. The Audit Committee has determined that provision of those services is compatible with maintaining the independence of Deloitte & Touche LLP as the Company’s independent auditors.

During fiscal 2004, the Audit Committee performed all of its duties and responsibilities under the applicable Audit Committee Charter In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, the inclusion of the audited financial statements referred to above in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005.

Following a review of their performance and qualifications, the Audit Committee approved the reappointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2005.

The Audit Committee
of the Board of Directors:

Phillip R. Burnaman, II, Chairman
Geoffrey W. Arens
Thomas W. Sabin, Jr.

Compensation Committee.   The Compensation Committee consists of Messrs. Arens and Sabin, with Mr. Arens serving as Chairman. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market. The Compensation Committee is responsible for the review, recommendation and approval of compensation arrangements for directors and executive officers, for the approval of such arrangements for other senior level employees, and for the administration of certain benefit and compensation plans and arrangements of the Company and its subsidiaries. The Compensation Committee met two times during 2004.

Nominating Committee.   The Nominating Committee consists of Messrs. Arens, Burnaman, and Sabin with Mr. Sabin serving as Chairman. The Board has determined that all members of the Nominating Committee are independent directors under the rules of the Nasdaq Stock Market. The Nominating Committee considers and periodically reports on matters relating to the identification, selection and qualification of the members of the Board and candidates nominated to the Board and its committees; and oversees the evaluation of the Board and management. The Nominating Committee held two meetings during fiscal year 2004. The Nominating Committee operates under a written charter adopted by the Board, a copy of which was filed as Appendix A to the Proxy Statement for the Company’s 2004 Annual Meeting.

Strategic Planning Committee.   The Strategic Planning Committee consists of Messers. Pacini and Sabin, with Mr. Sabin serving as Chairman. The Strategic Planning Committee is responsible for evaluating various business prospects and strategic alternatives for the Company. The Strategic Planning Committee met seven times during 2004.

Code of Ethics and Business Conduct.   The Board of Directors has adopted a Code of Ethics and Business Conduct applicable to all of its employees, including its Chief Executive Officer, Chief Financial Officer, and any other principal executive, senior financial or principal accounting officer. A copy of the Code of Ethics and Business Conduct was filed as Appendix B to the Proxy Statement for the Company’s 2004 Annual Meeting. The Company will disclose any amendment to the Code of Ethics and Business Conduct or waiver of or departure from a provision thereof by filing a Current Report on Form 8-K with the Securities and Exchange Commission within five business days of any such occurrence.

Executive Officers of the Company

Name and Title	Age	Business Experience
Raymond J. Pacini	49	President, Chief Executive Officer and Director of the
President and		Company since May 1998.
Chief Executive Officer
Sandra G. Sciutto	45	Chief Financial Officer, Secretary and Treasurer of the
Senior Vice President and		Company since May 1998.
Chief Financial Officer
Michael J. Rafferty	50	President of the Company’s Hearthside Homes, Inc.
President,		subsidiary since 1996.
Hearthside Homes, Inc.
John W. Marshall	54	Senior Vice President of the Company’s Hearthside
Senior Vice President,		Homes, Inc. subsidiary since 1996.
Hearthside Homes, Inc.

Compliance with Section 16(a) under the Securities Exchange Act of 1934

Section 16 of the Securities and Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that there was compliance for the fiscal year ended December 31, 2004 with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners.

Item 11.                 Executive Compensation

Compensation of Directors

The non-employee directors of the Company are entitled to receive cash compensation and compensation pursuant to the plans described below.

Cash Compensation.   Non-Employee Directors of the Company are entitled to receive compensation of $30,000 per year and $2,000 per meeting for attendance at each Board meeting. Non-employee directors who are members of the Audit, Compensation and the Strategic Planning Committees are entitled to receive $15,000 per year for membership in each of those committees and $1,000 for attendance at each committee meeting. Mr. Arens declined all such compensation prior to the fourth quarter of 2004. All directors are reimbursed for expenses incurred in attending Board and committee meetings. For 2005, the committee retainers have been reduced from $15,000 to $5,000, and the Chairman of the Audit Committee will be granted options to acquire 2,500 shares of the Company’s common stock per meeting. Pursuant to the Deferred Compensation Plan for Non-Employee Directors, a non-employee director may elect, generally prior to the commencement of any calendar year, to have all or any portion of the director’s compensation for such calendar year credited to a deferred compensation account. Amounts credited to the director’s account will accrue interest based upon the average quoted rate for ten-year U.S. Treasury Notes. Deferred amounts will be paid in a lump sum or in installments commencing on the first business day of the calendar year following the year in which the director ceases to serve on the Board, or of a later calendar year specified by the director.

Amended and Restated 1993 Stock Option/Stock Issuance Plan.   The Company’s Amended and Restated 1993 Stock Option/Stock Issuance Plan contains two separate equity incentive programs in which members of the Board may be eligible to participate.

Compensation of Executive Officers

Summary Compensation Table.   The following table summarizes the compensation paid during the previous three fiscal years to the Chief Executive Officer and the Company’s other executive officers whose salary and bonus during 2004 exceeded $100,000 (the “Named Executives”) for services in all capacities to the Company.

		Annual Compensation			Long-Term Compensation Awards
					Awards		Payouts
		Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	1993 Plan Options	LTIP* Payouts	All Other Compensation
Name and Principal Position	Year	($)(1)	($)	($)	($)	(# of shares)	($)	($)
Raymond J. Pacini	2004	$324,600	$125,000	—	—	—	—	—
President and Chief	2003	324,600	125,000	—	—	—	—	—
Executive Officer	2002	312,100	—	—	—	—	—	—
Sandra G. Sciutto	2004	$181,600	$140,000	—	—	—	—	—
Senior Vice President and	2003	181,600	125,000	—	—	—	—	—
Chief Financial Officer	2002	171,600	90,000	—	—	—	—	—
Michael J. Rafferty	2004	$184,600	$1,154,200	—	—	—	—	—
President	2003	184,600	655,900	—	—	—	—	—
Hearthside Homes, Inc.	2002	184,600	218,600	—	—	—	—	—
John W. Marshall	2004	$144,100	$692,520	—	—	—	—	—
Senior Vice President	2003	144,100	393,540	—	—	—	—	—
Hearthside Homes, Inc.	2002	144,100	131,160	—	—	—	—	—

*           Long Term Incentive Plan

(1)        Includes auto allowance and amounts electively deferred by each Named Executive under the Company’s 401(k) plan.

Pursuant to employment agreements currently in effect, all of our executive officers are entitled to receive their respective base salaries and Ms. Sciutto, Mr. Rafferty and Mr. Marshall are entitled to receive incentive bonuses upon the completion of certain performance targets agreed upon by the Company. The term of the employment agreements with Ms. Sciutto and Mr. Pacini expires on April 30, 2007. The term of the agreements with Messrs. Rafferty and Marshall expired on December 31, 2004, and it is anticipated that these agreements will be extended in the near future. If the employment of any of our executive officers is terminated without cause, then they are entitled to a severance payment equal to their annual base salary for the remainder of the term of their employment agreement plus medical insurance for twelve months after such termination. In addition, Ms. Sciutto, Mr. Rafferty and Mr. Marshall are entitled to payment of applicable target bonuses.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value.   The following table sets forth information for each Named Executive with regard to the aggregate stock options exercised during the 2004 fiscal year, and stock options held as of December 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)(2)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2)
Raymond J. Pacini	—	—	264,996	$5,180,672
Sandra G. Sciutto	—	—	80,000	$1,564,000

(1)          Market value of underlying securities on exercise date, minus the exercise price.

(2)          Based upon market value of $24.05 per share for the Common Stock as of December 31, 2004, less the exercise price of $4.50 per share. As of December 31, 2004, 264,996 options granted to Mr. Pacini were exercisable, and 80,000 options granted to Ms. Sciutto were exercisable. Such individuals held no unexercisable options and no stock appreciation rights at the end of such fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	692,496	$4.58	132,488
Equity compensation plans not approved by security holders	—	—	—
Total	692,496	$4.58	132,488

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, and its members are named below. No member of the Compensation Committee was at any time during the 2004 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Report of the Compensation Committee

The following Compensation Committee report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 nor incorporated by reference into any document so filed.

The Compensation Committee is responsible for determining the annual salary, short-term and long-term cash and stock incentive compensation, and other compensation of the executive leadership team and the overall compensation philosophy of the Company, including the executive officers named in the Summary Compensation Table set forth above. This report describes the policies and approach of the Committee in establishing executive compensation during 2004.

The overall objectives of the Company’s compensation program are to retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company’s business strategy, to maximize the link between executive and stockholder interests through an equity based plan and to recognize individual contributions as well as overall business results.

The key elements of the Company’s compensation program consist of fixed compensation in the form of base salary, and variable compensation in the forms of restricted stock grants, stock options, and annual incentive compensation. An executive officer’s annual base salary represents the fixed component of their total compensation; however, variable compensation is intended to comprise a substantial portion of an executive’s total compensation. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to the individual, including any pension benefits, insurance and other benefits, as well as the programs described below.

In determining the principal components of executive compensation, the Compensation Committee considers the following factors: (a) the overall competitive environment in executive compensation needed to attract, retain and motivate talented and experienced senior management; (b) Company performance, both year over year and in comparison to other companies within the real estate development industry, (c) comparative compensation studies; and (d) historical compensation levels at the Company.

The compensation philosophy adopted by the Compensation Committee also recognizes that distinctions in individual compensation levels are based on multiple factors, including (1) current level of contributions relative to peers; (2) expected future contributions to the Company; (3) past contributions to the Company; and (4) comparison to market value. The Compensation Committee also reviews the compensation levels for peer-level positions of other real estate development companies.

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

CEO Compensation.   The base salary established for the Company’s Chief Executive Officer, Mr. Pacini, reflects the Committee’s policy to maintain a level of stability and certainty with respect to the CEO’s base salary from year to year. The Committee initially set the CEO’s base salary in 1998, and sought to closely align Mr. Pacini’s compensation with the interests of stockholders in maximizing the value of the Company. Therefore, Mr. Pacini’s compensation package was structured to have his base salary compensation play a less central role by reason of a restricted stock award of 100,000 shares in 1998 and grants of stock options for 189,996 and 75,000 shares in 1997 and 1999, respectively. The stock award and stock options are also intended to provide the principal bonus component of Mr. Pacini’s total compensation. In March 2005, Mr. Pacini received a cash bonus of $125,000 in recognition of his contributions to the success of the Company’s homebuilding business and the Company’s profitability. The CEO’s total cash compensation (base salary plus bonus) is below the average of the surveyed compensation data for similarly situated chief executive officers in the industry. Mr. Pacini holds no stock appreciation rights.

Annual Incentive Compensation Awards.   The Compensation Committee evaluates whether to grant annual incentive compensation awards to the CEO based on the performance of both the Company and the CEO, while considering the objective of tying most of the CEO’s variable compensation to the Company’s stock performance through the granting of restricted stock and options described above. The variable compensation payable annually to the CFO is intended to consist principally of annual incentive compensation awards, based on various individual performance objectives established by the CEO and the Compensation Committee. The annual bonuses paid to the President and Senior Vice President of the Company’s homebuilding subsidiary, Hearthside Homes, Inc., are based on 10% and 6%, respectively, of the after tax profits of this subsidiary. These bonuses are above the average of the surveyed compensation data for similarly situated executive officers in the industry because they are based on a formula designed to promote substantial growth of the Company’s homebuilding business.

Other Incentive Compensation.   Each option grant is designed to align the interests of the executive with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the executive’s tenure, level of responsibility and relative position in the Company. The Compensation Committee has established certain general guidelines in making option grants to the executives in an attempt to target a fixed number of option shares based upon the individual’s position with the Company and their existing holdings of options. However, the Company does not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as it feels the circumstances warrant.

The Compensation Committee
of the Board of Directors:

Geoffrey W. Arens, Chairman
Thomas W. Sabin, Jr.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth, as of March 31, 2005, the name and address of each person believed to be a beneficial interest holder of more than 5% of the Common Stock, the number of shares beneficially owned and the percentage so owned. Except as set forth below, management knows of no person who, as of March 31, 2005, owned beneficially more than 5% of the Company’s outstanding Common Stock.

Title of Class	Name and Address of Beneficial Interest Holder	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	ING Capital LLC	1,630,683 shares	(1)	16.0%
	1325 Avenue of the Americas, 10th Floor
	New York, NY 10019
Common Stock	Merrill Lynch & Co, Inc.	1,038,295 shares	(2)	10.2%
	4 World Financial Center
	New York, NY 10080
Common Stock	Mercury Real Estate Advisors L.L.C.	1,325,987 shares	(3)	13.1%
	100 Field Point Road
	Greenwich, CT 06830
Common Stock	Mellon Financial Corporation	908,670 shares	(4)	8.9%
	One Mellon Center
	Pittsburgh, PA 15258
Common Stock	Lloyd I. Miller, III	719,103 shares	(5)	7.1%
	4550 Gordon Drive
	Naples, FL 34102
Common Stock	Advisory Research, Inc.	608,700 shares	(6)	6.0%
	180 N. Stetson St., Suite 5500
	Chicago, IL 60601
Common Stock	Murray Capital Management, Inc.	555,427 shares	(7)	5.5%
	680 Fifth Avenue
	New York, NY 10019

(1)          According to Schedule 13D, Amendment No. 2 dated March 7, 2005, ING Capital LLC is the beneficial owner of 1,630,683 shares.

(2)          According to Schedule 13G, Amendment No. 3 dated February 9, 2004, Merrill Lynch & Co., Inc. is the beneficial owner of 1,038,295 shares.

(3)          According to Schedule 13G, Amendment No. 2 dated February 7, 2005, and subsequent information provided by the holder, Mercury Real Estate Advisors L.L.C. and its affiliates are the beneficial owners of an aggregate of 1,325,987 shares.

(4)          According to Schedule 13G, Amendment No. 2 dated February 10, 2005, Mellon Financial Corporation is the beneficial owner of 908,670 shares.

(5)          According to Schedule 13G, Amendment No. 4 dated February 4, 2005, Mr. Miller is the beneficial owner of 719,103 shares.

(6)          According to Schedule 13G, dated February 14, 2005, Advisory Research is the beneficial owner of 608,700 shares.

(7)          According to a letter to the Company, dated April 19, 2005, from Murray Capital Management, Inc. disclosing that it is the beneficial owner of 555,427 shares.

Director and Executive Officer Stockholders

Information about the beneficial ownership of the Common Stock as of April 2, 2005 by each director, executive officer named in the Summary Compensation Table, and all directors and executive officers of the Company as a group is set forth below:

Name of Beneficial Interest Holder	Shares of Common Stock(1)	Percent of Class(2)
Phillip R. Burnaman, II	1,000	*
Thomas W. Sabin, Jr.(3)	279,000	2.67%
Raymond J. Pacini(4)	376,625	3.61%
Sandra G. Sciutto(5)	80,750	*
Directors and Executive Officers as a group (7 persons including the above named)	737,375	6.84%

(1)          Except as otherwise indicated in the notes below, the persons indicated have sole voting and investment power with respect to shares listed. In addition to the specific shares indicated in the following footnotes, this column includes shares held directly and shares subject to stock options which are exercisable and not subject to termination within 60 days.

(2)          These percentages are calculated assuming the conversion of all securities convertible within 60 days into Common Stock, which are held by the executive officer or director listed above but not those held by others. Asterisks indicate beneficial ownership of 1% or less of the class.

(3)          Includes options to purchase 275,000 shares of Common Stock granted pursuant to the Company’s 1993 Stock Option/Stock Issuance Plan and which options are vested and are subject to certain restrictions on disposition.

(4)          Includes options to purchase 264,996 shares of Common Stock granted pursuant to the Company’s 1993 Stock Option/Stock Issuance Plan and which options are vested and are subject to certain restrictions on disposition. Mr. Pacini disclaims beneficial interest in 2,500 shares held in custodial accounts for his children.

(5)          Includes options to purchase 80,000 shares of Common Stock granted pursuant to the Company’s 1993 Stock Option/Stock Issuance Plan and which options are vested and are subject to certain restrictions on disposition.

Prohibition Against Becoming a 5% Stockholder and No Further Acquisitions by Current 5% or Greater Stockholders

Unless the Company has previously consented in writing (i) no stockholder holding less than 5% of the outstanding shares of the Company’s Common Stock may acquire additional shares of Common Stock in an amount that would take such shareholder to 5% or more; and (ii) no current 5% or greater stockholder may acquire any additional shares. The foregoing prohibition is contained in the Company’s charter documents, in order to preserve the tax benefits of the Company’s $164 million of NOLs. All acquisitions of the Company’s Common Stock in violation of its charter prohibitions are null and void, and the Company is empowered to effectively rescind such acquisitions.  The Company may entertain requests for permission to exceed the limitations on stock acquisitions in the future, if the Company’s board of directors determines that such acquisitions would not jeopardize the Company’s ability to preserve and use its NOLs.

Stock Price Performance Comparison

The following Stock Price Performance Comparison shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 nor incorporated by reference into any document so filed.

The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 1999 in each of (i) the Company’s Common Stock, (ii) a peer group index (“Real Estate Index”), which consists of five real estate development and homebuilding companies, and (iii) the CoreData Composite Market Value Index (“CoreData Index”).

The Company’s peer group index includes the following companies: Brookfield Homes Corporation, Meritage Corporation, Standard Pacific Corporation, Tejon Ranch Company and William Lyon Homes.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
THE COMPANY, REAL ESTATE INDEX AND MEDIA GENERAL INDEX

	FISCAL YEAR ENDING
Company/Index/Market	1999	2000	2001	2002	2003	2004
The Company	100.00	44.44	66.67	81.93	161.78	356.30
Real Estate Index	100.00	167.92	199.55	233,32	458.61	635.91
CoreData Index	100.00	90.27	79.93	63.49	84.52	94.81

Item 13.                 Certain Relationships and Related Transactions

See “Compensation of Directors and Executive Officers” in Item 11 above.

Item 14.                 Principal Accounting Fees and Services

Independent Auditor’s Fees During 2004 and 2003

The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent auditors to audit the Company’s financial statements for each of the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed by and paid to Deloitte & Touche LLP include fees for the following services rendered during those fiscal years are as follows:

	2004	2003
Audit fees(1)	$85,943	$89,186
Audit-Related Fees(2)	92,738	7,070
Financial information systems design and implementation fees	None	None
Tax Fees(3)	65,377	37,427
Other fees	None	None
	$244,058	$133,683

(1)          Audit Fees:   This category consists of fees for the audit of the Company’s annual financial statements, review of the financial statements included in quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters

(2)          Audit-Related Fees:   This category consists of assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)          Tax Fees:   This category consists of professional services rendered by Deloitte & Touche LLP for tax compliance and tax planning. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The Audit Committee discussed these non-audit services with Deloitte & Touche LLP and determined that their provision would not impair Deloitte & Touche LLP’s independence.

The Audit Committee pre-approves all fees to be paid to the independent auditors in accordance with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated in accordance therewith. Additionally, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditors. The Audit Committee will consider annually and, if appropriate, approve the scope of the audit services to be performed during the fiscal year as outlined in an engagement letter proposed by the independent auditors. For permissible non-audit services, the Audit Committee will approve in advance all services to be provided by the independent auditors in accordance with the rules of the Nasdaq Stock Market, the Securities and Exchange Commission’s rules and regulations and the federal securities laws, and will determine the amount of compensation to be paid to the independent auditors for such auditing services. The Company will routinely inform the Audit Committee as to the extent of services provided by the independent auditors in accordance with this pre-approval policy and the fees incurred for the services performed to date.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)  Consolidated Financial Statements:

The following consolidated financial statements and supplementary data of the Company are included in a separate section of this Annual Report on Form 10-K/A commencing on the page numbers specified below:

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

10.07D*	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 14, 2005.
10.08*	Audit Committee Policy for Pre-Approval of Auditor Services of the Registrant.
21.01*	Subsidiaries of the Registrant.
31.1**	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2**	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1**	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.***
32.2**	Section 906 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.***

*       Filed with the Company’s original Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

**    Filed herewith.

***      These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2005	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ GEOFFREY W. ARENS	Director	April 28, 2005
(Geoffrey W. Arens)
/s/ PHILLIP R. BURNAMAN II	Director	April 28, 2005
(Phillip R. Burnaman II)
/s/ RAYMOND J. PACINI	President, Chief Executive Officer and Director	April 28, 2005
(Raymond J. Pacini)
/s/ THOMAS W. SABIN, JR.	Director and Chairman of the Board	April 28, 2005
(Thomas W. Sabin, Jr.)
/s/ SANDRA G. SCIUTTO	Senior Vice President and	April 28, 2005
(Sandra G. Sciutto)	Chief Financial Officer

Item 6.                        Selected Financial Data

Set forth below is selected financial data of the Company and its consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K/A and Management’s Discussion and Analysis.

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

Subsequent Events

Subsequent to the March 15,2005 original filing of the Company’s Annual Report on Form 10-K, of which this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, is a part, on April 14, 2005 the California Coastal Commission approved the Company’s application for a Coastal Development Permit for the “Brightwater” community described below. Brightwater will consist of 349 homes on 68 acres located on the upper bench of the Bolsa Chica Mesa adjacent to Huntington Beach, California. The Company will be working diligently over the next several months to satisfy the various conditions necessary for the Coastal Commission to issue the permit. While it is difficult to predict how long this process will take, the Company currently expects to begin grading during the first half of 2006, begin building model homes in the second half of 2006, and start selling homes in the first half of 2007. However, there can be no assurance in that regard, or as to (i) when development could commence, or (ii) the absence of further litigation or administrative delay.

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

These forward-looking statements include, but are not limited to, (1) statements about the Company’s strategies, plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new home communities (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to realize the value of its net operating loss carry forwards; (5) the completion of the pending $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of California’s Wildlife Conservation Board; (6) the Company’s ability to continue relationships with current or future partners; (7) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (8) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (9) the condition and adequacy of the Company’s properties; (10) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (11) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (12) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (13) the future condition of the real estate market in Southern California; (14) the ability to react to increases or decreases in demand for housing and to rapidly take advantage of local market opportunities as they arise; (15) local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing and stock market, home and land valuations; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) home building litigation and warranty claims; (19) shortages and the cost of labor; (20) adverse weather and natural disaster related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) accounting changes including the expected impact of new accounting pronouncements; (24) the effectiveness and adequacy of the Company’s disclosure and internal controls; (25) the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States; (26) other factors over which the Company has little or no control; and (27) other statements contained in this Form 10-K/A that are not historical facts.

The Company assumes no, and hereby disclaims any, obligation to update any of the foregoing or any other forward-looking statements. The Company nonetheless reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference in this Form 10-K/A or the 2004 Annual Report to Stockholders. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

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