Form 10-Q
period 2005-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2005-05-06
CIK 840216

This Form 10-Q consists of 23 sequentially numbered pages.

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒                    No ☐

The number of shares of Common Stock outstanding at April 29, 2005 was 10,160,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$15.3	$9.0
Restricted cash	1.1	1.1
Real estate held for current development or sale	53.8	49.9
Consolidated real estate to be held for current development - not owned	24.7	24.7
Land held for future development or sale	156.8	156.4
Deferred tax assets	47.7	3.6
Other assets	6.3	6.1

	$305.7	$250.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$10.9	$15.0
Project debt	37.5	22.6
Consolidated obligations related to real estate - not owned	24.7	24.7
Other liabilities	9.2	9.3

Total liabilities	82.3	71.6

Minority interest	.1	.3

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,160,212 and 10,130,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	191.6	152.8
Retained earnings	32.9	28.2
Accumulated other comprehensive loss	(1.7)	(2.6)
Total stockholders’ equity	223.3	178.9

	$305.7	$250.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues	$6.5	$5.6

Costs of sales	4.8	4.3

Gross operating profit	1.7	1.3

Selling, general and administrative expenses	1.2	.9
Interest expense	—	.1
Income from unconsolidated joint ventures	—	(.1)
Other expense, net	.2	—

Income before income taxes	.3	.4

Provision (benefit) for income taxes	(4.5)	.1

Minority interest in income of consolidated joint venture	.1	—

Net income	4.7	.3

Other comprehensive income, net of income taxes:
Minimum pension liability income tax benefit	.9	—

Comprehensive income	$5.6	$.3

Earnings per common share:

Basic	$.46	$.03

Diluted	$.43	$.03

Common equivalent shares:

Basic	10.2	10.1

Diluted	10.9	10.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$4.7	$.3
Adjustments to reconcile net income to cash used in operating activities:
Non-cash interest expense	—	.1
Non-cash benefit from reversal of deferred tax asset allowance	(4.7)	—
Gains on sales of real estate held for current development or sale	(1.7)	(1.3)
Minority interest in income of consolidated joint venture	.2	—
Proceeds from asset sales, net	6.5	5.6
Investments in real estate held for current development or sale	(8.7)	(7.8)
Investments in land held for future development or sale	(.4)	(.6)
Changes in assets and liabilities:
Increase in other assets	(.2)	—
Decrease in accounts payable, accrued and other liabilities	(4.2)	(3.0)

Cash used in operating activities	(8.5)	(6.7)

Cash flows from financing activities:
Borrowings of project debt	18.2	2.2
Repayments of project debt	(3.3)	—
Proceeds from exercise of stock options	.3	—
Minority interest distributions	(.4)	—

Cash provided by financing activities	14.8	2.2

Net increase (decrease) in cash and cash equivalents	6.3	(4.5)

Cash and cash equivalents - beginning of period	9.0	14.7

Cash and cash equivalents - end of period	$15.3	$10.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$(.8)	$(.4)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 2 - Significant Accounting Policies

Earnings Per Common Share

The weighted-average number of common shares outstanding was 10.2 million and 10.1 million for the three months ended March 31, 2005 and 2004, respectively.  Earnings per share, assuming dilution, are computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2005 and 2004, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options.  Therefore, the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options is reflected in the 10.9 million and 10.8 million weighted-average common shares assuming dilution, respectively, in the related consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. On September 2, 1997, the Company completed its Recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization, and the Company applied the principles required by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of real estate properties was adjusted to fair value.  Following the California Coastal Commission’s November 2000 approval of suggested modifications to the Bolsa Chica Local Coastal Program, which would limit development to only the upper bench of the Company’s 208-acre mesa property (“Bolsa Chica Mesa”) (see Note 3), the Company evaluated this asset’s carrying value. The Company has updated its analysis at each year-end since December 31, 2000. Since the undiscounted estimated future cash flows from the upper bench of the Bolsa Chica Mesa (the “Upper Mesa”) and the Company’s pending sale of its 103-acre Lower Bench at Bolsa Chica exceed its carrying value, there has been no impairment.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development and its own market assumptions including those regarding home prices, infrastructure and home-building costs regarding both land held for future development (see Management’s Discussion and Analysis) and real estate held for current development or sale.  Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

Consolidation of Variable Interest Entities

A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE, pursuant to Financial Interpretation FIN No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” (“FIN 46”), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE.  FIN 46 was effective immediately for VIEs created after January 31, 2003.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, a VIE may be created under condition (ii)(b) and (c) of the previous paragraph.  The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur.  For each VIE created with a significant nonrefundable option fee,  the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46.  If the Company is deemed to be the primary beneficiary of the VIE, the VIE will be consolidated on the Company’s balance sheet.  The fair value of the VIE’s real estate will be reported as consolidated real estate to be held for current development - not owned and the related theoretical liability will be reported as consolidated obligations related to real estate - not owned.

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

During November 2004, the Company entered into an agreement to purchase land from a third party entity deemed to be a VIE, with the Company as the primary beneficiary of the entity.  Because the Company does not have access to the financial information of the VIE, the fair value of the optioned property less the cash deposit and consolidated obligations related to consolidated real estate - not owned of $24.7 million is reflected on the Company’s balance sheet as of March 31, 2005 and December 31, 2004.  Not all of the Company’s deposits are with VIEs.  See Note 8 – Real Estate Matters.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”.  This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25.  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method.  The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption.  SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006.  The Company is evaluating the impact application of SFAS No. 123R will have on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB 29, Accounting for Nonmonetary Transactions”.  This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company will evaluate the effect, if any, of adopting SFAS 153.

Note 3 - Land Held for Future Development or Sale

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

On April 14, 2005, the Company obtained approval from the California Coastal Commission for a Coastal Development Permit (“CDP”) to build 349 homes on 68 acres of its approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”).

The Company currently expects that a CDP could be issued by the end of 2005, subject to satisfying the Coastal Commission’s permit conditions.  The Company will be working diligently over the next several months to satisfy the various conditions necessary for the Coastal Commission to issue the permit.  While it is difficult to predict how long this will take, the Company currently expects to begin grading during the first half of 2006, begin building model homes in the second half of 2006 and start selling homes in the first half of 2007.  However, there can be no assurance in that regard, or as to (i) when development could commence, or (ii) the absence of further litigation or administrative delay.

During 2002, the County of Orange approved a site plan and tentative tract map for development of 379 single-family homes on 77 acres of the Upper Mesa.  Subsequent modifications approved by the Coastal Commission reduced the development area by nine acres and 30 homes.  As a result of the modifications made to the development plans by the Company and approved by the Coastal Commission, further approval will be required by the County of Orange.  Based on discussions with the County staff, the Company expects that such approval will be processed by the County’s staff without a public hearing.

The planned community at Bolsa Chica, known as “Brightwater” is currently expected to offer a broad mix of home choices, averaging 2,740 square feet and ranging in size from 1,560 square feet to 4,000 square feet.  The plan also includes 37 acres of open space and conservation area on the 105-acre Upper Mesa.  With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB.  The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002.  The Company has indicated that it will require shareholder approval and issuance of the CDP for the Upper Mesa by the Coastal Commission prior to closing the sale.  Therefore, the Company has initiated discussions with the WCB to extend the outside closing date for completing the sale in order to allow time for a shareholder vote and to satisfy the conditions for issuance of the CDP, which may take six to nine months to complete.  The WCB has indicated a willingness to extend the outside closing date to December 31, 2005.  However, there can be no assurances that a sale transaction will ever be completed.

On September 2, 1997, the Company completed a recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization (the “Recapitalization”), and the Company applied the principles required by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value.  The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition.  The Company has updated its analysis at each year-end since 1997, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, since the estimated undiscounted future cash flows from the proposed Upper Mesa development plan for 349 single-family homes and the pending sale of the Lower Bench to WCB are expected to exceed its carrying value, the Company believes there has been no impairment.

The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Upper Mesa project is dependent upon satisfying the Coastal Commission’s conditions of approval, market conditions and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Note 4 – Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with a commercial bank.  These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes.  The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes.  The loans bear an interest rate of prime plus three-fourths percent (6.5 % at March 31, 2005).  During the three months ended March 31, 2005, subsidiaries of Hearthside Homes, Inc. entered into two new loan facilities aggregating $23.3 million in conjunction with the acquisitions and development of a total of 33 single family residential lots, including 27 acquired during 2004.  The following amounts were available and outstanding under these loan facilities as of March 31, 2005 and December 31, 2004 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	March 31, 2005	December 31, 2004

Riverside	$2.3	—	Repaid	$—	$2.3
Chino II	6.3	17	5/11/05	3.4	1.7
Rancho Santa Fe	5.2	8	5/19/05	2.8	1.6
Lancaster	10.7	104	5/23/05	7.1	4.0
Corona	21.1	83	5/24/05	12.6	11.4
Rancho Santa Fe	3.9	6	6/13/05	1.2	1.1
Chino	9.6	11	7/29/05	—	.5
Riverside	7.9	15	3/27/06	4.6	—
Rancho Santa Fe	15.4	18	3/27/06	5.8	—

				$37.5	$22.6

For the three months ended March 31, 2005 and 2004, approximately $400,000 and $100,000, respectively, of construction period interest incurred was capitalized.

Note 5 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	March 31, 2005	December 31, 2004
Accrued pensions and benefits	$4.9	$4.9
Home warranty reserves	1.6	1.6
Contingent indemnity and environmental obligations	3.4	3.5
Unamortized discount	(.7)	(.7)
	$9.2	$9.3

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

Dresser Litigation

In May 2002, Dresser Industries, Inc. (“Dresser”) filed litigation, captioned Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO Holdings, Inc. (“RESCO”, a former affiliate), in the 58th Judicial District Court of Jefferson County, Texas.  Dresser sought a declaratory judgment regarding the rights and obligations of the parties under a January 1988 purchase agreement. Dresser’s indemnity claims related to several hundred lawsuits encompassing approximately 5,900 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected. The Company denied Dresser’s allegations and vigorously defended itself in this case and related matters.  On April 6, 2005, RESCO and the Company settled this litigation with Dresser and the Company paid $1.33 million, its share of the settlement, which is the amount of the Company’s litigation accrual as of March 31, 2005 and December 31, 2004.  The Company and RESCO did not admit fault or liability with respect to Dresser’s claims, but settled the matter in order to avoid the continued cost and uncertainty of litigation.

Lowland Remediation

In September 1997, the Company acquired 43 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands.  While the State is negotiating to acquire this property from the Company, no such agreement has been reached to date and there can be no assurances that any agreement will ever be reached.  However, in anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs.  The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property.  In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property.  In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation.  The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003.  During 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004.  A Remedial Action Workplan (“RAW”) was approved by DTSC in December 2004.  As of March 31, 2005, the subsidiary has accrued approximately $700,000 for environmental testing and remediation of this property. While the accrual reflects the estimate for the minimum costs which are probable and estimable, such accrual may not be adequate to satisfy the full amount of remediation that may be required by the DTSC.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,000 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties.  Since receiving the original invoice, the Company’s subsidiary has received four similar invoices for an aggregate additional $94,000 including accrued interest.  However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, the contamination did not emanate from the Company’s property and the 43-acre site should not be part of the same “site” as the residential properties. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s $887,000 of claims related to these residential properties.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent obligation for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below (in millions):

	Three Months Ended March 31,
	2005	2004

Balance at beginning of period	$1.6	$1.2
Provision	.1	—
Payments	(.1)	—
Balance at end of period	$1.6	$1.2

Note 6 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended March 31,
	2005	2004
Current taxes	$.1	$—
Deferred taxes	.1	.2
Reversal of valuation allowances on deferred tax assets	(4.7)	—
Reduction in contingent tax liabilities	—	(.1)
Provision (benefit) for income taxes	$(4.5)	$.1

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset future taxable income.  As a result of the California Coastal Commission’s approval of the Company’s development plan for the Bolsa Chica Upper Mesa on April 14, 2005, the Company has concluded that it is more likely than not that it will utilize all of its deferred tax assets.  Therefore, during the three months ended March 31, 2005, the Company has recorded a reversal of valuation allowances on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the tax benefit.  Pursuant to Fresh Start Reporting, also during the three months ended March 31, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 38% as of April 25, 2005.

The federal NOLs available as of March 31, 2005 were approximately $167 million. The amount of federal NOLs which expire if not utilized is zero, $10 million, $8 million, $21 million, $11 million and $117 million for  2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and is currently constructing and selling homes. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), net of distributions and as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital.    During the year ended December 31, 2004, capital distributions of approximately $7.6 million were made to the non-managing member, repaying all of its initial capital contribution, plus all $600,000 of accumulated preferred return and $3.1 million in profit distributions, in conjunction with the delivery of the first 65 homes.  During the three months ended March 31, 2005, additional distributions of $450,000 were made to the non-managing member and the Company recorded minority interest in income of consolidated joint venture of $100,000, net of income tax benefit.

Note 8 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-

refundable cash deposit of 5% to 20% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.  Summary information regarding the Company’s land option deposits is as follows as of March 31, 2005:

Total number of projects	4

Total number of lots	351

Total forfeited deposits if lots are not purchased (included in other assets)	$4.8

Total remaining purchase price	$40.6

During April 2005, the Company acquired three of the projects (249 lots) described above.  The Company currently expects to complete the fourth purchase during the third quarter of 2005.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects.  The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings

See Note 5 for a discussion of settled litigation filed against the Company by Dresser.

There are various other lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

See Notes 3 and 5 for a discussion of other contingencies.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a residential land development and homebuilding company with properties located primarily in Southern California. The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family residential homes in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2005, the Company will focus its immediate efforts to (i) satisfy the conditions required to complete the process of obtaining a Coastal Development Permit (“CDP”) from the California Coastal Commission (“Coastal Commission”) to build 349 homes on the upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii) continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

The Company currently has on-going Southern California projects in Riverside County near the cities of North Corona and Riverside, in the cities of Chino and Ontario in San Bernardino County, in the city of Lancaster in northern Los Angeles County, and in the Rancho Santa Fe area in San Diego County.  These homebuilding projects are expected to generate cash flows and gross operating margins through 2007.  With the April 14, 2005 Coastal Commission approval of 349 homes on the Upper Mesa, the Company’s inventory of entitled land available for homebuilding projects represents approximately a four-year supply at levels at or above recent years.  The Company is continuing to pursue residential lot acquisition opportunities throughout Southern California, including increasing lot inventory in existing successful submarkets and expansion into additional submarkets.  In addition, if the Company obtains entitlements for its Oxnard project, up to approximately 543 additional single-family lots would be available for homebuilding operations, however, these numbers are subject to change during the course of the entitlement process.

Bolsa Chica is the Company’s principal asset, representing 51% of total assets at March 31, 2005. On April 14, 2005, the Company obtained approval from the Coastal Commission for a Coastal Development Permit (“CDP”) to build 349 homes on 68 acres of its approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”).

The Company currently expects that a CDP could be issued by the end of 2005, subject to satisfying the Coastal Commission’s permit conditions.  The Company will be working diligently over the next several months to satisfy the various conditions necessary for the Coastal Commission to issue the permit.  While it is difficult to predict how long this will take, the Company currently expects to begin grading during the first half of 2006, begin building model homes in the second half of 2006 and start selling homes in the first half of 2007.  However, there can be no assurance in that regard, or as to (i) when development could commence, or (ii) the absence of further litigation or administrative delay.

During 2002, the County of Orange approved a site plan and tentative tract map for development of 379 single-family homes on 77 acres of the Upper Mesa.  Subsequent modifications approved by the Coastal Commission reduced the development area by nine acres and 30 homes.  As a result of the modifications made to the development plans by the Company and approved by the Coastal Commission, further approval will be required by the County of Orange.  Based on discussions with the County staff, the Company expects that such approval will be processed by the County’s staff without a public hearing.

The planned community at Bolsa Chica, known as “Brightwater” is currently expected to offer a broad mix of home choices averaging 2,740 square feet and ranging in size from 1,560 square feet to 4,000 square feet.  The plan also includes 37 acres of open space and conservation area on the 105-acre Upper Mesa. With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park, a 105-acre planned regional park. The 1,200-acre Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB.  The sale remains subject to shareholder approval and the terms of the agreement include an outside closing date of June 30, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002.  The Company has indicated that it will require shareholder approval and issuance of the CDP for the Upper Mesa by the Coastal Commission prior to closing the sale.  Therefore, the Company has initiated discussions with the WCB to extend the outside closing date for completing the sale in order to allow time for a shareholder vote and to satisfy the conditions for issuance of the CDP, which may take six to nine months to complete.  The WCB has indicated a willingness to extend the outside closing date to December 31, 2005.  However, there can be no assurances that a sale transaction will ever be completed.

The following facts and assumptions were utilized by the Company in evaluating the potential value which could be derived from development of the Bolsa Chica Upper Mesa:

•                  The Upper Mesa development plan encompasses 349 homes aggregating approximately 950,000 square feet.

•                  Following the Coastal Commission’s approval on April 14, 2005, the Company currently expects it may take approximately six to nine months to satisfy the Commission’s permit conditions, which are a pre-requisite to issuance of a CDP.

•                  Following receipt of a CDP, the Upper Mesa development is projected to take approximately six months for infrastructure and two to three years for home construction.

•                  The Company currently expects to begin grading during the first half of 2006, begin building model homes in the second half of 2006 and start selling homes in the first half of 2007.

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

Given the facts and circumstances described above, the Company believes that the eventual development of the Upper Mesa and the pending sale of the Lower Bench will result in realization of an amount that is substantially in excess of the $156.8 million book value presently reflected in the Company’s consolidated financial statements.  From time to time, the Company has received outside appraisals on an “as developed basis” which have supported the Company’s beliefs, although there can be no assurance that those beliefs will be validated.

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

While low mortgage rates have sustained housing demand to date, any significant future increase in mortgage rates or significant loss of jobs in Southern California would most likely slow demand for new homes. Increases in home mortgage interest rates make it more difficult for the Company’s customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of new homes in Southern California has resulted in significant home price increases over the last five years. As a result, the affordability of new homes has been declining and could further jeopardize future demand.  The percentage of home buyers utilizing variable-rate and/or interest only mortgages to afford Southern California new home prices has been increasing.  These buyers may be more sensitive to increases in interest rates and may encounter difficulty in making increased mortgage payments on their homes in the future.  This could have negative consequences on the demand for new homes if it results in reduced buyer confidence and an increase in secondary market homes available for sale, competing with sales of new homes.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development (the Bolsa Chica project) and real estate held for current development or sale including long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Given the significance of the carrying value of land held for future development, the application of SFAS No. 144 in evaluating any potential impairment is critical to the Company’s consolidated financial statements, as discussed further in Notes 2 and 6 to the Consolidated Financial Statements.

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

Litigation Reserves

The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding disposed assets and businesses of the Company or former affiliates (see Notes 5 and 8 to the Consolidated Financial Statements). The Company has reserved for costs expected to be incurred with respect to these cases based upon information provided by its legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. The Company is utilizing internally generated cash to fund its Bolsa Chica land development project and joint venture contributions to fund the Oxnard land development project.   The Company is utilizing internally generated cash and project debt to fund construction of its homebuilding projects. The Company’s current and pending homebuilding projects, which are primarily in the “Inland Empire” area of Southern California (Riverside and San Bernardino counties), are currently expected to generate approximately $29.0 million of positive cash flows during the next 24 months, after net investments in new projects to acquire 351 lots, based on present economic conditions and market assumptions. The Company’s unrestricted cash and cash equivalents as of March 31, 2005 were approximately $15.3 million. The Company utilized $5.5 million of this cash in April 2005 to complete three acquisitions in Corona, Lancaster and Ontario aggregating 249 lots. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects, and the Oxnard and Bolsa Chica land development projects, along with general and administrative expenses, for the next 12 months.

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 20% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.

Summary information regarding the Company’s land option deposits is as follows as of March 31, 2005:

Total number of projects	4

Total number of lots	351

Total forfeited deposits if lots are not purchased (included in other assets)	$4.8

Total remaining purchase price	$40.6

During April 2005, the Company acquired three of the projects (249 lots) described above.  The Company currently expects to complete the fourth purchase during the third quarter of 2005.

 The Company may enter into land development and homebuilding joint ventures from time to time as a means of expanding its market opportunities, establishing strategic alliances, managing its risk profile and leveraging the Company’s capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

Land Development - Unconsolidated Joint Venture

Oxnard.  In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 700 single-family detached lots and approximately 800 attached family residential units; however, these numbers are subject to change during the course of the entitlement process. Approximately 543 of the single-family lots and 490 of the attached units would be developed on the 168 acres of optioned land expected to be purchased by the Company.  The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The entitlement process is expected to be completed during the second quarter of 2006; however, delays could be encountered.  During January 2005, the first six-month option extensions were exercised.  The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a Limited Liability Company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC.  Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of March 31, 2005, the non-managing member had made an aggregate of approximately $3.2 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members. Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member.  While the Company exerts a large degree of influence over the venture, the non-managing member does have various participating rights such as approval rights with regard to major business decisions.  In addition, the Company is not the primary beneficiary of the entity; therefore, the venture is not consolidated.

Homebuilding

The Company acquired 271 single-family residential lots during 2004 and the first quarter of 2005, increasing lot inventory in Riverside and San Bernardino Counties and expanding into northern Los Angeles County and returning to the San Diego County market.  The Company also acquired an additional 249 lots during April 2005, increasing inventory in existing markets, and has an agreement to acquire an additional 102 lots in Beaumont in Riverside County.  Although home prices in Southern California have increased 20% to 30% annually over the last few years, the Company does not expect appreciation to continue at that rate, but rather expects modest increases of less than 10% over the next year.  While the 10 home deliveries for the first quarter of 2005 are less than the 13 homes delivered in the first quarter of 2004, homebuilding revenues and margins for 2005 exceeded first quarter 2004 results.  The record rainfall during the last quarter of 2004 and the first quarter of 2005 has negatively impacted the Company’s construction schedule and has resulted in the Company’s modest expectation for home deliveries during the second quarter of 2005 and a more robust second half, as in recent prior years.  The Company’s active homebuilding projects are described below.

Riverside.  During 2003 and 2004, the Company acquired 67 lots for a project known as “Jasper Ranch” near the city of Riverside, in Riverside County, in the master-planned community known as “Victoria Grove”. The Company began construction of homes averaging 3,673 square feet during the third quarter of 2003 and opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and an additional 38 homes during 2004, at an average price of approximately $612,000. The Company delivered six additional homes during the first quarter of 2005 at an average price of $705,000.  As of May 2, 2005, 15 of the 18 remaining homes are in escrow at an average price of $681,000.

Chino.  In May 2003, through a consolidated joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as “The Reserve”, encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales in February 2004, and delivered 65 homes at an average price of $593,000 during 2004.  As of May 2, 2005, all eight of the remaining eight homes are currently in escrow at an average price of $617,000

During January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. The Company began construction of homes averaging 2,990 square feet during the fourth quarter of 2004.  The Company opened for sales at this project during January 2005 and all 17 homes are in escrow as of May 2, 2005 at an average price of $560,000.

Corona.  The Company acquired 83 lots in North Corona in May 2004.  Following construction of infrastructure, the Company began construction of homes averaging 3,250 square feet during April 2005.

Rancho Santa Fe.  In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003, 18 additional lots during 2004 and the final six lots during March 2005.  Two model homes are under construction for homes averaging approximately 3,370 square feet.  The two phases of six homes each have been released for sale and as of May 2, 2005, and six of the twelve homes are in escrow at an average price of $1,178,000.

Lancaster.   The Company acquired 104 lots in the city of Lancaster in northern Los Angeles County during May 2004. The Company began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004.  The Company opened for sales of the first phase in January 2005, and has released a total of 31 homes.  As of May 2, 2005 30 of these homes are in escrow at an average price of $391,000.  The Company acquired an additional 72 lots in Lancaster, during April 2005.

Ontario.   During April 2005, the Company acquired 26 lots in the City of Ontario in Riverside County, California.  This small community of homes, planned to average 3,415 square feet, is an infill site situated very near to the Company’s projects in the City of Chino.  The project is currently scheduled for a construction start during the third quarter of 2005.

Financial Condition

March 31, 2005 Compared with December 31, 2004

Cash flows from homebuilding operations for the first quarter of 2005 primarily reflect a use of cash for investments in real estate and construction costs of $8.7 million and a $4.2 million decrease in accounts payable and accrued liabilities for payment of accrued construction, compensation and tax liabilities. Additional significant uses of cash include approximately $400,000 for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses of approximately $1.2 million. The primary sources of cash during the quarter were real estate sales proceeds of $6.5 million from deliveries of 10 homes, and net borrowing under project debt financing of $14.9 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $6.3 million increase in cash and cash equivalents.  The current quarter borrowing in excess of uses of cash for investments in real estate and construction costs was made to prepare for the acquisition of 249 lots during April 2005, including the 151 lots reflected in consolidated real estate to be held for current development – not owned as of December 31, 2004 and March 31, 2005.

The $3.9 million increase in real estate held for current development or sale reflects the purchase of six lots in the Rancho Santa Fe area of San Diego County and project construction costs, partially offset by reductions recorded upon the deliveries of 10 homes.

Accounts payable and accrued liabilities decreased by $4.1 million, to a balance of $10.9 million as of March 31, 2005, primarily reflecting payment of accrued liabilities for profit-based incentive compensation, income taxes and an amount due to a land seller for participation in homebuilding profits.

The $38.8 million increase in capital in excess of par value primarily reflects the reversal of $38.5 million of valuation reserves on pre-Reorganization federal NOLs anticipated to be utilized in the future as a result of the development of the Bolsa Chica Upper Mesa (see Note 6).  An increase of approximately $300,000 for issuance of common stock pursuant to option exercises and the related state tax effect is also reflected in capital in excess of par value.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that individual transactions often cause significant fluctuations in operating results from quarter-to-quarter and from year-to-year.

 Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

The Company reported revenues of $6.5 million and gross operating profit of $1.7 million for the first quarter of 2005, compared with $5.6 million in revenues and gross operating profit of approximately $1.3 million for the first quarter of 2004. Revenues in the current period reflect deliveries of 10 homes, including six homes at the “Jasper Ranch” project in Riverside and four homes at the Chino project. The comparable period of the prior year reflects deliveries of 13 homes, including six homes at the Riverside project and seven homes at a North Corona project. The current quarter’s gross margin of 26.2% is higher than the prior period gross margin of 23.2%, due to price appreciation, and the long holding period of lots for homes delivered at Jasper Ranch.

The $300,000 increase in selling, general and administrative expenses during the first quarter of 2005, as compared with the first quarter of 2004, primarily reflects an increase in selling expenses corresponding to the increase in the number of projects currently selling.

During the quarter ended March 31, 2005, the Company recorded reversals of valuation allowances on post-reorganization NOLs of $4.7 million following the Coastal Commission’s approval of the development plan for 349 homes on the Bolsa Chica Upper Mesa (see Note 6).   During the three months ended March 31, 2004, the Company

recorded a $100,000 tax benefit from a reduction in contingent tax liabilities, partially offsetting the tax provision on income for the period.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of March 31, 2005 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Project debt	$37.5	$37.5	—	—	—
Operating leases	.4	.2	.2	—	—
Other	1.3	1.3	—	—	—
Total	$39.2	$39.0	.2	—	—

The Company’s purchase contracts which are made in the normal course of its homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including the Company’s other tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. The Company has provided additional disclosure in its Consolidated Financial Statements in Notes 5 and 6 – Other Liabilities.

Forward Looking Statements

Certain of the foregoing information contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, that relate to future events or the Company’s future financial performance.  In addition, other statements the Company may make from time to time, such as press releases, oral statements made by Company officials and other reports the Company files with the Securities and Exchange Commission, may also contain such forward-looking statements.  Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

These forward-looking statements include, but are not limited to, (1) statements about the Company’s strategies, plans, objectives, goals, expectations and intentions; (2) the number and types of homes and number of acres of land that the Company may develop and sell; (3) the timing and outcomes of litigation, regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new communities (including, but not limited to ongoing administrative proceedings related to the Company’s principal asset, the Bolsa Chica Mesa); (4) the Company’s ability to realize the value of its net operating loss carry forwards; (5) the completion of the pending $65 million sale of the lower bench of the Bolsa Chica Mesa to the State of California’s Wildlife Conservation Board; (6) the Company’s ability to continue relationships with current or future partners; (7) the Company’s ability to expend resources to comply with environmental regulations and local permitting requirements; (8) the effect of certain costs, contractual obligations and tax liabilities, both known and unknown, on the Company’s business, results of operations and financial condition; (9) the condition and adequacy of the Company’s properties; (10) the Company’s ability to estimate cash flow projections due to uncertainties in valuing real property; (11) the Company’s ability to acquire residential lots in order to continue homebuilding operations; (12) the adequacy of capital, financing and cash flow required to continue the Company’s operations and land development activities; (13) the future condition of the real estate market in Southern California; (14) the ability to react to increases or decreases in demand for housing and to rapidly take advantage of local market opportunities as they arise; (15) local and general economic and market conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations; (16) competition; (17) the availability and cost of raw materials used by the Company in its homebuilding operations; (18) homebuilding litigation and warranty claims; (19) shortages and the cost of labor; (20) adverse weather and natural disaster related slowdowns; (21) slow growth and no growth initiatives or moratoria; (22) governmental regulation, including the interpretation of tax, labor and environmental laws; (23) accounting changes, including the expected impact of new accounting pronouncements; (24) the effectiveness and adequacy of the Company’s disclosure and internal controls; (25) the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States; (26) other factors over which the Company has little or no control; and (27) other statements contained herein that are not historical facts.

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

Prohibition Against Becoming a 5% Stockholder and No Further Acquisitions by Current 5% or Greater Stockholders

Unless the Company has previously consented in writing (i) no stockholder holding less than 5% of the outstanding shares of the Company’s Common Stock may acquire additional shares of Common Stock in an amount that would take such shareholder to 5% or more; and (ii) no current 5% or greater stockholder may acquire any additional shares.  The foregoing prohibition is contained in the Company’s charter documents, in order to preserve the tax benefits of the Company’s $167 million of NOLs.  All acquisitions of the Company’s Common Stock in violation of its charter prohibitions are null and void, and the Company is empowered to effectively rescind such acquisitions.  The Company may entertain requests for permission to exceed the limitations on stock acquisitions in the future, if the Company’s board of directors determines that such acquisitions would not jeopardize the Company’s ability to preserve and use its NOLs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of March 31, 2005, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2005 of approximately $400,000.

ITEM 4 -   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2005, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -                                                 LEGAL PROCEEDINGS

See Note 5 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Date: May 6, 2005	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer