Form 10-Q
period 2005-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2005-11-08
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

The number of shares of Common Stock outstanding at October 31, 2005 was 10,160,212.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

I N D E X

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

 CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$5.8	$9.0
Restricted cash	.6	1.1
Real estate held for current development or sale	116.0	49.9
Consolidated real estate to be held for current development - not owned	—	24.7
Land held for future development or sale	158.3	156.4
Deferred tax assets	46.2	3.6
Other assets	1.7	6.1

	$328.6	$250.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$14.1	$15.0
Project debt	81.4	22.6
Consolidated obligations related to real estate - not owned	—	24.7
Other liabilities	7.8	9.3

Total liabilities	103.3	71.6

Minority interest	.3	.3

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 11,000,000 shares authorized; 10,160,212 and 10,130,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	191.6	152.8
Retained earnings	34.6	28.2
Accumulated other comprehensive loss	(1.7)	(2.6)
Total stockholders’ equity	225.0	178.9

	$328.6	$250.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$24.4	$28.4	$34.0	$37.2

Costs of sales	19.5	22.4	26.5	28.8

Gross operating profit	4.9	6.0	7.5	8.4

Selling, general and administrative expenses	1.5	1.7	3.4	3.4
Interest expense	.1	.1	.1	.2
Income from unconsolidated joint ventures	(.1)	(.1)	(.1)	(.3)
Other expense, net	.2	.6	.5	.7

Income before income taxes	3.2	3.7	3.6	4.4

Provision (benefit) for income taxes	1.4	1.1	(3.0)	1.3

Minority interest in income of consolidated joint venture, net of tax	.1	1.3	.2	1.3

Net income	1.7	1.3	6.4	1.8

Other comprehensive income, net of income taxes:
Minimum pension liability income tax benefit	—	—	.9	—

Comprehensive income	$1.7	$1.3	$7.3	$1.8

Earnings per common share:

Basic	$.17	$.13	$.63	$.18
Diluted	$.16	$.12	$.61	$.17

Common equivalent shares:

Basic	10.2	10.1	10.2	10.1
Diluted	10.5	10.9	10.5	10.8

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$6.4	$1.8
Adjustments to reconcile net income to cash used in operating activities:
Non-cash interest expense	.1	.2
Non-cash compensation expense	—	.3
Non-cash benefit from reversal of deferred tax asset allowance	(4.7)	—
Deferred taxes	1.5	—
Gains on sales of real estate held for current development or sale	(7.6)	(8.4)
Minority interest in income of consolidated joint venture	.4	1.3
Proceeds from asset sales, net	34.0	37.0
Investments in real estate held for current development or sale	(92.5)	(62.3)
Investments in land held for future development or sale	(1.9)	(2.0)
Changes in assets and liabilities:
Increase (decrease) in deferred tax and other assets	4.4	(1.7)
(Decrease) increase in accounts payable, accrued and other liabilities	(2.5)	3.6

Cash used in operating activities	(62.4)	(30.2)

Cash flows from investing activities:
Release of restricted cash	.5	—
Cash provided by investing activities:	.5	—

Cash flows from financing activities:
Borrowings of project debt	82.4	45.4
Repayments of project debt	(23.6)	(17.9)
Proceeds from exercise of stock options	.3	.2
Minority interest distributions	(.4)	(5.7)

Cash provided by financing activities	58.7	22.0

Net decrease in cash and cash equivalents	(3.2)	(8.2)

Cash and cash equivalents - beginning of period	9.0	14.7

Cash and cash equivalents - end of period	$5.8	$6.5

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$.9	$.4
Cash paid during the period for interest	$.8	$.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the current year’s previously issued Quarterly Reports on Form 10-Q. All inter company accounts and transactions have been eliminated.

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

Note 2 - Significant Accounting Policies

Earnings Per Common Share

The weighted-average number of common shares outstanding was 10.2 million for the three and nine months ended September 30, 2005 and 10.1 million for the three and nine months ended September 30, 2004.  Earnings per share, assuming dilution, are computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 2005 and 2004, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options.  Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options.  The weighted average number of common shares, assuming dilution, was 10.5 million for the three and nine months ended September 30, 2005, and 10.9 million and 10.8 million for the three and nine months ended September 30, 2004 respectively.

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

During November 2004, the Company entered into an agreement to purchase land from a third party entity deemed to be a VIE, with the Company as the primary beneficiary of the entity.  Because the Company does not have access to the financial information of the VIE, the fair value of the optioned property less the cash deposit and consolidated obligations related to consolidated real estate - not owned of $24.7 million is reflected on the Company’s balance sheet as of December 31, 2004.  During April 2005, the Company completed the acquisition of land which was the subject of the agreement, and as such the land is included in Real estate held for current development or sale as of September 30, 2005.  Not all of the Company’s deposits are with VIEs.  See Note 8 – Real Estate Matters.

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

Note 3 - Land Held for Future Development or Sale

The Company owns approximately 351 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. The Company’s holdings include 208 acres on a mesa north of the Bolsa Chica wetlands (“Bolsa Chica Mesa”), approximately 100 acres on, or adjacent to, the Huntington Beach mesa (“Huntington Mesa”) and 43 acres of lowlands which were acquired by the Company in September 1997.

On April 14, 2005, the Company obtained approval from the California Coastal Commission for a Coastal Development Permit (“CDP”) to build 349 homes on 68 acres of its approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”), subject to satisfying the Coastal Commission’s permit conditions.  On October 5, 2005, the County of Orange approved modifications to the Company’s site plan and on October 18, 2005 approved the tentative tract map for 349 homes.  This approval was necessary to comply with the California Coastal Commission’s conditions of approval for a CDP. The Company is working diligently to satisfy the various conditions necessary for the Coastal Commission to issue the CDP.  The Company is striving to: (i) satisfy the conditions for issuance of the CDP by the end of 2005, (ii) begin grading during the second quarter of 2006, (iii) begin building model homes during the third quarter of 2006, and (iv) start selling homes during the first quarter of 2007.  However, there can be no assurance in that regard, or as to the absence of further administrative delay.

The planned community on the Upper Mesa, known as “Brightwater,” will offer a broad mix of home choices, averaging 2,800 square feet and ranging in size from 1,600 square feet to 4,000 square feet.  The plan also includes 37 acres of open space and conservation area.  With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington

Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park. The 1,200-acre state-owned Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB.  The sale was approved by the Company’s stockholders at the August 11, 2005 Annual Meeting, subject to the issuance of the CDP prior to the outside closing date of December 31, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in November 2002.  The Company is striving to satisfy the conditions for issuance of the CDP by the end of 2005; however, there can be no assurances that the CDP will be issued before December 31, 2005 or that the sale will be completed.

On September 2, 1997, the Company completed a recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization (the “Recapitalization”), and the Company applied the principles required by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value.  The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition.  The Company has updated its analysis at each year-end since 1997, and has noted no indicators of impairment since that date. Future costs incurred for capitalizable development activities for the Bolsa Chica project will increase the basis of the land. An estimate for these costs has been included in the Company’s estimated undiscounted cash flow forecast used in its impairment analyses. In accordance with the Company’s policy described in Note 2 – Impairment of Long-Lived Assets, since the undiscounted estimated future cash flows from the Upper Mesa development plan for 349 single-family homes and the pending sale of the Lower Bench to WCB are expected to exceed its carrying value, the Company believes there has been no impairment.

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

Note 4 – Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks.  These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes.  The loans are secured by deeds of trust on individual projects and require principal repayments upon the delivery of homes.  Each loan facility requires a guaranty of project completion and an environmental indemnity.  The loans secured by first trust deeds bear an interest rate of prime plus three-fourths percent (7.5 % at September 30, 2005).  During the nine months ended September 30, 2005, subsidiaries of Hearthside Homes, Inc. entered into seven new first trust deed loan facilities aggregating $108.1 million in conjunction with the acquisitions and development of a total of 312 single family residential lots, including 27 acquired during 2004.  In addition, a subsidiary of Hearthside Homes, Inc. entered into one loan facility secured by a second trust deed which bears interest at 17%.  The following amounts were available and outstanding under these loan facilities as of September 30, 2005 and December 31, 2004 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	September 30,	December 31,
	of Facility	of Lots	Date	2005	2004

First Trust Deeds
Riverside	$2.3	—	Repaid	$—	$2.3
Chino	9.6	—	Repaid	—	.5
Chino II	6.3	—	Repaid	—	1.7
Rancho Santa Fe	5.2	6	11/19/05	3.5	1.6
Lancaster	10.7	60	11/23/05	3.9	4.0
Corona	21.1	83	11/24/05	17.2	11.4
Rancho Santa Fe	3.9	6	12/13/05	1.9	1.1
Riverside	7.9	15	3/27/06	.7	—
Rancho Santa Fe	15.4	18	3/27/06	7.3	—
Ontario	11.7	26	4/19/06	3.5	—
Lancaster	9.5	44	5/10/06	7.3	—
Rancho Santa Fe	1.8	2	9/13/06	1.7	—
Corona	41.1	151	1/7/07	18.4	—
Beaumont	20.7	102	2/17/07	7.4	—
				72.8	22.6
Second Trust Deed
Corona	10.5	151	1/7/07	8.6	—

				$81.4	$22.6

For the three months ended September 30, 2005 and 2004, approximately $1.5 million and $500,000, respectively, of construction period interest incurred was capitalized, and for the nine months ended September 30, 2005 and 2004, approximately $3.1 million and $900,000, respectively, of construction period interest was capitalized.

Note 5 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30,	December 31,
	2005	2004
Accrued pensions and benefits	$4.8	$4.9
Home warranty reserves	1.5	1.6
Contingent indemnity and environmental obligations	2.1	3.5
Unamortized discount	(.6)	(.7)
	$7.8	$9.3

Contingent indemnity and environmental obligations primarily reflect (i) reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations, and (ii) the liability of a subsidiary of the Company for PCB contamination on its 43-acre Bolsa Chica lowlands property as further described below.

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

Lowland Remediation

In September 1997, the Company acquired 43 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with its planned restoration of 1,000 acres of adjacent wetlands.  In anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs.  The source of the contamination is presently unknown; however, the Company has never conducted any development, business or operations on this property.  In January 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property.  In July 2002, a subsidiary of the Company entered into a consent order with DTSC regarding remediation.  The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003.  During 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004.  A Remedial Action Workplan (“RAW”) was approved by DTSC in December 2004.  The removal of contaminated soil was completed during September 2005 and the DTSC has acknowledged completion of the remedial activities.  As of September 30, 2005 the subsidiary has accrued approximately $900,000 for environmental testing and remediation of this property. The accrual reflects the estimate of charges for the recently completed remediation, including approximately $800,000 to be paid out of the escrow described below.

In July 2005, the Company’s subsidiary entered into an agreement with the State Lands Commission (“SLC”) to sell this property to the SLC for $1.7 million.  SLC deposited the $1.7 million into escrow, with up to $1 million of such funds to be utilized to fund the Company’s subsidiary’s obligation to remediate the property as required by the RAW.  The DTSC’s final acceptance of the remediation work is expected by the end of 2005. After the final acceptance by the DTSC, SLC is expected to complete their acquisition of this property from the Company’s subsidiary and the Company’s subsidiary is expected to receive the remaining balance of the escrowed funds which are estimated to be approximately $900,000.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,000 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties.  Since receiving the original invoice, the Company’s subsidiary has received five additional invoices for an aggregate additional $108,000 including accrued interest.  However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, the contamination did not emanate from the Company’s property and the 43-acre site should not be part of the same site as the residential properties. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter, and the Company has not accrued for any of DTSC’s $901,000 of claims related to these residential properties.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent obligation for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, subject to certain minimums. The home warranty reserve activity is presented below (in millions):

	Nine Months Ended
	September 30,
	2005	2004
Balance at beginning of period	$1.6	$1.2
Provision	.2	.3
Payments	(.3)	(.1)
Balance at end of period	$1.5	$1.4

Note 6 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Current tax	$(.1)	$—	$—	$—
Deferred tax	1.5	1.1	1.7	1.4
Reversal of valuation allowances on deferred tax assets	—	—	(4.7)	—
Reduction in contingent tax liabilities	—	—	—	(.1)
Provision (benefit) for income taxes	$1.4	$1.1	$(3.0)	$1.3

As a result of the California Coastal Commission’s approval of the Company’s development plan for the Upper Mesa on April 14, 2005, the Company has concluded that it is more likely than not that it will utilize all of its deferred tax assets, including NOLs, to offset future taxable income.  Therefore, during the nine months ended September 30, 2005, the Company recorded a reversal of valuation allowances on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the tax benefit.  Pursuant to Fresh Start Reporting, also during the nine months ended September 30, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 40% as of October 21, 2005.

The federal NOLs available as of September 30, 2005 were approximately $168 million. The amount of federal NOLs which expire if not utilized is zero, $12 million, $8 million, $21 million, $11 million and $116 million for  2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

In October 1999 the Company’s certificate of incorporation was amended in order to protect the ability of the Company to utilize its NOLs. Since the Company’s use of its NOLs would be severely restricted if it experiences an ownership change of more than 50%, the amendment prohibits future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibits current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders.

Note 7 – Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and began construction during the fourth quarter of 2003.  The Company delivered 65 homes during 2004, eight homes during the first nine months of 2005, and the remaining four homes during the fourth quarter of 2005.  Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), net of distributions and as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. During the year ended December 31, 2004, capital distributions of approximately $7.6 million were made to the non-managing member, repaying all of its initial capital contribution, plus all $600,000 of accumulated preferred return and $3.1 million in profit distributions, in conjunction with the delivery of the first 65 homes.  During the nine months ended September 30, 2005, additional distributions of $425,000 were made to the non-managing member and the Company recorded minority interest in income of consolidated joint venture of $200,000, net of income tax benefit.

Note 8 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.  Summary information regarding the Company’s land option deposits is as follows as of September 30, 2005:

Total number of projects	1

Total number of lots	77

Total forfeited deposits if lots are not purchased (included in other assets)	$.5

Total remaining purchase price	$8.5

The Company currently expects to complete the purchase of 77 lots in Lancaster, California during the fourth quarter of 2005.

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

See Note 5 for a discussion of other contingencies.

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

ITEM 2 –                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a residential land development and homebuilding company with properties owned or controlled  in six Southern California counties (Ventura, Los Angeles, San Bernardino, Riverside, Orange and San Diego). The principal activities of the Company and its consolidated subsidiaries include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options and improving the land for residential development; and (ii) designing, constructing and selling single-family homes in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. During the remainder of 2005, the Company will focus its immediate efforts to (i) satisfy the conditions required to complete the process of obtaining a Coastal Development Permit (“CDP”) from the California Coastal Commission (“Coastal Commission”) to build 349 homes on 68 acres of its approximately 105-acre upper bench of the Bolsa Chica Mesa (“Upper Mesa”), as further described in Note 3 to the Company’s Consolidated Financial Statements; and (ii) continue to expand its profitable homebuilding operations. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

The Company currently has on-going Southern California projects in Riverside County near the cities of North Corona and Riverside, in the cities of Chino and Ontario in San Bernardino County, in the city of Lancaster in northern Los Angeles County, and in the Rancho Santa Fe area in San Diego County.  These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2008.  With the April 14, 2005 Coastal Commission approval of 349 homes on the Upper Mesa, the Company’s inventory of entitled land available for homebuilding projects represents approximately a three-year (2006-2008) supply at levels at or above recent years.  The Company is continuing to pursue residential lot acquisition opportunities throughout Southern California, including increasing lot inventory in existing successful submarkets and expansion into additional submarkets.  In addition, if the Company obtains entitlements for its project in Oxnard, California, up to approximately 550 additional single-family lots would be available for homebuilding operations, however, these numbers are subject to change during the course of the entitlement process.

Bolsa Chica is the Company’s principal asset, representing 48% of total assets at September 30, 2005. On April 14, 2005, the Company obtained approval from the Coastal Commission for a CDP to build 349 homes on the Upper Mesa, subject to satisfying the Coastal Commission’s permit conditions.  On October 5, 2005, the County of Orange approved modifications to the Company’s site plan and on October 18, 2005 approved the tentative tract map for 349 homes.  This approval was necessary to comply with the California Coastal Commission’s conditions of approval for a CDP. The Company is working diligently to satisfy the various conditions necessary for the Coastal Commission to issue the permit.  The Company is striving to: (i) satisfy the conditions for issuance of the CDP by the end of 2005, (ii) begin grading during the second quarter of 2006, (iii) begin building model homes during the third quarter of 2006, and (iv) start selling homes during the first quarter of 2007.  However, there can be no assurance in that regard, or as to the absence of further administrative delay.

The planned community on the Upper Mesa, known as “Brightwater,” will offer a broad mix of home choices averaging 2,800 square feet and ranging in size from 1,600 square feet to 4,000 square feet.  The plan also includes 37 acres of open space and conservation area. With only 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately 5 homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company will offer to dedicate 51 acres of land on the Huntington Mesa to the County of Orange to complete the Harriett M. Wieder Linear Park. The 1,200-acre state-owned Bolsa Chica Wetlands are fully preserved and protected in accordance with previous agreements with the State of California and are not included in the Brightwater plan.

On August 12, 2004, an agreement to sell a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State’s Wildlife Conservation Board (“WCB”) for $65 million was approved by the WCB.  The sale was approved by the Company’s stockholders at the August 11, 2005 Annual Meeting, subject to the issuance of the CDP prior to the outside closing date of December 31, 2005. If the proposed sale is completed, WCB’s purchase of the property will be funded with bond proceeds authorized by voter-approved Proposition 50, which was passed in

November 2002. The Company is striving to satisfy the conditions for issuance of the CDP by the end of 2005; however, there can be no assurances that the CDP will be issued before December 31, 2005 or that the sale will be completed.

The following facts and assumptions were utilized by the Company in evaluating the potential value which is expected to be derived from development of the Upper Mesa:

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

•                  The Company is striving to begin grading during the second quarter of 2006, begin building model homes during the third quarter of 2006, and start selling homes during the first quarter of 2007.

•                  As of June 2005, new home prices approximated $580 per square foot, including view and other premiums, in the local residential market (coastal Huntington Beach). Approximately 60 homes are expected to have unobstructed views of the Pacific Ocean and/or the Bolsa Chica Wetlands.

•                  The finished lot component of home prices ranges from 60% to 65%.

•                  Costs to improve the lots from their raw condition to finished lots approximate $120,000 per lot.

•                  Home prices in the coastal Huntington Beach area (as well as other Orange County coastal areas) appreciated approximately 20% during 2004 and approximately 14% during the first nine months of 2005.  While demand continues to exceed the supply of housing, pressure for continued appreciation of home prices may be reduced by any significant increases in interest rates and/or reduced affordability.

•                  Generally, homebuilders expect to earn a gross profit of at least 8% of the sales price of homes at the time the land is purchased.

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

There can be no assurance regarding the continued health of the Southern California residential real estate market.  In particular, (i) the significant increases in home prices over the last six years and the related decline in the affordability of new homes in Southern California, (ii) the state of the national economy, continued increases in interest rates by the Federal Reserve Board and the possibility of a recession in the future, (iii) the State of California’s budget deficit, and (iv) the volatility in the stock market, collectively may exert recessionary pressures on the California economy and may have a negative impact on the Southern California housing market.

While low mortgage rates have sustained housing demand to date, interest rates have been rising and any significant future increase in mortgage rates or significant loss of jobs in Southern California would most likely slow demand for new homes. Increases in home mortgage interest rates could make it more difficult for the Company’s customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of available homes in Southern California has resulted in significant home price increases over the last six years. As a result, the affordability of new homes has been declining and could jeopardize future demand.  The percentage of home buyers utilizing variable-rate and/or interest only mortgages to afford Southern California new home prices has been increasing.  These buyers may be more sensitive to increases in interest rates and may encounter difficulty in making increased mortgage payments on their homes in the future.  This could have negative consequences on the demand for new homes if it results in reduced buyer confidence and an increase in secondary market homes available for sale, competing with sales of new homes.

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

Liquidity and Capital Resources

The principal assets in the Company’s portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize the return to the Company. Consequently, the Company requires significant capital to finance its real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. The Company is utilizing internally generated cash to fund its Bolsa Chica land development project and joint venture contributions to fund the Oxnard land development project.   The Company is utilizing internally generated cash and project debt to fund construction of its homebuilding projects. The Company’s current and pending homebuilding projects, (excluding Bolsa Chica) which are primarily in the “Inland Empire” area of Southern California (Riverside and San Bernardino counties) and Lancaster in northeastern Los Angeles County, are currently expected to generate approximately $59.0 million of positive cash flows during the next three years, after net investments in new projects to acquire 77 lots, based on present economic conditions and market assumptions. However, any adverse change in such conditions or assumptions would adversely impact the amount of the Company’s cash flows. The Company’s unrestricted cash and cash equivalents as of September 30, 2005 were approximately $5.8 million. The Company believes that its cash and cash equivalents, future real estate sales proceeds, and funds available under its credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects, and the Oxnard and Bolsa Chica land development projects, along with general and administrative expenses, for the next 12 months.

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

Summary information regarding the Company’s land option deposits is as follows as of September 30, 2005:

Total number of projects	1

Total number of lots	77

Total forfeited deposits if lots are not purchased (included in other assets)	$.5

Total remaining purchase price	$8.5

The Company currently expects to complete the purchase of 77 lots in Lancaster, California during the fourth quarter of 2005.

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

Land Development - Unconsolidated Joint Venture

Oxnard.  In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 700 single-family detached lots and approximately 800 attached family residential units; however, these numbers are subject to change during the course of the entitlement process. Approximately 550 of the single-family lots and 339 of the attached units would be developed on the 168 acres of optioned land expected to be purchased by the Company.  The option contracts allow for two years, plus up to three additional years through the exercise of extensions, for the Company to complete these entitlement activities in advance of consummating the purchase transactions. The entitlement process is expected to be completed during the third quarter of 2006; however, delays could be encountered.  During January and July 2005, the first and second six-month option extensions were exercised.  The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility.

During October 2003, the Company entered into a joint venture agreement with a major financial partner to form a limited liability company (“Oxnard LLC”) to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC.  Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and has contributed $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture. Capital contributions of up to an additional $4 million are to be made by the non-managing member. As of September 30, 2005, the non-managing member had made an aggregate of approximately $3.9 million of additional contributions. Under the Oxnard LLC operating agreement, if contributions in excess of $5 million are required and approved by the members, the next $1 million would be contributed equally by the members.  Total contributions of the non-managing member are generally limited to $5 million. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member.  While the Company exerts a large degree of influence over the venture, the non-managing member does have various participating rights such as approval rights with regard to major business decisions.  In addition, the Company is not the primary beneficiary of the entity; therefore, the venture is not consolidated.

Homebuilding

The Company acquired 265 single-family residential lots during 2004, increasing lot inventory in Riverside and San Bernardino Counties and expanding into northern Los Angeles County and returning to the San Diego County market.  The Company also acquired an additional 357 lots during the first nine months of 2005, which increased inventory in existing markets, and entered into an agreement to acquire an additional 77 lots in Lancaster.  Although home prices in Southern California have increased 20% to 30% annually over the last few years, the Company does not expect appreciation to continue at that rate, but rather expects modest increases of less than 20% over the next year.  While the 59 home deliveries for the first nine months of 2005 are less than the 73 homes delivered in the first nine months of 2004, per unit homebuilding revenues and margins for 2005 exceeded the nine-month 2004 results.  The record rainfall during the last quarter of 2004 and the first quarter of 2005 negatively impacted the Company’s construction schedule and contributed to the Company’s lower number of home deliveries during the first nine months of 2005.  The Company expects a robust fourth quarter, as in recent prior years.  The Company’s active homebuilding projects are described below.

Riverside.  During 2003 and 2004, the Company acquired 67 lots for a project known as “Jasper Ranch” near the city of Riverside, in Riverside County, in the master-planned community known as “Victoria Grove”. The Company began construction of homes averaging 3,673 square feet during the third quarter of 2003 and opened for sales on these homes during June 2003. The Company delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and an additional 38 homes during 2004, at an average price of approximately $612,000. The Company delivered 21 additional homes (some with views) during the first nine months of 2005 at an average price of $695,000 and delivered an additional two homes during October 2005.  As of November 1, 2005, the remaining home is held for sale.

Chino.  In May 2003, through a consolidated joint venture, the Company acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as “The Reserve”, encompassing 244 homes. Construction of homes averaging approximately 3,320 square feet began during the fourth quarter of 2003. The Company opened for home sales in February 2004, delivered 65 homes at an average price of $593,000 during 2004, delivered eight homes during the first nine months of 2005 at an average price of $600,000 and as of November 1, 2005, the final four homes were delivered.

During January 2004, the Company acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. The Company began construction of homes averaging 2,990 square feet during the fourth quarter of 2004.  The Company opened for sales at this project during January 2005 and delivered all 17 homes during the third quarter of 2005 at an average price of $568,000.

Corona.  The Company acquired 83 lots in North Corona in May 2004.  Following construction of infrastructure, during April 2005, the Company began construction of homes averaging 3,160 square feet.  The Company opened for sales during the third quarter of 2005 and as of November 1, 2005, 43 homes have been released for sale and 39 are in escrow at an average price of $593,000.

Rancho Santa Fe.  In October 2003, the Company entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of California in San Diego County. The Company acquired eight of the lots during the fourth quarter of 2003, 18 additional lots during 2004 and the final six lots during March 2005.  Two model homes were recently completed averaging approximately 3,370 square feet.  Of the 24 homes released for sale as of November 1, 2005, 16 homes are in escrow at an average price of $1,290,000.

Lancaster.   The Company acquired 104 lots in the city of Lancaster in northern Los Angeles County during May 2004. The Company began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004.  The Company opened for sales of the first phase in January 2005, and has released a total of 78 homes.  The Company delivered the first 13 homes of this project during the third quarter of 2005, five homes in October and as of November 1, 2005, 59 of these homes are in escrow at an average price of $410,000.  During April 2005, the Company acquired an additional 72 lots in Lancaster, which will be marketed through the existing model homes.

Ontario.   During April 2005, the Company acquired 26 lots in the City of Ontario in Riverside County, California.  This small community of homes, planned to average 3,380 square feet, is an infill site situated very close to the Company’s projects in the City of Chino.  The project is currently scheduled for construction to start during the fourth quarter of 2005.

Financial Condition

September 30, 2005 Compared with December 31, 2004

Cash flows from homebuilding operations for the first nine months of 2005 primarily reflect a use of cash for investments in real estate and construction costs of $92.5 million, including acquisitions of an aggregate of 357 lots.   Additional significant uses of cash include approximately $1.9 million for investment in the Bolsa Chica Mesa project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses of approximately $3.4 million. The primary sources of cash during the period were real estate sales proceeds of $34.0 million from deliveries of 59 homes, and net borrowing under project debt financing of $58.8 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $3.2 million decrease in cash and cash equivalents.

The $66.1 million increase in real estate held for current development or sale reflects the purchase of the 357 lots described above, including six lots in the Rancho Santa Fe area of San Diego County, 26 in Ontario, 151 in Corona, 72 in Lancaster and 102 in Beaumont, along with project construction costs, partially offset by reductions to real estate recorded upon the deliveries of 59 homes.

Accounts payable and accrued liabilities decreased by $900,000, to a balance of $14.1 million as of September 30, 2005, primarily reflecting payment of accrued liabilities for profit-based incentive compensation in the first quarter of 2005.

The $38.8 million increase in capital in excess of par value primarily reflects the reversal of $38.5 million of valuation reserves on pre-Reorganization federal NOLs expected to be utilized in the future as a result of the development of the Upper Mesa (see Note 6 to the Consolidated Financial Statements).  An increase of approximately $300,000 for issuance of common stock pursuant to option exercises, and the related state tax effect, is also reflected in capital in excess of par value.

Results of Operations

The nature of the Company’s business, including its limited inventory of buildable lots, is such that the number, location and specific market conditions of active selling communities over any given time period may cause significant fluctuations in operating results from quarter-to-quarter and from year-to-year.

 Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

The Company reported revenues of $24.4 million and gross operating profit of $4.9 million for the third quarter of 2005, compared with $28.4 million in revenues and gross operating profit of $6.0 million for the same period of 2004. Revenues in the current period reflect an aggregate of 45 homes delivered, including deliveries of 11 homes at the “Jasper Ranch” project in Riverside, 21 homes at the Chino projects and 13 homes at the Lancaster project.  The comparable period of the prior year reflects an aggregate of 53 deliveries, including 18 homes at a North Corona project and 35 homes at the Chino project.

The average price of homes delivered increased to $542,000 in the third quarter of 2005 from $536,000 during the third quarter of 2004, while the current quarter gross margin of 20.1% is slightly less than the prior period homebuilding gross margin of 21.1%.  The changes primarily reflect varying levels of price appreciation related to variations in the holding periods for the land underlying the homes delivered.  The Company generated $1.1 million less in gross operating profit from home sales during the third quarter of 2005 compared with the same period of 2004, while delivering eight fewer homes (45 vs. 53).

Selling, general and administrative expenses during the third quarter of 2005 are $200,000 less than the third quarter of 2004, primarily reflecting the absence in 2005 of non-cash compensation expense recorded in 2004 pursuant to the vesting of certain stock options.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

The Company reported revenues of $34.0 million and gross operating profit of $7.5 million for the first nine months of 2005 compared with $37.2 million in revenues and gross operating profit of $8.4 million for the first nine months of 2004.  Although the Company’s revenues during the current nine-month period were lower than the prior nine-month period, the average revenue per home increased by $68,000 to $576,000.  Revenues in the first nine months of 2005 reflect deliveries of 59 homes, including 25 homes at the Company’s Chino projects, 21 homes at the Company’s Riverside (Jasper Ranch) project, and 13 homes at the Lancaster project.  The comparable period of the prior year reflects an aggregate of 73 homes including six homes at the Jasper Ranch project, 32 homes at the North Corona project, 35 homes at the Chino project and a $100,000 land sale.  The homebuilding gross margin for the first nine months of 2005 of 22.1% is comparable to the prior period gross margin of 22.4%, while the per unit average gross margin increased by $13,000 to $127,000.

The $100,000 of income from unconsolidated joint ventures for the first nine months of 2005 compared with $300,000 for the first nine months of 2004 primarily reflects fewer home loans made through the Company’s joint venture during the first nine months of 2005 as compared with the first nine months of 2004.  This reduced volume correlates to fewer home deliveries during the current year period and a significantly reduced number of refinance loans generated.

During the quarter ended March 31, 2005, the Company recorded reversals of valuation allowances on post-Reorganization NOLs of $4.7 million following the Coastal Commission’s approval of the development plan for 349 homes on the Upper Mesa (see Note 6), which is reflected for the nine months ended September 30, 2005.  During the nine months ended September 30, 2004, the Company recorded a tax benefit of approximately $100,000 in connection with the reduction in reserves for contingent tax liabilities to zero, due to the resolution of outstanding tax matters in two states.

Payments Under Contractual Obligations

The Company has entered into certain contractual obligations to make future payments for items such as project debt and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of September 30, 2005 (in millions):

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years

Project debt	$81.4	$65.4	$16.0	—	—
Operating leases	.3	.2	.1	—	—
Total	$81.7	$65.6	$16.1	—	—

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or the Company’s future financial performance.  In addition, other statements the Company may make from time to time, such as press releases, oral statements made by Company officials and other reports the Company files with the Securities and Exchange Commission, may also contain such forward-looking statements.  Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

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

Prohibition Against Becoming a 5% Stockholder and No Further Acquisitions by Current 5% or Greater Stockholders

Unless the Company has previously consented in writing (i) no stockholder holding less than 5% of the outstanding shares of the Company’s Common Stock may acquire additional shares of Common Stock in an amount that would take such shareholder to 5% or more; and (ii) no current 5% or greater stockholder may acquire any additional shares.  The foregoing prohibition is contained in the Company’s charter documents, in order to preserve the tax benefits of the Company’s $168 million of NOLs.  All acquisitions of the Company’s Common Stock in violation of its charter prohibitions are null and void, and the Company is empowered to effectively rescind such acquisitions.  The Company may entertain requests for permission to exceed the limitations on stock acquisitions in the future, if the Company’s board of directors determines that such acquisitions would not jeopardize the Company’s ability to preserve and use its NOLs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes project debt financing for acquisition, development and construction of homes. The interest rates on the Company’s project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect the Company’s earnings and cash flows. Holding the Company’s variable rate debt balance constant as of September 30, 2005, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2005 of approximately $700,000.

ITEM 4 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

General

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

Effectiveness of Disclosure Controls and Procedures

As of September 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

Changes in Internal Control over Financial Reporting

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.  Changes to certain financial processes, information technology systems and other components of internal control over financial reporting may occur in the future and will be evaluated by management.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See Note 5 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company’s stockholders was held on August 11, 2005. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of the Company’s stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The Company’s director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of at least 98.6% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Geoffrey W. Arens	9,563,423	115,176
Phillip R. Burnaman II	9,560,279	118,320
Raymond J. Pacini	9,564,879	113,720
Thomas W. Sabin, Jr.	9,542,344	136,255

Proposal No. 2:     The Bolsa Chica Lower Bench Sale Proposal.  The holders of Common Stock cast 8,608,145 votes “for” and 4,927 votes “against” the Company’s proposal to sell the 103-acre Lower Bench of the Bolsa Chica Mesa for $65 million, subject to receipt of a Coastal Development Permit from the Coastal Commission for Upper Bench development.  Such votes constituted the affirmative vote “for” the Bolsa Chica Lower Bench Sale Proposal by the holders of approximately 88.9% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 456 abstentions and 1,065,071 broker non-votes by the holders of shares of Common Stock with respect to the Bolsa Chica Lower Bench Sale Proposal.

Proposal No. 3:  The Auditor Proposal.   The holders of Common Stock cast 9,674,727 votes “for” and 2,111 votes “against” the Company’s proposal to ratify the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. Such votes constituted the affirmative vote “for” the Auditor Proposal by the holders of approximately 99.9% of the outstanding Common Stock represented in person or by proxy at the Annual Meeting. There were 1,408 abstentions and 353 broker non-votes by the holders of shares of Common Stock with respect to the Auditor Proposal.

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

Date: November 8, 2005	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer