Form 10-K
period 2005-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2006-03-15
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, par value $.05 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2006 was $193,739,251.

The number of shares of Common Stock outstanding as of March 6, 2006 was 10,160,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CALIFORNIA COASTAL COMMUNITIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
INDEX

PART I

Item 1.                        Business

Overview of California Coastal Communities, Inc.

We are a residential land development and homebuilding company with properties owned or controlled in six Southern California counties (Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura). Our principal activities include:

•       obtaining zoning and other entitlements for land we own or control through purchase options or joint ventures;

•       improving the land for residential development; and

•       designing, constructing and selling single-family homes in Southern California.

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During 2006, we will focus our primary efforts to:

•       begin grading and building model homes for our Brightwater project located on the upper bench of the Bolsa Chica mesa in Orange County, California  in accordance with the Coastal Development Permit for 349 homes issued by the California Coastal Commission in December 2005;

•       complete the entitlement process for a 168-acre joint venture project near Oxnard, California; and

•       continue to expand our profitable homebuilding operations throughout Southern California.

However, we may also consider other strategic and joint venture opportunities; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

Our total revenues for the years ended December 31, 2005, 2004, and 2003 were $129.5 million, $76.0 million, and $55.8 million, respectively. Our total assets as of December 31, 2005 and 2004 were $330.4 million and $250.8 million, respectively. For the years ended December 31, 2005, 2004, and 2003, we delivered 113, 135, and 154 homes. Over the last ten years, we have delivered over 1,800 homes to families throughout Southern California.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our telephone number is (949) 250-7700.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•       Riverside County near the cities of Corona, North Corona and Riverside, and in the City of Beaumont;

•       San Bernardino County in the City of Ontario;

•       Northern Los Angeles County in the City of Lancaster; and

•       San Diego County in the Rancho Santa Fe area.

We expect to begin grading our Brightwater development project during the second quarter of 2006 and plan to process permits for seven homes on adjacent parcels, which would bring the total unit count up to 356. The following chart describes our current projects, their location and our year-end lot inventories:

Project	Location	12/31/05 Lot Inventory
Chandler Ranch	North Corona	83
Jasper Ranch	Riverside	1
Alisal at Ontario	Ontario	26
Woodhaven	Beaumont	102
Hearthside Lane	Corona	151
	Subtotal—Inland Empire	363
Alisal at Lancaster	Lancaster	49
Lancaster II	Lancaster	72
Quartz Hill	Lancaster	77
	Subtotal - Lancaster	198
Cancion	Rancho Santa Fe	26
Brightwater	Bolsa Chica	356
		943

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2009. We will continue to pursue residential lot acquisition opportunities throughout Southern California, including increasing our lot inventory in existing successful submarkets and expanding into additional submarkets. Up to approximately 555 additional single-family lots would be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will be dependent upon the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The Bolsa Chica upper mesa is the largest property in our portfolio, representing 40% of our total assets as of December 31, 2005. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach, to the south by open space and the Bolsa Chica wetlands, and to the west by open space, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings include 68 acres of developable land on the Bolsa Chica upper mesa planned for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, five acres in the City of Huntington Beach which are currently zoned agricultural, and approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. We are analyzing development alternatives for the 5-acre Huntington Beach parcel and expect to submit a proposed site plan later this year.

On December 15, 2005, we received a permit from the California Coastal Commission for development of the 349-home Brightwater residential community, which will offer a broad mix of home choices averaging 2,800 square feet and ranging in size from 1,700 square feet to 4,100 square feet. We expect to:

•       begin grading during the second quarter of 2006,

•       begin building model homes during the third quarter of 2006, and

•       start selling homes during the second quarter of 2007.

However, there can be no assurance in that regard, or as to the absence of further delays.

Our Brightwater plan also includes 37 acres of open space and conservation area. With 349 homes on 68 acres of the upper mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, we own land adjacent to the planned Brightwater development, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater.

On December 21, 2005, we completed the sale of a 103-acre parcel on the lower portion of the Bolsa Chica mesa to the State of California’s Wildlife Conservation Board for $65 million. The sale was approved by our stockholders at the August 11, 2005 Annual Meeting. We also completed the sale of 43 acres in the Bolsa Chica lowlands to the California State Lands Commission in December 2005 for $1.7 million. Our subsidiary received net proceeds of $923,000, after using $798,000 to reimburse the State for remediation costs, which were previously accrued.

During the first quarter of 2005, following the Coastal Commission’s conditional approval of our permit to develop Brightwater, we concluded that it is more likely than not that we will utilize all of our deferred tax assets, including net operating losses, to offset future taxable income. As a result, we recorded a $4.7 million reversal of valuation allowances on post-reorganization net operating losses and other deferred tax assets and a $38.5 million reversal of valuation allowance on federal pre-reorganization net operating losses. See Note 8 in our financial statements included in this Annual Report.

We used the following facts and assumptions in evaluating the value that we expect to receive from the Brightwater development project:

•       The Brightwater development permit provides for 349 homes aggregating approximately 980,000 square feet.

•       We own land adjacent to Brightwater, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community.

•       Development at Brightwater is projected to take approximately six months for infrastructure and two to three years for home construction.

•       We are currently planning to: (i) begin grading during the second quarter of 2006, (ii) begin building model homes during the third quarter of 2006, (iii) start selling homes during the second quarter of 2007, and (iv) start delivering homes in the fourth quarter of 2007.

•       As of January 2006, new home prices approximate $650 per square foot, including view and other premiums, in the local residential market (coastal Huntington Beach).

•       The finished lot component of home prices ranges from 60% to 65%.

•       Costs to improve the lots from their raw condition to finished lots, including building permits and city fees, approximate $140,000 per lot.

•       Home prices in the coastal Huntington Beach area (as well as other Orange County coastal areas) appreciated approximately 20% during 2005. While demand continues to exceed the supply of housing, pressure for continued appreciation of home prices may be reduced by any significant increases in interest rates.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. This estimation process assumes our ability to complete development and disposition of our real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect our development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Bolsa Chica upper mesa project is dependent upon various economic factors. Accordingly, the amount ultimately realized from the Brightwater project may differ materially from our current estimates and the project’s carrying value.

Oxnard Land Development—Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. We are in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. We currently expect the residential development plan to include approximately 800 single-family detached lots and approximately 750 attached family residential units (townhomes, condominiums, and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 555 of the single-family lots and 490 of the attached units would be developed on the 168 acres of optioned land that we currently expect to purchase. The option contracts give us two years, plus up to three additional years through the exercise of extensions, to complete these entitlement activities before purchasing the land. We have the right to terminate these option agreements by forfeiting the cash deposits. We are striving to complete the entitlement process by the end of 2006; however, delays could be encountered. We exercised six-month extensions in January and July 2005, and in January 2006.

During October 2003, we entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., our homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $3 million, as necessary, to complete the business plan. For contributions in excess of $5 million, the first $500,000 is to be contributed equally by us and our partner. At our discretion, we could continue to contribute equally to the next $500,000. Thereafter, the next $2 million is to be contributed equally between us. During the fourth quarter of 2005, we each contributed approximately $160,000 of the additional $3 million. We expect to make additional aggregate capital contributions of approximately $1.3 million to the joint venture during 2006. After payment of a 10% preferred return on invested capital to us and our partner, first tier profits are generally allocated 75% to our partner and 25% to us and second tier profits and losses over $5 million are generally allocated on a 50/50 basis. The first $5 million of losses are generally allocated 80% to our partner and 20% to us. While we exert a large degree of influence over the joint venture, our partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Homebuilding

We acquired 699 single-family residential lots during 2004 and 2005, which increased inventory in our existing markets in Riverside and San Bernardino counties, expanded into northern Los Angeles County and returned us to the San Diego County market. Although home prices in Southern California have increased 20% to 30% annually over the last few years, we do not expect appreciation to continue at that rate, but rather expect modest increases of less than 10% over the next year. The record rainfall during the fourth quarter of 2004 and the first quarter of 2005 negatively impacted our construction schedule and contributed to our lower number of home deliveries in 2005.

Our homebuilding projects are described below:

		Land	Commenced		Commenced		Deliveries
	Location	Acquisition	Construction		Sales		2003	2004	2005
Completed Projects	Various	n/a	n/a		n/a		154	135	52
Active Projects
Chandler Ranch	North Corona	2004	2005		2005		—	—	—
Cancion	Rancho Santa Fe	2003-2005	2005		2005		—	—	6
Alisal at Lancaster	Lancaster	2004	2004		2005		—	—	55
Alisal at Ontario	Ontario	2005	2005		2006	(a)	—	—	—
Woodhaven	Beaumont	2005	2005		2006	(a)	—	—	—
Hearthside Lane	Corona	2005	2005		2006	(a)	—	—	—
Quartz Hill	Lancaster	2005	2006	(a)	2006	(a)	—	—	—
Brightwater	Bolsa Chica	1970	2006	(a)	2007	(a)	—	—	—
							154	135	113

(a)           Pending

Riverside.   During 2003 and 2004, we acquired 67 lots for a project known as “Jasper Ranch” near the City of Riverside, in the master-planned community known as “Victoria Grove.”  We began construction of homes averaging 3,673 square feet during the third quarter of 2003 and opened for sales on these homes during June 2003. We delivered the first phase of five homes during the fourth quarter of 2003 at an average price of approximately $468,000, and an additional 38 homes during 2004, at an average price of approximately $612,000. We delivered 23 homes during 2005 at an average price of $694,000, and the remaining home is in escrow as of February 28, 2006.

Chino.   In May 2003, through a consolidated joint venture, we acquired 77 finished lots in Chino, California in San Bernardino County. This infill site is part of a new community known as The Reserve, which encompasses 244 homes. We began construction of homes averaging approximately 3,320 square feet during the fourth quarter of 2003 and opened for home sales in February 2004.  During 2004, we delivered 65 homes at an average price of $593,000, and delivered the remaining 12 homes at an average price of $622,000 during 2005.

During January 2004, we acquired 17 additional finished lots in the City of Chino which are near, but not a part of The Reserve, and are not a part of the joint venture described above. We began construction of homes averaging 2,990 square feet during the fourth quarter of 2004. We opened for sales at this project during January 2005 and delivered all 17 homes during 2005 at an average price of $568,000.

Rancho Santa Fe.   In October 2003, we entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of San Diego County in California. We acquired eight of the lots during the fourth quarter of 2003, 18 additional lots during 2004 and the final six lots during March 2005. During 2005, two model homes averaging approximately 3,370 square feet were completed and six homes were delivered at an average price of $1,223,000. As of February 28, 2006, 20 homes are in escrow at an average price of $1,340,000, and four additional homes are under construction and held for sale.

Lancaster.   We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004 and opened for home sales in January 2005. During 2005, we delivered 55 homes at an average price of $406,000. As of February 28, 2006, 25 homes are in escrow at an average price of $443,000, and eight homes are under construction and held for sale. In April 2005, we acquired an additional 72 lots in Lancaster, which will be marketed through the existing model homes.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community will be on 10,000 square foot lots and are currently planned to average 3,605 square feet. We expect to begin construction of models during the first quarter of 2006 and open for sales during the second quarter of 2006.

Corona.   We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 24 homes during January and February 2006 at an average price of $583,000. As of February 28, 2006, 21 homes are in escrow at an average price of $607,000, and 11 additional homes are under construction and have been released for sale.

During April 2005, we acquired 151 lots in Corona. Following construction of infrastructure, construction of homes averaging 3,583 square feet is expected to begin during the second quarter of 2006.

Ontario.   During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, planned to average 3,380 square feet, is an infill site situated very close to our projects in the City of Chino. Construction began during the fourth quarter of 2005, and sales are expected to begin during the first quarter of 2006.

Beaumont.   We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,518 square feet began during the first quarter of 2006, and sales are expected to commence during the first quarter of 2006.

Joint Ventures

We conduct our operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. We have utilized joint ventures in order to increase access to sources of capital, financing and land. We expect to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to us. The use of joint ventures may vary in the future in order to enable us to control an adequate supply of lots while minimizing capital commitments. We typically are required to fund a small percentage of the capital requirements of each joint venture, which amount is included in other assets in our consolidated balance sheets.

Land Acquisition

We typically consider numerous factors when analyzing the suitability of land for acquisition and development including, but not limited to: proximity to existing developed areas, population growth patterns, availability of existing community services (i.e. utilities, schools and transportation), employment growth rates, anticipated absorption rates for new housing, and the estimated cost of development. We try to avoid speculative building by constraining project phase sizes, and entitlement risks by acquiring entitled land when practicable and acquiring lots through the use of options, development agreements and joint ventures with lot owners, when available on favorable terms. Additionally, by forming joint ventures with various sources of capital, we have been able to obtain access to additional capital and construction financing to expand the number of lots we control and to spread project risk.

Strategic Alternatives

From time to time we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings, open market and other repurchases of our stock; dividends to our stockholders; and combinations of these alternatives. At this time our board of directors has not made a determination with respect to any of the forgoing, and we will continue to evaluate our strategy to position the company to maximize value to our stockholders.

Product Design

We contract with a number of outside architects, designers, engineers, consultants and subcontractors. We believe that the use of third parties for the production of the final design, engineering and construction reduces our costs, increases design innovation and quality, and reduces risks. We have a number of plans which we have used in various projects which can be re-used in new projects with appropriate modifications as necessary. We offer options and upgrades to provide our homebuyers with opportunities to customize their home to fit their lifestyle. The extent of such options and upgrades varies depending upon the project. However, structural and other changes which impact the build time of the home are typically limited.

We create architectural variety within our projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood appearances within our projects. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Generally, we select the exterior finishes of our homes subject to necessary architectural approvals. We offer homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. These services are offered at an additional cost to buyers through third parties contracted with by us, or the services may be provided through the homebuyer’s own consultants.

Construction and Development

We act as the general contractor for the construction of our projects. All of our construction work is performed by subcontractors. Our employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with our subcontractors are generally entered into after competitive bidding on a project-by-project basis. We have established relationships with a large number of subcontractors and we are not dependent to any material degree upon the services of any one subcontractor. Decreasing availability of insurance coverage for subcontractors, as well as the effects of increased worker’s compensation insurance rates, may have an adverse effect on the availability of qualified subcontractors.

We develop our residential projects in several phases generally averaging approximately six to 20 homes per phase. We determine the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while we measure consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few additional homes. Subsequent phases are generally not started until 90% to 100% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, we continue to accumulate data which enables us to make decisions on the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the factors above and the build time, which in turn varies generally with the size and complexity of the home, we typically complete construction of a phase within one of our developments in approximately five to eight months. We are continuously developing and refining our production practices in order to reduce cycle time within the construction process.

Sales and Marketing

We typically build, furnish and landscape model homes for each residential project and maintain on-site sales offices, which are usually open seven days a week once a project fully opens. We generally sell all of our homes through our sales representatives working from the sales offices located at the model homes used in each subdivision. When appropriate, we also use cooperative brokers to sell our homes. We conduct preliminary research concerning the credit status of each potential homebuyer in order to “pre-qualify” the homebuyer. Once the prospective homebuyer has been “pre-qualified” and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an “earnest money deposit” usually ranging from $4,000 to $30,000 and complete a purchase contract for the purchase of their home. We attempt to keep our contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process. When home purchase contracts are canceled, we seek to identify alternative homebuyers.

We make extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because our projects are often within a multi-builder community, we are able to participate in community-wide advertising that highlights all of the projects within the same community. We provide flooring and other amenities and upgrades to our homebuyers through the various vendors with which we contract.

Backlog

Backlog represents the number of our homes that are under sales contracts. All of the homes in backlog as of December 31, 2005 are expected to be delivered during fiscal 2006. Sales of our homes are made pursuant to standard sales contracts, which require a customer deposit at the time of execution. We generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposits if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. A home sale is placed in backlog status upon execution of such a contract and receipt of an earnest money deposit and is removed when such contracts are canceled as described above, or the home purchase escrow is closed. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

Our backlog at December 31, 2005 reached 82 units, up 1,071% from the seven backlog units at year-end 2004. The aggregate sales value of our backlog was $53.9 million at December 31, 2005. Our backlog ratio was 48% for the fourth quarter of 2005 and 102% for the fourth quarter of 2004. Backlog ratio is defined as unit deliveries as a percentage of beginning backlog in the quarter. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year.

Competition

The home building industry is highly competitive and fragmented. We do not have a significant market presence in any of the geographic areas where we are currently building homes or where we expect to build homes in the future. Most of our competitors have substantially greater financial resources than we do, and they have much larger staffs and marketing organizations. However, we believe  we compete effectively in our existing markets as a result of our product design, development expertise, and our reputation as a producer of quality homes. We have seen the financial resources of our competitors increase as a result of the industry consolidation experienced in the past few years. As we enter and until we develop a reputation in a new market area, we expect to face even more significant competitive pressures. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor.

Regulation

The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various federal, state and local authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design, as well as the manner in which we conduct sales activities and otherwise deal with our customers. Such regulations affect development activities by directly affecting the viability and timing of projects.

We must obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If these authorities determine that existing utility services will not adequately support proposed development (including possibly in ongoing projects), building moratoria may be imposed. As a result, we devote an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, we may be required to obtain additional approvals or modifications of approvals previously obtained or even stop all work. These increasing regulations may result in a significant increase in time (and related carrying costs) between our initial acquisition of land and the commencement and completion of our developments. In addition, the extent to which we participate in land development activities subjects us to greater exposure to regulatory risks.

The residential homebuilding industry is also subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

Raw Materials

Typically all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, increases in the price of lumber and other materials have a negative impact on margins. In the last 12 months, we have experienced some delays, shortages and price increases for many raw materials components. Notably, lumber, concrete, plastic and drywall products have been significantly affected in both price and availability, in part due to the ongoing rebuilding efforts in the areas affected by Hurricane Katrina in 2005. We have minimized the delays based on our long-term relationships with subcontractors and suppliers.

Homeowner Warranty

We provide homeowners with a limited warranty for the items listed in the homeowner warranty manual, which does not include items that are covered by manufacturers’ warranties (such as appliances and air conditioning) or items that are not installed by our employees or contractors (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in California may grant homebuyers rights in addition to those that we provide.

Mortgage Company Services

We offer mortgage broker services to our homebuyers through an unconsolidated joint venture with an affiliate of Wells Fargo Home Mortgage. We are not a lender under this arrangement, as we merely provide access to Wells Fargo as a source of home financing. The sales of our homes are not conditioned on using this arrangement.

Environmental and Regulatory Matters

Before we can develop a property, we must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, our ability to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future.

In December 2005, we received our permit to build the 349-home Brightwater community on the upper mesa of Bolsa Chica next to Huntington Beach, California, from the Coastal Commission. We currently expect to obtain a grading permit from the County of Orange and begin grading during the second quarter of 2006; however, there can be no assurance that delays will not be encountered.

We have expended and will continue to expend significant financial and managerial resources for compliance with environmental regulations and local permitting requirements. Although we believe  our operations are generally in compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. We do not believe that such costs will have a material adverse effect on our business, financial condition or results of operations. The currently identifiable risks and uncertainties regarding other matters are discussed below in “Item 3. Legal Proceedings” and in “Note 7—Other Liabilities” to the financial statements included in this Annual Report.

Corporate Indemnification Matters

We, and our predecessor and affiliated companies, have disposed of numerous assets and businesses since 1986. Most of these dispositions have involved businesses that are unrelated to our current operations. By operation of law or contractual indemnity provisions, we may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for these liabilities. A portion of these liabilities is supported by insurance or by indemnities from certain of our previously affiliated companies. We believe our balance sheet reflects adequate reserves for these matters. More information on our contingent indemnity and environmental obligations is contained in “Item 3. Legal Proceedings” and “Note 7—Other Liabilities”  in the financial statements included in this Annual Report.

Employees

As of February 28, 2006 we and our subsidiary companies had 64 employees. We believe that our relations with our employees are good. No employees are represented by a collective bargaining agreement.

Seasonality

The rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We have typically delivered a greater percentage of homes in the second half of the fiscal year compared with the first half. In recent years, this has been due in part to the timing of land acquisitions and the ensuing course of development and construction required prior to delivering homes. During 2003 through 2005, the majority of lot acquisitions were completed during the second quarter and were followed by off-site and on-site infrastructure and construction of models prior to the start of production of homes. In addition, the number of homes sold during the spring and summer months is typically greater than other periods during the year and new home deliveries trail orders for new homes by up to six months. In the years ended December 31, 2005, 2004, and 2003, 88%, 85%, and 73% of homes delivered during the respective year were delivered in the last two quarters of the year. As a result, our revenues and operating earnings from sales of homes have been significantly higher in the second half of our fiscal year.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

We encourage the public to read our periodic and current reports. We think these reports provide additional information which prudent investors will find important. A copy of these filings as well as any future filings may be obtained, at no cost, by writing to our investor relations representative: Shareholder Services, 225 West Station Drive, Suite 545, Pittsburgh, PA 15219. Information about our homebuilding subsidiary and limited information about us can also be found at http://www.hearthside-homes.com.

Item 1A.                Risk Factors

In addition to the risks previously mentioned, the following important risk factors could adversely impact our business. These risk factors could cause our actual results to differ materially from the forward-looking and other statements that we make in periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as other statements made from time to time by our representatives. If any of the following risks develop into actual events, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected:

Factors may affect our future results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995).

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements include, but are not limited to:

•       statements about our strategies, plans, objectives, goals, expectations and intentions;

•       information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities;

•       the impact of demographic trends and supply constraints on the demand for and supply of housing;

•       housing market conditions in the geographic markets in which we operate;

•       the number and types of homes and number of acres of land that we may develop and sell;

•       the ability to deliver homes from backlog;

•       the timing and outcomes of regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new communities (including, but not limited to ongoing administrative proceedings related to our joint venture near Oxnard, California);

•       the ability to secure materials and subcontractors;

•       the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future;

•       our ability to realize the value of our net operating loss carry forwards;

•       our ability to continue relationships with current or future partners;

•       the effectiveness and adequacy of our disclosure and internal controls;

•       the impact of recent accounting pronouncements; and

•       stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances,  which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

Although we believe that our strategies, plans, objectives, goals, expectations and intentions reflected in, or suggested by these forward-looking statements are reasonable given current information available to us, we can give no assurance that any of them will be achieved.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Our homebuilding operations lack geographic diversification.

Our residential land development and homebuilding operations are limited to the following six Southern California counties: Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura. Therefore, economic and other events that adversely impact this comparatively narrow geographic region will have a direct negative impact on our business and operations. Because we do not have more diversified geographic operations, the following risk factors should be considered with extreme care given the potential material adverse effect on our limited operations that could occur if any of these risks become a reality.

Our business is cyclical and downward changes in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes in these areas.

The residential homebuilding industry is sensitive to changes in economic conditions such as those which are listed below. Adverse changes in any of these conditions generally, or in the market regions where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings.

Our business is substantially affected by changes in national and general economic factors outside of our control, such as:

•       short and long term interest rates;

•       the availability of financing for homebuyers;

•       consumer confidence (which can be substantially affected by external conditions, including international hostilities involving the United States);

•       consumer income;

•       federal mortgage financing programs; and

•       federal income tax provisions.

The cyclicality of our business is also highly sensitive to changes in economic conditions that can occur on a local or regional basis, such as changes in:

•       housing demand;

•       population growth;

•       employment levels and job growth; and

•       property taxes.

The factors described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction has even begun on their homes. In addition, some of the factors described above could cause some homebuyers to cancel their home purchase contracts altogether.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on our homebuilding business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs. Rebuilding efforts underway in the gulf coast region of the United States following the destruction caused by the two devastating hurricanes there in the summer of 2005 may cause or exacerbate shortages of labor and/or certain materials.

Inflation may result in increased costs that we may not be able to recoup if demand declines.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to increase the sales price of homes in order to maintain satisfactory margins. However, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand, in which case we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Severe weather conditions and natural disasters could delay deliveries, increase costs and decrease demand for new homes in affected areas.

Weather conditions and natural disasters such as earthquakes, landslides, floods, droughts, fires, extended periods of rain and other environmental conditions can harm our homebuilding business on a local or regional basis. Civil unrest can also have an adverse effect on our homebuilding business.

The homebuilding industry has not experienced an economic downturn in many years, which may have resulted in land and new homes being overvalued.

Although the homebuilding business historically has been cyclical, it has not experienced a downturn in many years. During 2005, land and home prices rose significantly in several of our markets. Some have speculated that the prices of land and new homes, and the stock prices of companies like ours that build new homes, are inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes would have an adverse effect on our homebuilding business, in particular on our revenues and margins. A decline in our stock price could also make financing or raising capital more difficult and expensive.

When mortgage-financing costs are high, or as credit quality declines, customers may be unwilling or unable to purchase our homes.

The majority of our homebuyers finance their purchases through our joint venture with Wells Fargo or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality or other issues. If mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be adversely affected.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable, if new home prices decline, interest rates increase or there is a downturn in the economy.

Our backlog numbers reflect the number of homes for which we have entered into a sales contract with a customer but not yet delivered. Those sales contracts typically require only a small deposit and the deposit is generally refundable if customers are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. If the prices for new homes begin to decline, interest rates increase or there is a downturn in local or regional economies or the national economy, homebuyers may have financial incentive to terminate their existing sales contracts in order to negotiate for a lower price or to explore other options. Such a result could have an adverse effect on our homebuilding business and our results of operations.

Competition for homebuyers, labor and materials could reduce our deliveries or decrease our profitability.

The homebuilding industry is highly competitive for skilled labor, materials and suitable land, as well as homebuyers. We compete in each of our markets with numerous national, regional and local homebuilders many of whom have substantially greater resources than we do. In addition, smaller regional and local builders can have an advantage in local markets because of long-standing relationships they may have with local labor or land sellers. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.

We also compete with resales of existing used or foreclosed homes, housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes and increase cancellations of sales contracts in backlog.

Slow or no growth initiatives have been or may be adopted in regions where we operate, which could adversely affect our ability to build or timely build in these areas.

Some municipalities where we operate have approved, and others where we operate may approve, various slow growth or no growth homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. Approval of slow growth, no growth or similar initiatives (including the effect of these initiatives on existing entitlements and zoning) could adversely affect our ability to build or timely build and sell homes in the affected markets and or create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our future revenues and earnings.

We may not be able to acquire land suitable for residential homebuilding at reasonable prices, which could increase our costs and reduce our revenues, earnings and margins.

The availability of finished and partially developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, and zoning, allowable housing density and other regulatory requirements. Our long-term ability to build homes depends upon our acquiring land suitable for residential building at reasonable prices in locations where we want to build. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Over the past few years, we have experienced an increase in competition for suitable land as a result of land constraints in many of our markets. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings and margins.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, and compliance with federal, state and local regulations related to our business could have substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding projects.

Our homebuilding business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.

Our business is conducted in California, which is one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and complete residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

Changing market conditions may adversely impact our ability to sell homes at expected prices, which could reduce our margins.

There is often a significant amount of time between when we initially acquire land and when we can make homes on that land available for sale. The market value of a proposed home can vary significantly during this time due to changing market conditions. In the past, we have benefited from increases in the value of homes over time, but if market conditions were to reverse, we may need to sell homes at lower prices than we anticipate. We may also need to take write-downs of our home inventories and land holdings if market values decline.

Home prices and sales activity in the particular markets and regions in which we do business impact our results of operations because our business is concentrated in these markets.

Home prices and sales activity in some of our key markets have declined from time to time for market-specific reasons, including adverse weather or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of the key markets in which we operate, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely impacted.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our financial results.

We could be hurt by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic or international instability could adversely affect our business.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease our principal executive offices, which are located in Irvine, California. We believe that our properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on our results of operations. We own land, lots, and homes that are held as inventory in the ordinary course of our homebuilding business. These properties are discussed in “Item 1—Business” of this Annual Report.

Item 3.                        Legal Proceedings

In December 2005, we resolved an environmental property matter with the State of California that began in 1999 when PCBs were discovered on a 43-acre property we acquired in the Bolsa Chica lowlands in 1997. We acquired this land with the intent of selling it to the State in connection with the State’s planned restoration of 1,000 acres of the adjacent wetlands. In anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified us in 1999 that it had discovered contamination from a group of chemicals called PCBs. In 2002, the State’s Department of Toxic Substances Control  became the regulatory agency responsible for overseeing our efforts to clean up the contamination on this property and our subsidiary entered into a consent order regarding the clean up. Our subsidiary prepared a Remedial Investigation Workplan, which was approved by the State in August 2003. A Remedial Action Workplan was approved by the State in December 2004, and the removal of the contaminated soil was completed during September 2005. In July 2005, our subsidiary entered into an agreement with the State Lands Commission to sell this property to the State for $1.7 million, with up to $1 million of such funds to be utilized for accrued remediation costs. Following the State’s acceptance of the remediation work in December 2005, we completed the sale of this property, for which our subsidiary received net proceeds of $923,000, after using $798,000 to reimburse the State for actual remediation costs. As of December 31, 2005, our subsidiary had no additional amounts accrued for environmental testing and clean up of this property since the remediation has been completed to the State’s satisfaction.

In May 2004, our subsidiary received an invoice from the State for $793,000 for its oversight and clean up costs incurred with respect to PCBs found on neighboring residential properties. Since receiving the original invoice, our subsidiary has received invoices for an additional $131,000. However, our subsidiary contends, based upon advice of counsel, that it is not responsible for these costs because:

•       we did not develop or build the neighboring residential properties,

•       we did not generate the contamination,

•       the contamination did not emanate from our property and the 43-acre site should not be part of the same site as the residential properties, and

•       the State did not submit these bills in accordance with the requirements of the applicable law.

Therefore, our subsidiary intends to vigorously defend itself in this matter and, given our belief that we will prevail in this matter, we have not accrued for any of the State’s $924,000 of claims related to the clean up of these residential properties.

Our consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by our former affiliated companies whose business was unrelated to our current homebuilding operations. On April 6, 2005, we and RESCO Holdings, Inc., a former affiliate, settled litigation with Dresser Industries, Inc., and we paid $1.33 million as our share of the settlement, which was the amount of our litigation accrual at December 31, 2004.

The case was filed in 2002 as “Dresser Industries, Inc. vs. California Coastal Communities, Inc. and RESCO.,” in the 58th Judicial District Court of Jefferson County, Texas. Dresser sought a declaratory judgment regarding the rights and obligations of the parties under a 1988 purchase agreement. Under the agreement, Dresser acquired an engineering and construction business from The M.W. Kellogg Company. RESCO and Kellogg are former affiliates of ours. Kellogg and its parent company, Wheelabrator Technologies, Inc., agreed to indemnify Dresser against certain pre-sale claims. In a later transaction, Wheelabrator assigned to us certain assets and liabilities relating to the 1988 agreement. Dresser also sought unspecified damages for breach of the 1988 agreement, along with attorney’s fees and costs. Dresser’s indemnity claims related to several hundred lawsuits encompassing approximately 5,900 contested asbestos claims made by third parties in connection with work in facilities in which the Dresser-acquired engineering and construction business was allegedly connected.

Neither we nor RESCO admitted any fault or liability with respect to Dresser’s claims and, while we believe we had numerous defenses to Dresser’s claims, we decided to settle the matter in order to avoid the continued cost and uncertainty of litigation. As of December 31, 2005, we have no additional amounts accrued for this litigation since it was settled in April 2005.

Item 4.                        Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of security holders.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following tables set forth information with respect to bid quotations for our common stock  for the periods indicated as reported on the Nasdaq National Market. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$26.40	$23.80
Second Quarter	$34.39	$25.20
Third Quarter	$37.15	$32.25
Fourth Quarter	$40.10	$33.47
2004
First Quarter	$18.70	$10.50
Second Quarter	$20.55	$14.00
Third Quarter	$22.85	$17.50
Fourth Quarter	$24.50	$18.01

The number of beneficial holders of our common stock as of March 6, 2006 was approximately 1,700. We have not paid any cash dividends on our common stock to date, nor do we currently intend to pay regular cash dividends on our common stock.

Item 6.                        Selected Financial Data

Our Selected Financial Data is set forth on page 31 of this Annual Report.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 31 of this Annual Report.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We utilize project debt financing for acquisition, development and construction of homes. The interest rates on our project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of December 31, 2005, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $600,000.

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements, schedules and supplementary data and that of our subsidiaries are listed under Item 15, and are submitted as a separate section of this Annual Report, beginning on page F-2.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

No matter how well a control system is conceived and operated, it can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Therefore, no cost-effective control systems and no evaluation of controls can provide absolute assurance that all control issues and instances of misstatements due to error or fraud, if any, within our company have been detected.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which appears below.

/s/ RAYMOND J. PACINI
Raymond J. Pacini
President and Chief Executive Officer
/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Coastal Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, that California Coastal Communities, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2006

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information appearing under the captions “Our Management” in the Proxy Statement for our 2006 Annual Meeting of our Stockholders is for the limited purpose of providing the information necessary to comply with this Item 10, incorporated herein by this reference.

We have adopted a Code of Ethics and Business Conduct applicable to our directors and all of our employees, including our Chief Executive Officer, Chief Financial Officer, and any other principal executive, senior financial or principal accounting officer. The full text of the Code of Business Conduct and Ethics is available in print to any stockholder who requests a printed copy by writing to: California Coastal Communities, Inc., Attn: Investor Relations, 6 Executive Circle, Suite 250, Irvine, California 92614.

Item 11.                 Executive Compensation

Information appearing under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is for the limited purpose of providing the information necessary to comply with this Item 11, incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the captions “Our Management” and “Compensation of Directors and Executive Officers” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, and is for the limited purpose of providing the information necessary to comply with this Item 12, incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions

Information appearing under the captions “Certain Relationships and Related Transactions” and “Compensation of Directors and Executive Officers” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, and is for the limited purpose of providing the information necessary to comply with this Item 13, incorporated herein by this reference.

Item 14.                 Principal Accounting Fees and Services

Information in answer to this Item appears under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is, for the limited purpose of providing the information necessary to comply with this Item 14, incorporated herein by this reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

Our following consolidated financial statements and supplementary data is included in a separate section of this Annual Report commencing on the page numbers specified below:

(2)   Consolidated Financial Statement Schedules:

All schedules have been omitted since they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)   Listing of Exhibits:

3.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
3.01(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.01(b) to the Registrant’s Annual Report on Form 10-K for 2004.
3.02

Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant’s Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.

4.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
4.01(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to item 3.01 (b).
4.02

Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant’s Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.

10.01	Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.01 to the Registrant’s Annual Report on Form 10-K for 2004.
10.02	Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10.
10.03	Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10.

10.04	Retirement Plan of the Registrant, incorporated by reference to Exhibit 10.16 to Amendment No. 3 on Form 8 to the Registrant’s Registration Statement on Form 10.
10.04A	Amendment to Retirement Plan of the Registrant dated December 8, 1993, incorporated by reference to Exhibit 10.07A to the Registrant’s Annual Report on Form 10-K for 1993.
10.04B	Amendment to Retirement Plan of the Registrant dated effective January 1, 2000, incorporated by reference to Exhibit 10.08B to Registrant’s Annual Report on Form 10-K for 1999.
10.04C	Amendment to Retirement Plan of the Registrant dated December 19, 2001, incorporated by reference to Exhibit 10.08C to Registrant’s Annual Report on Form 10-K for 2001.
10.04D	Amendment to Retirement Plan of the Registrant dated December 30, 2002, incorporated by reference to Exhibit 10.04D to Registrant’s Annual Report on Form 10-K for 2002.
10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for 1999.
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

10.06D

Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 14, 2005, incorporated by reference to Exhibit 10.08 to Registrant’s original Annual Report on Form 10-K for 2004.

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

10.07D

Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 14, 2005, incorporated by reference to Exhibit 10.08 to Registrant’s original Annual Report on Form 10-K for 2004.

10.08

Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant and Mr. Michael J. Rafferty, dated as of August 8, 2005, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.09

Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. John W. Marshall, dated as of August 8, 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2005.

10.10*	Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of May 1, 1998.
10.10A*	Modification of Employment Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of November 12, 2003.
10.10B*	Extension and Modification Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of July 20, 2005.
10.11	Audit Committee Policy for Pre-Approval of Auditor Services of the Registrant, incorporated by reference to Exhibit 10.08 to Registrant’s original Annual Report on Form 10-K for 2004.
21.01*	Subsidiaries of the Registrant.
31.1*	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2*	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1*	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.**

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

Date: March 15, 2006	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ GEOFFREY W. ARENS	Director	March 15, 2006
(Geoffrey W. Arens)
/s/ PHILLIP R. BURNAMAN II	Director	March 15, 2006
(Phillip R. Burnaman II)
/s/ RAYMOND J. PACINI	President, Chief Executive Officer and Director	March 15, 2006
(Raymond J. Pacini)
/s/ THOMAS W. SABIN, JR.	Director and Chairman of the Board	March 15, 2006
(Thomas W. Sabin, Jr.)
/s/ SANDRA G. SCIUTTO	Senior Vice President and	March 15, 2006
(Sandra G. Sciutto)	Chief Financial Officer

Item 6.                        Selected Financial Data

Set forth below is selected financial data about us and our consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management’s Discussion and Analysis.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share amounts)
Balance sheet data at period end:
Unrestricted cash, cash equivalents and short-term investments	$38.0	$9.0	$14.7	$9.2	$16.2
Total assets	330.4	250.8	198.1	187.6	180.2
Project debt	57.9	22.6	10.4	9.8	3.1
Total stockholders’ equity	$246.9	$178.9	$164.6	$159.9	$159.0
Shares outstanding at end of period	10.2	10.1	10.1	10.1	10.1
Stockholders’ equity per common share(a)	$24.21	$17.71	$16.30	$15.83	$15.74
Statement of operations data:
Homebuilding	$62.7	$75.9	$54.7	$32.8	$39.0
Non-residential land	66.8	.1	1.1	—	—
Total revenues	$129.5	$76.0	$55.8	$32.8	$39.0
Net income(b)	28.4	4.8	2.9	1.7	11.1
Per common share—basic:
Earnings	$2.78	$.48	$.29	$.17	$1.10
Per common share—diluted:
Earnings	$2.70	$.44	$.27	$.16	$1.10
Weighted-average shares outstanding—basic	10.2	10.1	10.1	10.1	10.1
Weighted-average shares outstanding—diluted(c)	10.5	10.8	10.8	10.8	10.1

(a)           We believe that stockholders’ equity per common share, which is computed by dividing stockholders’ equity by common shares outstanding at the end of each period, is a useful supplemental measure of the strength of our balance sheet and an indicator of the historical carrying basis of our net assets.

(b)          In addition to homebuilding operations, net income for the year ended December 31, 2005 reflects income from the sale of non-residential land at Bolsa Chica, in Orange County, California. In addition to homebuilding operations, net income for the year ended December 31, 2001 reflects other income from receipt of securities as demutualization proceeds from an insurance company in which we were a policy holder, and the settlement or resolution of certain tax and other liabilities.

(c)           Beginning the year ended December 31, 2002, the increase in weighted-average shares outstanding—diluted reflects outstanding options with an exercise price below the average market price of our common stock.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Consolidated Financial Statements and Notes which are set forth below commencing on page F-2 of this Annual Report.

Overview

We are a residential land development and homebuilding company with properties owned or controlled in six Southern California counties (Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura). Our principal activities include:

•       obtaining zoning and other entitlements for land we own or control through purchase options or joint ventures;

•       improving the land for residential development; and

•       designing, constructing and selling single-family homes in Southern California.

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During 2006, we will focus our primary efforts on:

•       begin grading and building model homes for our Brightwater project located on the upper bench of the Bolsa Chica mesa in Orange County, California  in accordance with the Coastal Development Permit for 349 homes issued by the California Coastal Commission in December 2005;

•       complete the entitlement process for a 168-acre joint venture project near Oxnard, California; and

•       continue to expand our profitable homebuilding operations throughout Southern California.

However, we may also consider other strategic and joint venture opportunities; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

From time to time we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings, open market and other repurchases of our stock; dividends to our stockholders; and combinations of these alternatives. At this time our board of directors has not made a determination with respect to any of the forgoing, and we will continue to evaluate our strategy to position the company to maximize value to our stockholders.

We currently have on-going Southern California projects in Riverside County near the cities of Beaumont, Corona, North Corona and Riverside, in the City of Ontario in San Bernardino County, in the City of Lancaster in northern Los Angeles County, and in the Rancho Santa Fe area in San Diego County. With the December 15, 2005 Coastal Commission issuance of the permit for development of our 349-home Brightwater project, our inventory of entitled land available for homebuilding projects represents approximately a 3.5 year (2006-2009) supply at levels well above recent years. These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2009. We will continue to pursue residential lot acquisition opportunities throughout Southern California, including increasing our lot inventory in existing successful submarkets and expanding into additional submarkets. Up to approximately 555 additional single-family lots would be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will be dependent upon the final outcome of the entitlement process.

Bolsa Chica is our largest asset, representing 40% of total assets at December 31, 2005. It has required and continues to require significant investments for entitlement and land development activities. On October 5, 2005, the County of Orange approved modifications to our site plan and on October 18, 2005 approved the tentative tract map for 349 homes. These approvals were necessary to comply with the Coastal Commission’s conditions of approval for our permit, which we received in December 2005.

The Brightwater planned community will offer a broad mix of home choices averaging 2,800 square feet and ranging in size from 1,700 square feet to 4,100 square feet. The plan also includes 37 acres of open space and conservation area. With only 349 homes on 68 acres, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. We also plan to process a tentative tract map for seven additional homes in the City of Huntington Beach. In addition, we have offered approximately 51 acres of land on the Huntington Mesa for dedication to the County of Orange to complete the Harriett M. Wieder Linear Park.

On December 21, 2005, we completed the sale of a 103-acre parcel on the lower bench of the Bolsa Chica mesa  to the State of California’s Wildlife Conservation Board for $65 million. The sale was approved by our stockholders at the August 11, 2005 Annual Meeting.

Bolsa Chica is carried at fair value as of September 2, 1997, following adoption of Fresh-Start Reporting as discussed in Note 1 to the Consolidated Financial Statements, as adjusted by subsequent activity. Our real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

Impact of Inflation; Changing Prices and Economic Conditions

Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, gross margin from home sales would decrease. If interest rates increase, construction and financing costs would also increase, which can also result in lower gross margin from home sales. The volatility of interest rates could have an adverse effect on our future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities we offer.

In general, while these price increases have been greater than the general rate of inflation in our housing markets, they have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising home costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which our homes sell, we have not found this risk to be a significant problem. Inflation has a lesser short-term effect on us because we generally negotiate fixed-price contracts with our subcontractors and material suppliers for the construction of our homes. These prices are generally applicable for a specified number of homes.

There can be no assurance regarding the continued health of the Southern California residential real estate market. In particular, (i) the significant increases in home prices over the last six years and the related decline in the affordability of new homes in Southern California, (ii)  the state of the national economy, continued increases in interest rates by the Federal Reserve Board and the possibility of a recession in the future, and (iii) the volatility in the stock market, collectively may exert recessionary pressures on the California economy and may have a negative impact on the Southern California housing market.

While low mortgage rates have sustained housing demand to date, interest rates have been rising and any significant future increase in mortgage rates or significant loss of jobs in Southern California would most likely slow demand for new homes. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales volume and prices. The tight supply of available homes in Southern California has resulted in significant home price increases over the last six years. As a result, the affordability of new homes has been declining and could jeopardize future demand. The percentage of home buyers utilizing variable-rate and/or interest only mortgages to afford Southern California new home prices has been increasing. These buyers may be more sensitive to increases in interest rates and may encounter difficulty in making increased mortgage payments on their homes in the future. This could have negative consequences on the demand for new homes if it results in reduced buyer confidence and an increase in secondary market homes available for sale, competing with sales of new homes.

Approximately 38% (based on number of lots) of our active homebuilding projects are located in the “Inland Empire” area of Southern California, which includes Riverside and San Bernardino counties; however, in 2006 we will also be actively developing our 349-home Brightwater community adjacent to Huntington Beach, California. None of our projects experienced any direct impact from the Southern California landslides in early 2005. The Inland Empire has experienced significant population and job growth in the past decade. While continued population growth and demand for new homes are expected to continue, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to diminish or cease. We are continuing to pursue land development and lot acquisition opportunities throughout Southern California.

During 2005, the homebuilding environment remained strong due to a positive supply/demand relationship in Southern California, as well as relatively low interest rates. As a result of this favorable environment and growth in the number of our active communities, our net new orders increased by 54% in 2005. Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further, during 2005, home prices rose significantly in all of our markets. This has led some people to assert that the prices of land, new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes could adversely affect both our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

Critical Accounting Policies and Estimates

In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Note 2 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

We assess the impairment of land held for future development or sale, real estate inventories, and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Given the significance of the carrying value of land held for future development or sale and real estate inventories, the application of SFAS No. 144 in evaluating any potential impairment is critical to our consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements.

The Bolsa Chica property is our largest asset. Prior to the December 2005 receipt of our Brightwater permit, the property was included in land held for future development or sale. In December 2005, we sold approximately 146 acres of the property to the State. Beginning in December 2005, the remaining portion consisting of approximately 214 acres is included in real estate inventories.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, we incorporated our own market assumptions including those regarding home prices, infrastructure, home-building costs, and financing costs regarding both land held for future development or sale and real estate inventories. Additionally, as appropriate, we identify alternative courses of action to recover the carrying value of our long-lived assets and evaluate all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes our ability to complete development and disposition of our real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of our Brightwater project is dependent upon various economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated statements include  our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Minority interest represents the equity interest of our joint venture partner for one consolidated venture and is further described in Note 9 to the Consolidated Financial Statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 5 to the Consolidated Financial Statements.

Income Taxes

We account for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of our historical federal tax net operating losses, as discussed in Note 8 to the Consolidated Financial Statements, the application of our policy in evaluating the expected future benefit of net operating losses is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

We remain subject to the general rules of Section 382, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.61% as of February 2006) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of February 28, 2006, we have experienced a three-year cumulative ownership shift of approximately 40%, as computed in accordance with Section 382.

Homebuilding Revenues and Cost of Sales

Our homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and the homes are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer, and the earnings process is complete. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain projections and estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The cost of sales is recorded based upon total estimated costs within a subdivision and allocated using the relative sales value method. Our construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors.

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 7 and 10 in our financial statements included in this Annual Report. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees.”  SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. In the first quarter of 2006, we will adopt SFAS 123(R) using the modified prospective method, which requires that compensation is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. As discussed further in Note 13—Stock Plans, we adopted the fair value recognition provisions of SFAS 123 in 2003. The adoption of SFAS 123(R) will not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An amendment of APB 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective beginning in our first quarter of 2006. We have evaluated the impact of adopting SFAS 153 and have determined that it will not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This statement is effective beginning in our first quarter of 2006. We have evaluated the impact of adopting SFAS 154 and have determined that it will not have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 affects the consolidation of entities in which a general partner or managing member is presumed to control a partnership or limited liability company. EITF 04-5 will be effective for us beginning in the first quarter of 2006. We have evaluated the impact of adopting EITF 04-5 and have determined that it will not have a material impact on our consolidated financial position, results of operations, or cash flows upon initial adoption. EITF 04-5 may materially impact our consolidated financial position, results of operations, or cash flows in future periods should we form new limited partnerships or modify existing limited partnerships such that we are deemed to control the limited partnership. Under those circumstances, we may be required by EITF 04-5 to consolidate the limited partnership.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	2005	2004	2003
Cash and cash equivalents	$7.7	$9.0	$14.7
Short-term investments	30.3	—	—
Cash (used in) provided by operating activities	(4.6)	(9.7)	0.9
Cash used in investing activities	(31.6)	(1.1)	—
Cash provided by financing activities	34.9	5.1	4.6

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. We are currently utilizing internally generated cash to fund our Brightwater land development project at Bolsa Chica and, along with joint venture contributions, to fund the Oxnard land development project. We expect to obtain construction financing for infrastructure and homebuilding activities at Brightwater. We expect to make an aggregate additional capital contribution of approximately $1.3 million to the Oxnard joint venture during 2006. See Note 5 in our financial statements included in this Annual Report. We are utilizing internally generated cash and project debt to fund construction of our homebuilding projects. Our current and pending homebuilding projects, (excluding Brightwater) which are primarily in the “Inland Empire” area of Southern California (Riverside and San Bernardino counties) and Lancaster in northeastern Los Angeles County, are currently expected to generate approximately $90 million of positive cash flows over the next three years, based on present economic conditions and market assumptions. However, any adverse change in such conditions or assumptions would adversely impact the amount of our cash flows. Our unrestricted cash and cash equivalents and short-term investments as of December 31, 2005 were $38 million. We believe that our cash and cash equivalents, short-term investments, future real estate sales proceeds, and funds available under our current and future credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects, and the Oxnard and Brightwater land development projects, along with general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2005, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

2005 Compared with 2004

Cash flows from operations for 2005 primarily reflect sales proceeds of $62.7 million from deliveries of 113 homes and land sales proceeds of $66.8 million, primarily from the sale of the lower bench portion of the Bolsa Chica mesa. Approximately $30 million of the proceeds from the sale of the lower bench were used to repay project debt in December 2005, and an additional $30 million was invested in short-term auction rate securities, which are long-term municipal bonds and preferred stock with interest rates that reset through an auction process every seven to 90 days. Cash flows from financing activities reflect net borrowing under project debt financing of $35.3 million. These sources of funds were used primarily for investments in real estate and construction costs of $122.9 million, including the acquisition of an aggregate of 434 lots in 2005. Lots acquired were throughout Southern California and include 151 in Corona, 149 in Lancaster, 102 in Beaumont, 26 in Ontario and 6 lots in the Rancho Santa Fe, California area. Other significant uses of cash include joint venture (minority interest) distributions for the Chino project of $600,000, approximately $3.7 million for investment in the Brightwater project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses paid of approximately $5.3 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $1.3 million decrease in cash and cash equivalents.

The $203.7 million increase in real estate inventories reflects (i) $131 million reflecting the inclusion of 110 acres of the Bolsa Chica upper mesa that, prior to issuance of the permit for Brightwater in December 2005, was included in land held for development or sale, and (ii) the purchase of 434 lots described above and project construction, partially offset by reductions recorded upon sale of homes.

The $5.0 million decrease in other assets primarily reflects a decrease in predevelopment costs, which primarily includes land option deposits and related costs, as of December 31, 2005.

Accounts payable and accrued liabilities increased by $2.4 million, to a balance of $17.4 million as of December 31, 2005, primarily reflecting an increase in current taxes payable resulting from the sale of the lower bench of Bolsa Chica and an increased level of monthly accounts payable for project construction costs, partially offset by a reduction in amounts due to land sellers for participation in homebuilding profits from certain projects.

The $1.4 million decrease in other liabilities primarily reflects reductions in contingent indemnity and environmental obligations related to the Dresser litigation settled in April 2005 and the lowland remediation completed in December 2005, partially offset by a $500,000 increase in warranty reserves. See Note 7 in our financial statements included in this Annual Report.

The $38.8 million increase in capital in excess of par value primarily reflects the reversal of $38.5 million of valuation reserves on pre-Reorganization federal net operating losses utilized during 2005 and anticipated to be utilized in the future. An additional increase of approximately $400,000 for issuance of common stock pursuant to option exercises and the related state tax effect are also reflected.

2004 Compared with 2003

Cash provided by (used in) operating activities was $(9.7) million in 2004 compared to $900,000 in 2003. This change is primarily due to the use of $79.7 million to acquire 265 lots throughout Southern California, compared with $47.9 million in 2003. During 2004, 104 lots were purchased in Lancaster, 83 in Corona, 43 near Riverside, 17 in Chino and 18 in the Rancho Santa Fe area. Cash outflows for the acquisition of lots were offset by sales proceeds of $75.7 million in 2004 compared with $55.7 million in 2003. Cash flows from homebuilding operations for 2004 primarily reflect sales proceeds of $75.9 million from deliveries of 135 homes and cash flows from financing activities reflect net borrowing under project debt financing of $12.2 million. Other significant uses of cash include joint venture (minority interest) distributions for the Chino project of $7.6 million, approximately $2.8 million for investment in the Brightwater project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses paid of approximately $5.5 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $5.7 million decrease in cash and cash equivalents.

The $22.4 million increase in real estate inventories reflects the purchase of 265 lots described above and project construction, partially offset by reductions recorded upon sale of homes.

The $7.4 million increase in other assets primarily reflects deposits for purchases of entitled land in Southern California and net deferred tax assets, reflected as of December 31, 2003 as a net liability.

Accounts payable and accrued liabilities increased by $8.7 million, to a balance of $15.0 million as of December 31, 2004, primarily reflecting accruals of $6.3 million for estimated payments due to land sellers for participation in homebuilding profits from certain projects, an increased level of monthly accounts payable for project construction and an increased accrual for incentive bonuses related to our homebuilding operation.

The $3.6 million decrease in other liabilities primarily reflects the reversal of valuation reserves on pre-reorganization net operating losses described below. The resulting net deferred tax balance is reflected as an asset as of December 31, 2004.

The $9.7 million increase in capital in excess of par value primarily reflects the reversal of $9.1 million of valuation reserves on pre-Reorganization federal net operating losses utilized during 2004 and anticipated to be utilized in the future. Additional increases of approximately $300,000 for recognition of non-cash compensation expense for stock options and $300,000 for issuance of common stock pursuant to option exercises and the related state tax effect are also reflected.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of December 31, 2005, we have no consolidated land option deposits and no material third party guarantees.

We also acquire land and conduct residential construction activities through participation in joint ventures in which we hold less than a controlling interest. Through joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future home sites. The use of joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. While we view the use of unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.

Our investment in unconsolidated joint ventures totaled $700,000 at December 31, 2005 and 2004. These joint ventures had total assets of $5.8 million and $5.4 million as of December 31, 2005 and 2004, respectively, which included land deposits of $1.6 million and $1.1 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of December 31, 2005, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FASB Interpretation No. 46(R), we analyzed our land option contracts and other contractual arrangements and have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts.

Results of Operations

The nature of our business, including our limited inventory of buildable lots, is such that the status of each project often causes significant fluctuations in operating results from quarter-to-quarter and year-to-year.

2005 Compared with 2004

We reported revenues of $129.5 million and gross operating profit of $48.0 million for 2005, compared with $76.0 million in revenues and gross operating profit of $18.4 million for 2004. Revenues for 2005 reflect the $65 million sale of the lower bench portion of the Bolsa Chica mesa, the $1.7 million sale of 43 acres in the Bolsa Chica lowlands, and deliveries of 113 homes, including 29 at the Chino projects, 23 homes at our Riverside (Jasper Ranch) project, 55 homes at the Lancaster project, and 6 homes at the Rancho Santa Fe project. The results for the prior year reflect deliveries of an aggregate of 135 homes at the Riverside, North Corona and Chino projects. The homebuilding gross margin for 2005 of 19.9% is lower than the prior year’s homebuilding gross margin of 24.1% due to the lower profitability of the Lancaster homes delivered during 2005 as compared with the Riverside (Jasper Ranch) and Chino homes delivered during 2004. Home prices in the Lancaster area are generally lower than prices of comparable homes in the Inland Empire region. This decrease is also due to increased raw materials costs, as well as lower levels of price appreciation resulting from shorter holding periods for the land underlying the homes delivered during 2005.

The $500,000 decrease in selling, general and administrative expenses to $5.3 million in 2005 compared with $5.8 million in 2004, primarily reflects an $800,000 decrease in accrued incentive compensation for our homebuilding business, and the decrease of $200,000 of non-cash compensation expense as a result of the issuance and vesting of stock options in 2004. These decreases were partially offset by increased audit fees, primarily related to Sarbanes Oxley compliance.

The $1.4 million of other expense, net for 2005 primarily reflects increases in warranty reserves, partially offset by a decrease in environmental accruals. The $1.1 million of other expense, net in 2004 includes a $500,000 accrual for the Dresser litigation settlement. See Note 7 in our financial statements included in this Annual Report.

The effective income tax rate for the year ended December 31, 2005 is 30.3%, as compared with an effective income tax rate of 38.5% during 2004. The decrease in the effective rate primarily reflects a tax benefit of $4.7 million for the reversal of valuation allowances on post-Reorganization state net operating losses.

2004 Compared with 2003

We reported revenues of $76.0 million and gross operating profit of $18.4 million for 2004, compared with $55.8 million in revenues and gross operating profit of $10.3 million for 2003. Revenues for 2004 reflect deliveries of 135 homes, including 65 at the Chino Reserve project, 32 at the Providence Ranch project and 38 homes at our Riverside (Jasper Ranch) project and a $100,000 land sale. The results for the prior year reflect deliveries of an aggregate of 154 homes at the Riverside, North Corona and Yucaipa projects. The homebuilding gross margin for 2004 of 24.1% is higher than the prior year’s homebuilding gross margin of 17.0% due to home price appreciation experienced over the past year and higher profitability of the Riverside (Jasper Ranch), Chino and North Corona homes delivered during 2004 as compared with the North Corona and Riverside (Harvest) homes delivered during 2003.

The $1.4 million increase in selling, general and administrative expenses to $5.8 million in 2004 compared with $4.4 million in 2003, primarily reflects an increase in accrued incentive compensation for our homebuilding business of $1.0 million, and $300,000 for non-cash compensation expense as a result of the issuance and vesting of stock options in 2004.

The $1.1 million of other expense, net for 2004 primarily reflects increases in litigation and environmental accruals, including a $500,000 accrual for the Dresser litigation settlement. The $1.1 million of other expense, net in 2003 includes accruals of approximately $700,000 for estimated environmental remediation costs for the 43-acre Bolsa Chica lowland remediation and $300,000 for contingent indemnity obligations related to asbestos claims, partially offset by income of approximately $400,000 from recovery of the value of water rights certificates, related to a completed project, which had been reserved. See Note 7 in our financial statements included in this Annual Report.

The effective income tax rate for the year ended December 31, 2004 is 38.5%, as compared with an effective income tax rate of 43.1% during 2003. The decrease in the effective rate primarily reflects a tax benefit of $400,000 for the reversal of valuation allowances on post-Reorganization state net operating losses. In addition, during each of 2004 and 2003, we recorded a tax benefit of approximately $100,000 in connection with the resolution of outstanding tax matters in two and eight states, respectively.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as project debt and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of December 31, 2005 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Project debt	$57.9	$28.4	$29.5	$—	$—
Operating leases	0.2	0.2	—	—	—
Total	$58.1	$28.6	$29.5	$—	$—

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 3. “Legal Proceedings” and in  Note 7 to our Consolidated Financial Statements in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of California Coastal Communities, Inc.:

We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Costa Mesa, California

March 14, 2006

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(in millions)
ASSETS
Cash and cash equivalents	$7.7	$9.0
Short-term investments	30.3	—
Restricted cash	2.3	1.1
Real estate inventories	253.6	49.9
Consolidated real estate to be held for current development—not owned	—	24.7
Land held for future development or sale	—	156.4
Deferred tax assets	35.4	3.6
Other assets	1.1	6.1
	$330.4	$250.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$17.4	$15.0
Project debt	57.9	22.6
Consolidated obligations related to real estate—not owned	—	24.7
Other liabilities	7.9	9.3
Total liabilities	83.2	71.6
Minority interest	.3	.3
Commitments and contingencies
Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,160,212 and 10,130,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	191.6	152.8
Retained earnings	56.6	28.2
Accumulated other comprehensive loss	(1.8)	(2.6)
Total stockholders’ equity	246.9	178.9
	$330.4	$250.8

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Revenues:
Homebuilding	$62.7	$75.9	$54.7
Non-residential land	66.8	.1	1.1
	129.5	76.0	55.8
Cost of sales:
Homebuilding	50.2	57.6	45.4
Non-residential land	31.3	—	.1
	81.5	57.6	45.5
Gross operating profit	48.0	18.4	10.3
Selling, general and administrative expenses	5.3	5.8	4.4
Interest expense	.1	.2	.2
Income from unconsolidated joint ventures	(.1)	(.4)	(.5)
Other expense, net	1.4	1.1	1.1
Income before income taxes	41.3	11.7	5.1
Provision for income taxes	12.5	4.5	2.2
Minority interest in income of consolidated joint venture, net of tax	.4	2.4	—
Net income	$28.4	$4.8	$2.9
Other comprehensive income (loss), net of income taxes:
Minimum pension liability adjustment	.8	(.2)	—
Comprehensive income	$29.2	$4.6	$2.9
Net earnings per common share:
Basic	$2.78	$.48	$.29
Diluted	$2.70	$.44	$.27
Common equivalent shares:
Basic	10.2	10.1	10.1
Diluted	10.5	10.8	10.8

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Cash flows from operating activities:
Net income	$28.4	$4.8	$2.9
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from unconsolidated joint ventures	(.1)	(.4)	(.5)
Distributions from unconsolidated joint ventures	.2	.4	.5
Amortization of discount	.1	.2	.2
Benefit from reversal of deferred tax asset allowance	(4.7)	—	—
Stock-based compensation expense	—	.3	—
Tax benefit from exercise of stock options	—	(.3)	—
Deferred taxes	12.6	—	—
Minority interest in income of consolidated joint venture	.4	2.4	—
Gains on sales of real estate inventories	(48.0)	(18.4)	(10.3)
Proceeds from real estate sales, net	62.4	75.6	54.7
Proceeds from land sales, net	64.9	.1	1.0
Investments in real estate inventories	(122.9)	(79.7)	(47.9)
Changes in assets and liabilities:
Investment in land held for future development	(3.7)	(2.8)	(1.7)
Decrease (increase) in other assets	5.0	(.2)	(.8)
Increase in accounts payable, accrued and other liabilities	.8	8.3	2.8
Cash (used in) provided by operating activities	(4.6)	(9.7)	.9
Cash flows from investing activities:
Purchases of short-term investments	(30.3)	—	—
Investments in unconsolidated joint ventures	(.1)	—	—
Change in restricted cash	(1.2)	(1.1)	—
Cash used in investing activities	(31.6)	(1.1)	—
Cash flows from financing activities:
Borrowings of project debt	109.7	49.3	23.6
Repayments of project debt	(74.4)	(37.1)	(23.0)
Proceeds from exercise of warrants and stock options	.3	.2	.1
Tax benefit from exercise of stock options	—	.3	—
Minority interest (distributions) contributions	(.7)	(7.6)	3.9
Cash provided by financing activities	34.9	5.1	4.6
Net (decrease) increase in cash and cash equivalents	(1.3)	(5.7)	5.5
Cash and cash equivalents—beginning of year	9.0	14.7	9.2
Cash and cash equivalents—end of year	$7.7	$9.0	$14.7
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.8	$.5	$.7
Supplemental disclosures of non-cash investing and financing activities:
(Minimum pension liability adjustment recorded as other comprehensive income loss), net of income tax (benefit) of $(.9), $0 and $0 million, respectively	.8	(.2)	—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at January 1, 2003	$.5	$141.3	$20.5	$(2.4)	$159.9
Net income	—	—	2.9	—	2.9
Exercise of warrants	—	.1	—	—	.1
Utilization of pre-reorganization net operating losses	—	1.7	—	—	1.7
Balance at December 31, 2003	.5	143.1	23.4	(2.4)	164.6
Net income	—	—	4.8	—	4.8
Other comprehensive loss, net of income taxes	—	—	—	(.2)	(.2)
Stock-based compensation expense—stock options	—	.3	—	—	.3
Exercise of stock options and related state taxes	—	.3	—	—	.3
Utilization of pre-reorganization net operating losses	—	9.1	—	—	9.1
Balance at December 31, 2004	.5	152.8	28.2	(2.6)	178.9
Net income	—	—	28.4	—	28.4
Other comprehensive income, net of income taxes	—	—	—	.8	.8
Exercise of stock options and related taxes	—	.3	—	—	.3
Utilization of pre-reorganization net operating losses	—	38.5	—	—	38.5
Balance at December 31, 2005	$.5	$191.6	$56.6	$(1.8)	$246.9

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

California Coastal Communities, Inc. including its consolidated subsidiaries (the “Company”) was formerly known as Koll Real Estate Group, Inc. (October 1993—April 1998), The Bolsa Chica Company (July 1992—September 1993), Henley Properties Inc. (December 1989—July 1992) and The Henley Group, Inc. (December 1988—December 1989). The principal activities of the Company currently include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options, (ii) improving the land for residential development, and (iii) designing, constructing and selling single-family residential homes in Southern California. Once the residential land owned by the Company is entitled, the Company may build homes; sell unimproved land to other developers or homebuilders; sell improved land to homebuilders; or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

Note 2—Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ from those estimates.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries, joint ventures, and other entities which have been determined to be variable interest entities in which the Company is deemed the primary beneficiary. Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which the Company generally has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures and variable interest entities in which the Company is not the primary beneficiary are accounted for using the equity method, when the Company does not have voting or economic control of the venture operations, as further described in Note 5. Minority interest represents the equity interest of the Company’s joint venture partner for one consolidated venture and is further described in Note 9. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public enterprises report information about operating segments. The Company’s operations are managed as a single business of homebuilding with entitlement and land development activities employed as necessary, only for the Company’s own homebuilding inventory. Therefore, for financial reporting purposes, the Company aggregates homebuilding and land development into a single reportable segment.

Consolidation of Variable Interest Entities

A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Financial Interpretation FIN No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIEs created after January 31, 2003.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, a VIE may be created under conditions (ii)(b) and (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee,  the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, the VIE will be consolidated on the Company’s balance sheet. The fair value of the VIE’s real estate will be reported as consolidated real estate to be held for current development—not owned and the related theoretical liability will be reported as consolidated obligations related to real estate—not owned.

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

During November 2004, the Company entered into an agreement to purchase land from a third party entity deemed to be a VIE, with the Company as the primary beneficiary of the entity. Because the Company does not have access to the financial information of the VIE, the fair value of the optioned property less the cash deposit and consolidated obligations related to consolidated real estate - not owned of $24.7 million is reflected on the Company’s balance sheet as of December 31, 2004. During April 2005, the Company completed the acquisition of land which was the subject of the agreement, and as such the land is included in Real estate inventories as of December 31, 2005. As of December 31, 2005, the Company has no deposits with VIEs. See Note 10—Real Estate Matters.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company’s restricted cash represents cash held as security for standby letters of credit and bonds for homebuilding projects under development.

Short-Term Investments

Short-term investments consist of auction rate securities. Auction rate securities are long-term municipal bonds and preferred stock with interest rates that reset periodically through an auction process, which occurs in 7-, 28-, 35-, or 90-day periods. There are no cumulative gross unrealized holding gains or losses associated with these investments, and all income is recorded as interest income.

Real Estate

Real estate inventories primarily consists of homes under construction and lots under development and is carried at the lower of cost or fair value less costs to sell. Land held for future development or sale is carried at cost, with write-downs to fair value only in the event that costs cannot be recovered from estimated undiscounted future cash flows, as described under “Impairment of Long-Lived Assets.” The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.

The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest cost is capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

The Company assesses the impairment of land held for future development or sale and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own assumptions regarding the entitlement prospects of land held for future development or sale and its own market assumptions including those regarding home prices, infrastructure and home-building costs regarding both land held for future development or sale and real estate inventories. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

Income Taxes

The Company accounts for income taxes on the liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Home Warranty Costs

Warranty reserves are established as homes close escrow in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and geographical areas.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 10.2 million, 10.1 million and 10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average number of common shares, assuming dilution, was 10.5 million, 10.8 million and 10.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2005, 2004 and 2003, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options. For the year ended December 31, 2003, the average market price of the Company’s common stock exceeded the exercise price of the 48,000 outstanding warrants, which were exercised or expired in December 2003. Therefore, the dilutive effect of outstanding warrants is reflected in the weighted-average common shares assuming dilution for 2003.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	2005	2004	2003
Shares used in computing basic earnings per common share	10.2	10.1	10.1
Dilutive effect of stock options	.3	.7	.7
Shares used in computing diluted earnings per common share	10.5	10.8	10.8

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts payable, accrued liabilities, and project debt approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) items under SFAS No. 130, “Reporting Comprehensive Income”, are transactions recorded in stockholders’ equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive income (loss) are disclosed in the consolidated statements of operations net of tax.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees.”  SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. In the first quarter of 2006, the Company will adopt SFAS 123(R) using the modified prospective method, which requires that compensation is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. As discussed further in Note 13—Stock Plans, the Company adopted the fair value recognition provisions of SFAS 123 in 2003. The adoption of SFAS 123(R) will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An amendment of APB 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective beginning in the Company’s first quarter of 2006. The Company has evaluated the impact of adopting SFAS 153 and has determined that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This statement is effective beginning in the Company’s first quarter of 2006. The Company has evaluated the impact of adopting SFAS 154 and has determined that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited

Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 affects the consolidation of entities in which a general partner or managing member is presumed to control a partnership or limited liability company. EITF 04-5 will be effective for the Company beginning in the first quarter of 2006. The Company has evaluated the impact of adopting EITF 04-5 and has determined that it will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon initial adoption. EITF 04-5 may materially impact the Company’s consolidated financial position, results of operations, or cash flows in future periods should the Company form new limited partnerships or modify existing limited partnerships such that the Company is deemed to control the limited partnership. Under those circumstances, the Company may be required by EITF 04-5 to consolidate the limited partnership.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2005 presentation. The Company reclassified changes in restricted cash of $1.1 million from financing activities to investing activities for the year ended December 31, 2004 to conform with the 2005 presentation. This reclassification had no impact on reported net income.

Note 3—Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development in communities in five Southern California counties. At December 31, 2005, real estate inventories include 942 lots and homes under construction, and one completed home. In addition, the balance includes the value of the approximately 105-acre parcel of land on the upper bench of a mesa north of the Bolsa Chica wetlands (“Upper Mesa”), approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of the Upper Mesa, and 51 additional acres which are subject to a conservation easement (see Note 4—Land Held for Future Development or Sale). The Company capitalizes direct carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories.

The planned community on the Upper Mesa, known as “Brightwater,” will offer a broad mix of home choices, averaging 2,800 square feet and ranging in size from 1,700 square feet to 4,100 square feet. The plan also includes 37 acres of open space and conservation area. With 349 homes on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company expects to (i) begin grading during the second quarter of 2006, (ii) begin building model homes during the third quarter of 2006, (iii) start selling homes during the second quarter of 2007, and (iv) begin delivering homes during the fourth quarter of 2007. However, there can be no assurance in that regard, or as to the absence of further administrative or construction delay.

The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of the Company’s Upper Mesa project is dependent upon market conditions and economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Certain information regarding interest follows (in millions):

	2005	2004
Capitalized interest, beginning of period	$1.3	$.6
Interest incurred and capitalized	6.7	2.1
Charged to cost of sales	(1.9)	(1.4)
Capitalized interest, end of period	$6.1	$1.3

Note 4—Land Held for Future Development or Sale

At December 31, 2004, land held for future development or sale included approximately 360 acres located in Orange County, California overlooking the Pacific Ocean and the Bolsa Chica wetlands (which were sold by the Company to the State of California in 1997), surrounded by the City of Huntington Beach and approximately 35 miles south of downtown Los Angeles. Land held for future development or sale included 214 acres on a mesa north of the Bolsa Chica wetlands (“Bolsa Chica Mesa”) and approximately 104 acres on, or adjacent to, the Huntington Beach mesa (“Huntington Mesa”) and 43 acres of lowlands which were acquired by the Company in September 1997.

On April 14, 2005, the Company obtained approval from the California Coastal Commission for a Coastal Development Permit (“CDP”) to build 349 homes on 68 acres of its approximately 105-acre upper bench of the Bolsa Chica Upper Mesa, subject to satisfying the Coastal Commission’s permit conditions. On October 5, 2005, the County of Orange approved modifications to the Company’s site plan and on October 18, 2005 approved the tentative tract map for 349 homes. This approval was necessary to comply with the California Coastal Commission’s conditions of approval for a CDP. In December 2005, the Company satisfied the remaining conditions for issuance of the CDP and the Coastal Commission issued a CDP to the Company for development of 349 homes on the Upper Mesa on December 15, 2005.

On December 21, 2005, the Company completed the sale of a 103-acre parcel of the Bolsa Chica Mesa known as the “Lower Bench” to the State of California’s Wildlife Conservation Board for $65 million. The sale was approved by the Company’s stockholders at the August 11, 2005 Annual Meeting. The Company also completed the sale of 43 acres in the Bolsa Chica lowlands to the California State Lands Commission (“SLC”) in December 2005. The Company’s subsidiary received net proceeds of $923,000, after using $798,000 to reimburse SLC for remediation costs, which were previously accrued.

At December 31, 2005, the remaining 214 acres of the Bolsa Chica property is classified as real estate inventories, following the issuance of the CDP. The Company’s holdings include 110 acres on the Bolsa Chica Mesa (including the five-acre parcel in the City) and 104 acres on or adjacent to the Huntington Mesa.

On September 2, 1997, the Company completed a recapitalization pursuant to court confirmation of a Prepackaged Plan of Reorganization (the “Recapitalization”), and the Company applied the principles required by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“Fresh-Start Reporting”), and the carrying value of land held for development (Bolsa Chica) was adjusted to fair value. The fair value was determined in 1997 using discounted estimated cash flows expected from the asset’s operations and eventual disposition. The Company updated its analysis at each year-end since 1997, and noted no indicators of impairment.

Note 5—Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures are 50% or less owned, not substantially controlled by the Company, and accordingly, are accounted for using the equity method and are not consolidated with the Company’s consolidated financial statements. Investments are included in the

Company’s balance sheet in other assets. Condensed combined financial information regarding the Company’s investments in: (i) the Oxnard land development joint venture (described below), (ii) a residential loan production partnership with a major commercial bank and (iii) the completed San Diego area homebuilding joint venture are summarized as follows (in millions):

	2005	2004	2003
Balance Sheet Data:
Total assets	$5.8	$5.4
Total liabilities	(.5)	(1.5)
Venturers’ capital	$5.3	$3.9
Statement of Operations Data:
Revenues	$.7	$1.4	$1.6
Expenses	(.5)	(.7)	(.4)
Net income	$.2	$.7	$1.2

During 2005, 2004 and 2003, the Company received $200,000, $400,000, and $300,000, respectively, in aggregate cash distributions from the residential loan production partnership and $100,000 and $200,000 in 2004 and 2003, respectively, from the completed San Diego area homebuilding joint venture.

Oxnard Land Development Joint Venture

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it to the City of Oxnard. The Company currently expects that the residential development plan will include approximately 800 single-family detached lots and approximately 750 attached family residential units (townhomes, condominiums, and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 555 of the single family lots and 490 of the attached units would be developed on the 168 acres of optioned land expected to be purchased by the Company. The option contracts allow the Company two years, plus up to three additional years through the exercise of extensions, in order to complete these entitlement activities before consummating the purchase transactions. The option-holder has the right in its sole discretion to terminate the obligations under these option agreements by forfeiting the cash deposits with no further financial responsibility. The Company is striving to complete the entitlement process during the fourth quarter of 2006; however, delays could be encountered. The first three six-month option extensions were exercised during January and July 2005 and January 2006.

During October 2003, the Company entered into a limited liability company (“Oxnard LLC”) joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc. (the Company’s homebuilding subsidiary) is the managing member of the Oxnard LLC, and made an initial contribution of $500,000 to the venture. The non-managing member also made an initial contribution of $500,000 to the venture and as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. Under the Oxnard LLC operating agreement (as amended in November 2005), the members have agreed to provide a second tier of additional capital contributions of up to $3 million, as necessary, to complete the business plan. For contributions in excess of $5 million, the first $500,000 is to be contributed equally by the members. The Company’s subsidiary, at its discretion, could continue to contribute equally to the next $500,000. Thereafter, the next $2 million is to be contributed equally by the members.  During the fourth quarter of 2005, each of the members contributed approximately $160,000 of the additional $3 million. The Company’s subsidiary expects to make additional aggregate capital contributions of approximately $1.3 million to the Oxnard LLC during 2006. After payment of a 10% preferred return on invested capital to each member, first tier profits are generally allocated 75% to the non-managing member and 25% to the managing member and second tier profits and losses over $5 million are generally allocated 50% to each member. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to the managing member. While the Company exerts a large degree of influence over the venture, the non-managing member does have various participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Note 6—Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans secured by first trust deeds bear an interest rate of prime plus three-fourths percent (8% at December 31, 2005), and some of these loan facilities have a minimum interest rate ranging from 5.75% to 7.5%. During the year ended December 31, 2005, Hearthside Homes, Inc. entered into 12 new first trust deed loan facilities aggregating $153.9 million in conjunction with the acquisitions and development of a total of 389 single family residential lots, including 27 acquired during 2004. In addition, a subsidiary of Hearthside Homes, Inc. entered into two loan facilities aggregating $14.5 million and secured by second trust deeds which bear interest at 17%. During December 2005, the loans secured by the second trust deed balances were repaid in full. The following amounts were available and outstanding under these loan facilities as of December 31, 2005 and 2004 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	December 31,
	of Facility	of Lots	Date	2005	2004
First Trust Deeds
Riverside	$2.3	13	5/10/05	$—	$2.3
Chino	9.6	11	7/29/05	—	.5
Chino II	6.3	17	8/11/05	—	1.7
Rancho Santa Fe	5.2	8	11/19/05	—	1.6
Lancaster	10.7	104	11/23/05	—	4.0
Corona	21.1	83	11/24/05	—	11.4
Rancho Santa Fe	3.9	6	12/13/05	—	1.1
Rancho Santa Fe	15.4	18	3/27/06	8.5	—
Ontario	11.7	26	4/19/06	4.6	—
Lancaster	9.5	10	5/10/06	.2	—
Rancho Santa Fe	1.8	2	9/13/06	1.7	—
Corona	1.9	4	10/26/06	1.8	—
Corona	14.8	36	10/26/06	7.0	—
Lancaster	1.0	3	11/17/06	1.0	—
Lancaster	10.5	36	11/17/06	3.6	—
Corona	41.1	151	1/7/07	18.8	—
Beaumont	20.7	102	2/17/07	7.6	—
Lancaster	17.7	77	7/1/07	3.1	—
				$57.9	$22.6

Note 7—Other Liabilities

Other liabilities were comprised of the following as of December 31 (in millions):

	2005	2004
Accrued pensions and benefits	$4.8	$4.9
Home warranty reserves	2.1	1.6
Contingent indemnity and environmental obligations	1.5	3.5
Unamortized discount	(.5)	(.7)
	$7.9	$9.3

Contingent indemnity and environmental obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations. At December 31, 2004, other liabilities also includes a $1.33 million accrual for the Dresser litigation settlement described below and an accrual of $800,000 for the contingent liability of a subsidiary of the Company for PCB contamination on a 43-acre Bolsa Chica lowlands property as further described below.

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

Lowland  Remediation

In September 1997, the Company acquired 43 acres in the Bolsa Chica lowlands with the intent of selling it to the State of California in connection with their planned restoration of 1,000 acres of adjacent wetlands. In anticipation of entering into a purchase agreement, the State performed limited soils sampling on this property and notified the Company in 1999 that it had discovered contamination from a group of chemicals called PCBs. In 2002, the State’s Department of Toxic Substances Control (“DTSC”) became the regulatory agency responsible for overseeing the Company’s efforts to remediate the contamination on this property and a subsidiary of the Company entered into a consent order with DTSC regarding remediation. The Company’s subsidiary prepared a Remedial Investigation (“RI”) Workplan, which was approved by DTSC in August 2003. During late 2003, the subsidiary performed soil sampling at the site according to the RI Workplan to determine the nature and extent of contamination, and submitted an RI Report to DTSC in February 2004. A Remedial Action Workplan (“RAW”) was approved by DTSC in December 2004. The removal of contaminated soil was completed during September 2005 and in December 2005, the DTSC issued a final acceptance of the remediation work.

In July 2005, the Company’s subsidiary entered into an agreement with the SLC to sell this property to the SLC for $1.7 million, with up to $1 million of such funds to be utilized for remediation costs. Following DTSC’s acceptance of the remediation, SLC completed their acquisition of this property from the

Company’s subsidiary. The Company’s subsidiary received net proceeds of $923,000,  after using $798,000 to reimburse SLC for remediation costs, which were previously accrued. As of December 31, 2005, the subsidiary has no additional amounts accrued for environmental testing and remediation of this property since the remediation has been completed to DTSC’s satisfaction.

In May 2004, the Company’s subsidiary received an invoice from DTSC seeking reimbursement for $793,000 of oversight and remediation costs incurred by DTSC with respect to PCBs found on neighboring residential properties. Since receiving the original invoice, the Company’s subsidiary has received six similar invoices for an aggregate additional $131,000 including accrued interest. However, the Company’s subsidiary contends, based upon advice of counsel, that it is not responsible for such costs because the Company did not develop or build the neighboring residential properties, the Company did not generate the contamination, the contamination did not emanate from the Company’s property and the 43-acre site should not be part of the same “site” as the residential properties. Furthermore, the Company’s subsidiary has also disputed such charges due to the fact that DTSC did not bill the Company’s subsidiary in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s $924,000 of claims related to these residential properties.

Home Warranty Reserve

The Company provides a home warranty reserve to reflect its contingent obligation for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, for the items listed in the homeowner warranty manual, which does not include items that are covered by manufacturers’ warranties or items that are not installed by the Company’s employees or contractors. The home warranty reserve activity is presented below for the years ended December 31 (in millions):

	2005	2004
Balance at beginning of period	$1.6	$1.2
Provision	1.0	.6
Payments	(.5)	(.2)
Balance at end of period	$2.1	$1.6

Note 8—Income Taxes

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

The Company believes that it qualifies for the “bankruptcy exception” of Section 382(l)(5). Under this exception, the Company was required to reduce its NOLs by (i) the amount of interest accrued on any debt exchanged for stock in the bankruptcy proceeding during the year of the proceeding and the three prior taxable years and (ii) an additional amount required to make the total reduction equal to the amount of cancellation of indebtedness income realized. Accordingly, the Company’s NOLs of approximately $271 million as of September 2, 1997 were reduced by approximately $79 million. As reduced, the Company’s NOL carryovers are fully deductible against post-reorganization income, subject to the general rules regarding change of ownership as discussed below, and expiration of NOLs. The federal NOLs available as of December 31, 2005 are approximately $125 million. The amount of NOLs which expire if not utilized is zero for 2006, 2007, and 2008 and $9 million, $49 million and $67 million for 2009, 2010 and thereafter, respectively.

The Company remains subject to the general rules of Section 382, which limit the availability of NOLs if an ownership change occurs. If the Company was to experience another ownership change, the amount of NOLs available would generally be limited. The Company estimates that as of February 28, 2006, it has experienced a three-year cumulative ownership shift of approximately 40%, as computed in accordance with Section 382.

In October 1999, in response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in order to preserve the ability of the Company to utilize federal NOLs. Since the Company’s use of its NOLs may be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company’s Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company’s common stock and authorizes such transactions which are not expected to jeopardize the Company’s ability to use its NOLs.

The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2005	2004
Deferred tax assets:
Accruals/reserves not deductible until paid	$3.7	$4.7
Accrued seller participation not deductible until paid	.3	2.2
Net operating loss and alternative minimum tax credit carryforwards	45.1	57.9
State income tax provisions deductible when paid for federal tax purposes	2.1	1.0
Valuation allowance	—	(43.2)
Deferred tax liabilities:	51.2	22.6
Land held for future development/real estate inventories (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	15.8	19.0
Net deferred tax assets	$35.4	$3.6

The net deferred tax balance at December 31, 2005 and 2004 is primarily composed of federal NOL. As of December 31, 2004, the Company had established a valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties that precluded it from determining that it was “more likely than not” that the Company would be able to generate sufficient taxable income to realize such assets. Such uncertainties included the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. As a result of the California Coastal Commission’s approval of the Company’s development plan for the Upper Mesa on April 14, 2005, the Company concluded that it is more likely than not that it will utilize all of its deferred tax assets, including NOLs, to offset future taxable income. Therefore, during the three months ended March 31, 2005, the Company recorded a reversal of valuation allowances on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the 2005 tax benefit. Pursuant to Fresh Start Reporting, also during the three months ended March 31, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s capital in excess of par value.

The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2005	2004	2003
Current taxes	$4.6	$1.5	$.5
Deferred taxes	12.6	3.1	1.8
Reversal of valuation allowances on deferred tax assets	(4.7)	—	—
Reduction in contingent tax liabilities	—	(.1)	(.1)
	$12.5	$4.5	$2.2

The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2005	2004	2003
Provision for income taxes at statutory rate	$14.5	$4.1	$1.8
State income taxes, net	2.4	.4	.4
Reduction in contingent tax liabilities	—	(.1)	(.1)
Reversal of valuation allowances on deferred tax assets	(4.7)	—	—
All other items, net	.3	.1	.1
	$12.5	$4.5	$2.2

The tax provision for the year ended December 31, 2004 reflects a $400,000 benefit for a reduction in valuation allowance on post-Reorganization state NOLs. During the years ended 2005, 2004 and 2003, reductions in valuation allowance on federal pre-Reorganization NOLs, of $38.5 million, $9.1 million and $1.7 million, respectively, were recorded, as the Company determined that the utilization of these NOLs is “more likely than not” based on forecasted earnings. Pursuant to Fresh-Start Reporting, the reductions in valuation allowance related to pre-Reorganization NOLs were reflected by increasing the Company’s capital in excess of par value.

Tax Compliance Matters

In 1998, the Company and the IRS settled a significant dispute with respect to the tax returns of the Company and its consolidated subsidiaries, including formerly affiliated entities, for the years ended December 31, 1989, 1990 and 1991. All of the state jurisdictions in which the Company filed amended returns for these years have accepted such returns, thereby eliminating the Company’s exposure to potential claims. In conjunction with periodic reviews of the adequacy of reserves for estimated state income tax exposure related to the 1998 IRS tax settlement, the Company reduced its reserves by approximately $100,000 in each of 2004 and 2003. Each reduction in contingent tax liabilities is reflected as a benefit in the income tax provision.

Note 9—Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and began construction during the fourth quarter of 2003. The Company delivered 65 homes during 2004 and the remaining 12 homes during 2005. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), net of distributions and as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. During the year ended December 31, 2004, capital distributions of approximately $7.6 million were made to the non-managing member, repaying all of its initial capital contribution, plus all $600,000 of accumulated preferred return and $3.1 million in profit distributions, in conjunction with the delivery of the first 65 homes. During the year ended December 31, 2005, additional distributions of $675,000 were made to the non-managing member and the Company recorded minority interest in income of consolidated joint venture of $400,000, net of income tax benefit of $200,000.

Note 10—Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2005, the Company has no land option deposits.

The Company had outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at December 31, 2005. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings

There are various lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

See Note 7 for a discussion of other contingencies.

Lease Obligations

For the years ended December 31, 2005, 2004 and 2003, the Company incurred rents for corporate facilities of approximately $219,000, $166,000 and $131,000, respectively. Future minimum noncancelable operating lease payments for the year ending December 31, 2006 are approximately $229,000. Thereafter such amounts are zero.

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

Note 11—Retirement Plans

The Company adopted a retirement savings plan effective January 1, 2000 pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. Prior to January 1, 2000, the Company participated in a similar plan sponsored by a former affiliate. All participants in the previous plan were allowed to transfer their balances to the Company-sponsored plan effective January 1, 2000. The new plan provides for certain matching contributions paid in cash by the Company to non-highly compensated employees, as defined in the Internal Revenue Code. Plan participants are immediately vested in their own contributions, while Company contributions vest over a 6-year period.

The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2005	2004	2003
Service cost	$—	$—	$—
Interest cost	.4	.4	.3
Expected return on assets	(.4)	(.3)	(.2)
Net amortization and deferral	.1	.1	.1
Net periodic pension expense	$.1	$.2	$.2

The development of the projected benefit obligation for the plan at December 31, 2005 and 2004 is based on the following assumptions:

	2005	2004
Measurement date	12/31/05	12/31/04
Discount rate	5.5%	5.5%
Expected long-term rate of return	8.0%	8.0%

During 2005, the assumption regarding long-term return on plan assets was 8%, unchanged from the prior year. The Company considers both historical and expected long-term rates to determine its assumption. The historical rate of returns over the past 10 years and five years were approximately 10%

and 4%, respectively. The currently expected long-term rates of return on bonds and equities are approximately 10% and 6%, respectively.

Plan asset information:

	Target
	Allocation	Allocation	Allocation
	2006	2005	2004
Equity securities	100%	100%	84%
Debt securities	0%	0%	16%
Cash	0%	0%	0%

The funded status and accrued pension cost at December 31, 2005 and 2004 for the defined benefit retirement plan were as follows (in millions):

	2005	2004
Benefit obligation:
Benefit obligation at beginning of year	$6.7	$6.4
Service cost	—	—
Interest cost	.3	.4
Actuarial loss	.1	.5
Change in assumptions	—	—
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	(.1)
Benefit obligation at end of year	$6.5	$6.7
Plan assets:
Fair value of plan assets at end of prior year	$4.5	$4.4
Net return on plan assets	.2	.5
Assets contributed to plan	.2	.2
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	(.1)
Fair value of plan assets at end of year	$4.3	$4.5
Funded status	$(2.2)	$(2.2)
Unrecognized net actuarial loss	3.0	2.9
Prepaid benefit cost	.8	.7
Additional minimum liability charged to other
comprehensive loss	(3.0)	(2.9)
Accrued benefit liability	$(2.2)	$(2.2)

The Company estimates that benefit payments will be approximately $500,000 for each of the next five years, and an aggregate of $2.6 million for the five fiscal years thereafter.

The $1.8 million and $2.6 million balance of accumulated other comprehensive loss as of December 31, 2005 and 2004, respectively, reflects the additional minimum liability of $3.0 million and $2.9 million, respectively. The related tax benefit as of December 31, 2004 reflects a reserve corresponding to the reserve on the Company’s federal tax NOLs. The $900,000 reserve was reversed during 2005 and reflected in other comprehensive income. The amount of the accrued benefit liability is reflected in other liabilities.

Note 12—Capital Stock

Common Stock

During October 1999, pursuant to an unsolicited written consent from a majority of the Company’s stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, (“Excess Stock”) to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company’s Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company’s ability to use its $125 million of NOLs (see Note 8). While these amendments reduced the Company’s risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. The Company’s Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company’s common stock and authorizes such transactions which are not expected to jeopardize the Company’s ability to use its NOLs.

At the May 2000 Annual Meeting, the Company’s shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares. At the May 2004 Annual Meeting, the Company’s shareholders approved an increase in authorized shares of both Common and Excess Stock from 11,000,000 shares to 13,500,000 shares.

Warrants

During December 2003, the Company issued 18,000 common shares upon the exercise of a warrant previously issued to a consultant in partial compensation for its services in 1999. The warrant was issued with its exercise price at a then current market price of $7.00 per share, and vested after one year. The Company received $126,000 in cash in connection with the exercise of this warrant. As of December 31, 2005 and 2004, there are no warrants outstanding.

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

In 1998, options for 569,988 shares were terminated in connection with the Company’s sale of its commercial development business and new options for 295,000 shares were granted. During 1999, options aggregating 270,000 shares were issued to certain officers and directors of the Company and its subsidiaries. These options have a term of 10 years and vested 50% after one year and the remaining 50% after two years. During 2004, options for 20,000 shares were issued to a Director at an exercise price of $10.90 and vesting was accelerated to make the options currently exercisable. During the year ended December 31, 2005, the Company granted 10,000 options with a fair value of $104,000 that vest 50% after one year and 100% after two years, and have a term of 10 years. Pursuant to SFAS 123, the Company recorded $36,000 and $271,000 of compensation expense during the years ended December 31, 2005 and 2004, respectively, which is reflected in capital in excess of par value.

A summary of the status of the Company’s stock option plan for the years ended December 31, 2005 and 2004 follows (there was no activity in the plan from January 1, 2002 to December 31, 2003):

	2005			2004
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Outstanding, beginning of period	719,996	$4.68		754,996	$4.50
Granted	10,000	$31.92		20,000	$10.90
Exercised	(30,000)	$8.77		(55,000)	$4.50
Outstanding, December 31	699,996	$4.89	2.7 years	719,996	$4.68	3.5 years
Fully vested and exercisable at December 31	689,996	$4.50	2.6 years	719,996	$4.68	3.5 years
Available for future grants at December 31	124,988			134,988

As of December 31, 2005, there were 699,996 options outstanding with a weighted-average exercise price of $4.89 (ranging from $4.50 to $37.07) and a weighted-average remaining life of 2.70 years. In February 2005, options for 20,000 shares at $10.90 per share and options for 10,000 shares at $4.50 per share were exercised.

Until the second quarter of 2003, the Company accounted for its stock-based employee compensation plan using the recognition and measurement principles (intrinsic value method) of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). Accordingly, no compensation expense was recognized through 2002 for its stock-based compensation plans other than for variable accounting for repriced stock options. During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123. Stock options are valued using the Black-Scholes option-pricing model and this fair value is recognized as an expense over the period in which the options vest. For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS 148. Under this method, the change was retroactive to January 1, 2003 and compensation cost recognized during 2003 was zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In accordance with SFAS 148, results for prior years have not been restated. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. Management believes that use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation.

The weighted-average assumptions used for stock option grants in December 31, 2005 and 2004 were as follows (no stock options were granted in 2003):

	2005	2004
Risk-free interest rate	4.1%	3.6%
Expected life (in years)	4	4
Expected volatility	35.0%	40.0%
Expected dividends	None	None

Note 14—Unaudited Quarterly Financial Information

The following is a summary of quarterly financial information for 2005 and 2004 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2005
Revenues (a)	$6.5	$3.1	$24.4	$95.5	$129.5
Cost of sales	4.8	2.2	19.5	55.0	81.5
Gross operating profit	1.7	.9	4.9	40.5	48.0
Net income	4.7	—	1.7	22.0	28.4
Other comprehensive income (loss)	.9	—	—	(.1)	.8
Earnings per common share—basic	$.46	$—	$.17	$2.15	$2.78
Earnings per common share—diluted	$.43	$—	$.16	$2.11	$2.70
Weighted-average common shares outstanding:
Basic	10.2	10.2	10.2	10.2	10.2
Diluted	10.9	10.9	10.5	10.5	10.5

	First	Second	Third	Fourth	Full Year
2004
Revenues (a)	$5.6	$3.2	$28.4	$38.8	$76.0
Cost of sales	4.3	2.1	22.4	28.8	57.6
Gross operating profit	1.3	1.1	6.0	10.0	18.4
Net income	.3	.2	1.3	3.0	4.8
Other comprehensive loss (b)	—	—	—	(.2)	(.2)
Earnings per common share—basic	$.03	$.02	$.13	$.30	$.48
Earnings per common share—diluted	$.03	$.02	$.12	$.27	$.44
Weighted-average common shares outstanding:
Basic	10.1	10.1	10.1	10.1	10.1
Diluted	10.8	10.8	10.9	10.9	10.8

(a)           The Company recorded revenues from the delivery of 113 and 135 homes, respectively, in 2005 and 2004 and $66.8 million in revenues from non-residential land sales at Bolsa Chica in the fourth quarter of 2005.

(b)          Other comprehensive loss reflects a minimum pension liability adjustment of $200,000 reflected in the fourth quarter of 2004 and reversal of tax benefit of $900,000 in 2005.