Form 10-Q
period 2006-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2006-05-05
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock, par value $.05 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The number of shares of Common Stock outstanding as of May 1, 2006 was 10,161,462.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

I N D E X

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports that we file with the Securities and Exchange Commission, may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2005. You should also read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-Q or any other report filed by us. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$4.6	$7.7
Short-term investments	22.5	30.3
Restricted cash	2.3	2.3
Real estate inventories	254.1	253.6
Deferred tax assets	34.5	35.4
Other assets	1.1	1.1

	$319.1	$330.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$12.1	$17.4
Project debt	50.2	57.9
Other liabilities	7.9	7.9

Total liabilities	70.2	83.2

Minority interest	—	.3

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,160,212 and 10,130,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 11,000,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	191.7	191.6
Retained earnings	58.5	56.6
Accumulated other comprehensive loss	(1.8)	(1.8)
Total stockholders’ equity	248.9	246.9

	$319.1	$330.4

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Homebuilding	$27.9	$6.5
Costs of sales:
Homebuilding	23.2	4.8

Gross operating profit	4.7	1.7

Selling, general and administrative expenses	1.7	1.2
Other (income) expense, net	(.3)	.2

Income before income taxes	3.3	.3

Provision (benefit) for income taxes	1.4	(4.5)

Minority interest in income of consolidated joint venture	—	.1

Net income	1.9	4.7

Other comprehensive income, net of income taxes:
Minimum pension liability income tax benefit	—	.9

Comprehensive income	$1.9	$5.6

Net earnings per common share:

Basic	$.19	$.46

Diluted	$.18	$.43

Common equivalent shares:

Basic	10.2	10.2

Diluted	10.5	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1.9	$4.7
Adjustments to reconcile net income to cash used in operating activities:
Non-cash benefit from reversal of deferred tax asset allowance	—	(4.7)
Gains on sales of real estate inventories	(4.7)	(1.7)
Stock-based compensation expense	.1	—
Deferred taxes	.9	—
Minority interest in income of consolidated joint venture	—	.2
Proceeds from asset sales, net	27.7	6.5
Investments in real estate inventories	(23.5)	(8.7)
Investments in land held for future development or sale	—	(.4)
Changes in assets and liabilities:
Decrease (increase) in other assets	.1	(.2)
Decrease in accounts payable, accrued and other liabilities	(5.3)	(4.2)

Cash used in operating activities	(2.8)	(8.5)

Cash flows from investing activities:
Sales of short-term investments	26.5	—
Purchases of short-term investments	(18.7)	—
Investments in unconsolidated joint ventures	(.1)	—

Cash provided by investing activities	7.7	—

Cash flows from financing activities:
Borrowings of project debt	1.2	18.2
Repayments of project debt	(8.9)	(3.3)
Proceeds from exercise of stock options	—	.3
Minority interest distributions	(.3)	(.4)

Cash (used in) provided by financing activities	(8.0)	14.8

Net (decrease) increase in cash and cash equivalents	(3.1)	6.3

Cash and cash equivalents - beginning of period	7.7	9.0

Cash and cash equivalents - end of period	$4.6	$15.3

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for income taxes, net of refunds received	$4.6	$(.8)

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As of March 31, 2006, the Company has no deposits with VIEs. See Note 7 – Real Estate Matters.

Real Estate

Real estate inventories primarily consists of homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties are dependent upon future economic and market conditions, and the availability of financing.

The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own market assumptions including those regarding home prices, infrastructure, home-building costs and financing costs regarding real estate inventories. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 10.2 million for the three months ended March 31, 2006 and 2005. The weighted average number of common shares, assuming dilution, was 10.5 million and 10.9 million for the three months ended March 31, 2006 and 2005, respectively. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2006 and 2005, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	March 31,
	2006	2005
Shares used in computing basic earnings per common share	10.2	10.2
Dilutive effect of stock options	.3	.7
Shares used in computing diluted earnings per common share	10.5	10.9

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees.”  SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. The Company previously adopted the fair value recognition provisions of SFAS 123 in 2003. The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective beginning in the Company’s first quarter of 2006. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This statement was effective beginning in the Company’s first quarter of 2006. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 affects the consolidation of entities in which a general partner or managing member is presumed to control a partnership or limited liability company. EITF 04-5 was effective for the Company beginning in the first quarter of 2006. The adoption of EITF 04-5 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon initial adoption. EITF 04-5 may materially impact the Company’s consolidated financial position, results of operations, or cash flows in future periods should the Company form new limited partnerships or modify existing limited partnerships such that the Company is deemed to control the limited partnership. Under those circumstances, the Company may be required by EITF 04-5 to consolidate the limited partnership.

Note 3 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development in communities in five Southern California counties. At March 31, 2006, real estate inventories include 889 lots and homes under construction, and five completed homes. Approximately $132.8 million of real estate inventories at March 31, 2006 reflects the 105-acre parcel of land on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”), which is planned for 356 homes as discussed below. In addition, the balance includes approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of the Upper Mesa, and 51 additional acres which are subject to a conservation easement. The Company capitalizes direct carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories.

The planned community on the Upper Mesa, known as “Brightwater,” will offer a broad mix of home choices, averaging 2,850 square feet and ranging in size from 1,700 square feet to 4,100 square feet. The plan also includes 37 acres of open space and conservation area. With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company expects to (i) begin grading in June 2006, (ii) begin building model homes during the fourth quarter of 2006, (iii) start selling homes during the second quarter of 2007, and (iv) begin delivering homes during the fourth quarter of 2007. However, there can be no assurance in that regard, or as to the absence of further administrative or construction delay.

The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, and market conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Certain information regarding interest follows (in millions):

	March 31,
	2006	2005
Capitalized interest, beginning of period	$6.1	$1.3
Interest incurred and capitalized	1.1	.5
Charged to cost of sales	(1.1)	(.1)
Capitalized interest, end of period	$6.1	$1.7

 Note 4 – Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans secured by first trust deeds bear an interest rate of prime plus three-fourths percent (8.5% at March 31, 2006), and some of these loan facilities have a minimum interest rate ranging from 5.75% to 7.5%. During the three months ended March 31, 2006, Hearthside Homes, Inc. entered into no new loan facilities. The following amounts were available and outstanding under these loan facilities as of March 31, 2006 and December 31, 2005 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	March 31, 2006	December 31, 2005
Rancho Santa Fe	$15.4	18	3/27/06	$—	$8.5
Lancaster	9.5	10	5/10/06	—	.2
Rancho Santa Fe	1.8	2	9/13/06	1.7	1.7
Ontario	11.7	26	10/19/06	4.7	4.6
Corona	1.9	4	10/26/06	1.8	1.8
Corona	14.8	36	10/26/06	7.2	7.0
Lancaster	1.0	3	11/17/06	1.0	1.0
Lancaster	10.5	36	11/17/06	3.6	3.6
Corona	41.1	151	1/7/07	19.2	18.8
Beaumont	20.7	102	2/17/07	7.8	7.6
Lancaster	17.7	77	7/1/07	3.2	3.1

				$50.2	$57.9

Note 5 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	March 31, 2006	December 31, 2005
Accrued pensions and benefits	$4.7	$4.8
Home warranty reserves	2.2	2.1
Contingent indemnity and environmental obligations	1.5	1.5
Unamortized discount	(.5)	(.5)
	$7.9	$7.9

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

	Three Months Ended March 31,
	2006	2005

Balance at beginning of period	$2.1	$1.6
Provision	.2	.1
Payments	(.1)	(.1)
Balance at end of period	$2.2	$1.6

Note 6 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended March 31,
	2006	2005
Current taxes	$.5	$.1
Deferred taxes	.9	.1
Reversal of valuation allowance on deferred tax assets	—	(4.7)
Provision (benefit) for income taxes	$1.4	$(4.5)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset future taxable income. As a result of the California Coastal Commission’s approval of the Company’s development plan for the Bolsa Chica Upper Mesa on April 14, 2005, the Company concluded that it is more likely than not that it will utilize all of its deferred tax assets. Therefore, during the three months ended March 31, 2005, the Company recorded a reversal of valuation allowance on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the tax benefit. Pursuant to Fresh Start Reporting, also during the three months ended March 31, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 40% as of April 25, 2006.

The federal NOLs available as of March 31, 2006 were approximately $124 million. The amount of federal NOLs which expire if not utilized is zero for 2006, 2007 and 2008 and $8 million, $49 million, and $67 million for 2009, 2010 and thereafter, respectively.

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

Note 7 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2006 and December 31, 2005, the Company had no land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits (discussed below).

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., the Company’s homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $2 million, as necessary, to complete the business plan. For contributions in excess of $5 million, the first $500,000 is to be contributed equally by the Company and the Company’s partner. At our discretion, the Company could continue to contribute equally to the next $500,000. Thereafter, the next $1 million is to be contributed equally between the members. During the fourth quarter of 2005 and the first quarter of 2006, the members each contributed approximately $160,000 and $100,000, respectively, of the additional $2 million. The Company expects to make additional aggregate capital contributions of approximately $675,000 to the joint venture during the next 15 months, bringing the Company’s total expected investment in the project to $1.4 million.

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During the next 12 months, we will focus our primary efforts to:

•                  begin grading and building model homes for our Brightwater project located on 105 acres of the Bolsa Chica mesa in Orange County, California in accordance with the Coastal Development Permit for 349 homes issued by the California Coastal Commission in December 2005;

•                  complete the entitlement process for a 168-acre joint venture project near Oxnard, California; and

•                  increase deliveries, revenues and profitability of our homebuilding operations throughout Southern California.

However, we are also considering other strategic opportunities as discussed below; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

Our total revenues for the three months ended March 31, 2006 and 2005 were $27.9 million and $6.5 million, respectively. For the three months ended March 31, 2006 and 2005, we delivered 49 and 10 homes, respectively. Our total assets as of March 31, 2006 and December 31, 2005 were $319.1 million and $330.4 million, respectively. Over the last ten years, we have delivered over 1,900 homes to families throughout Southern California.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our telephone number is (949) 250-7700.

Strategic Alternatives

The Board of Directors and management of the Company have always been and continue to be committed to enhancing value for all stockholders. In that regard, we continue to evaluate strategic alternatives. From time to time we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our Company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings; open market and other repurchases of our stock; dividends to our stockholders; and combinations of these alternatives.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we have historically maintained a minimal amount of leverage. We currently have $50 million of project-specific debt against $249 million of book equity and a $377 million equity market capitalization as of March 31, 2006. The Bolsa Chica

Mesa is unencumbered by debt. We are in the process of seeking debt financing for our Brightwater project which may also provide additional cash that could be available for a potential special dividend to our stockholders, open market or other repurchases of our stock, or combinations of these alternatives. We will continue to evaluate our strategy to maximize value to our stockholders.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Riverside County near the cities of Corona and North Corona, and in the City of Beaumont;

•                  San Bernardino County in the City of Ontario;

•                  Northern Los Angeles County in the City of Lancaster; and

•                  San Diego County in the Rancho Santa Fe area.

We expect to begin grading our Brightwater development project during May 2006 and plan to process permits for seven homes on adjacent parcels, which would bring the total unit count up to 356. The following chart describes our current projects, their location and our lot inventories as of March 31, 2006:

Project	Location	Lot Inventory
Chandler Ranch	North Corona	45
Alisal at Ontario	Ontario	26
Woodhaven	Beaumont	102
Hearthside Lane	Corona	151
	Subtotal – Inland Empire	324
Alisal at Lancaster	Lancaster	39
Lancaster II	Lancaster	72
Quartz Hill	Lancaster	77
	Subtotal - Lancaster	188
Cancion	Rancho Santa Fe	26
Brightwater	Bolsa Chica	356
		894

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2009. Up to approximately 555 additional single-family lots would be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will be dependent upon the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The Bolsa Chica upper mesa is the largest property in our portfolio, representing 42% of our total assets as of March 31, 2006. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the Bolsa Chica wetlands, and to the west by open space, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings include 68 acres of developable land on the Bolsa Chica upper mesa planned for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, five acres in the City of Huntington Beach which are currently zoned agricultural, and approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. We are analyzing development alternatives for the 5-acre Huntington Beach parcel and expect to submit a proposed site plan to the City of Huntington Beach later this year.

On December 15, 2005, we received a permit from the California Coastal Commission for development of the 349-home Brightwater residential community, which will offer a broad mix of home choices averaging 2,850 square feet and ranging in size from 1,700 square feet to 4,100 square feet. We currently expect to:

•                  begin grading in June 2006,

•                  begin building model homes during the fourth quarter of 2006, and

•                  start selling homes during the second quarter of 2007.

However, there can be no assurance in that regard, or as to the absence of any delays.

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

During the first quarter of 2005, following the Coastal Commission’s conditional approval of our permit to develop Brightwater, we concluded that it is more likely than not that we will utilize all of our deferred tax assets, including net operating losses, to offset future taxable income. As a result, we recorded a $4.7 million reversal of valuation allowance on post-reorganization net operating losses and other deferred tax assets and a $38.5 million reversal of valuation allowance on federal pre-reorganization net operating losses. See Note 6 in our Consolidated Financial Statements.

We used the following facts and assumptions in evaluating the value that we expect to receive from the Brightwater development project:

•                  The Brightwater development permit provides for 349 homes aggregating approximately 995,000 square feet.

•                  We own land adjacent to Brightwater, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community.

•                  Development at Brightwater is projected to take approximately six months for infrastructure, approximately eight months to build 14 model homes, and two to three years for home construction.

•                  We are currently planning to: (i) begin grading during June 2006, (ii) begin building model homes during the fourth quarter of 2006, (iii) start selling homes during the second quarter of 2007, and (iv) start delivering homes in the fourth quarter of 2007.

•                  As of January 2006, new home prices approximated $650 per square foot, including view and other premiums, in the local residential market (coastal Huntington Beach).

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

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. This estimation process assumes our ability to complete development and disposition of our real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect our development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of Brightwater is dependent upon various economic factors. Accordingly, the amount ultimately realized from the Brightwater project may differ materially from our current estimates and the project’s carrying value.

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. We are in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. We currently expect the residential development plan to include approximately 800 single-family detached lots and approximately 750 attached family residential units (townhomes, condominiums, and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 555 of the single-family lots and 490 of the attached units would be developed on the 168 acres of optioned land that we currently expect to purchase. The option contracts give us two years, plus up to three additional years through the exercise of extensions, to complete these entitlement activities before purchasing the land. We have the right to terminate these option agreements by forfeiting the cash deposits. We are striving to obtain approval of our plan from the Oxnard City Council by the end of 2006 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the first half of 2007; however, delays could be encountered. We exercised six-month extensions in January and July 2005, and in January 2006.

During October 2003, we entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., our homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $2 million, as necessary, to complete the business plan. For contributions in excess of $5 million, the first $500,000 is to be contributed equally by us and our partner. At our discretion, we could continue to contribute equally to the next $500,000. Thereafter, the next $1 million is to be contributed equally between us. During the fourth quarter of 2005 and the first quarter of 2006, we each contributed approximately $160,000 and $100,000, respectively, of the additional $2 million. We expect to make additional aggregate capital contributions of approximately $675,000 to the joint venture during the next 15 months, bringing our total expected investment in the project to $1.4 million. After payment of a 10% preferred return on invested capital to us and our partner, first tier profits are generally allocated 75% to our partner and 25% to us and second tier profits and losses over $5 million are generally allocated on a 50/50 basis. The first $5 million of losses are generally allocated 80% to our partner and 20% to us. While we exert a large degree of influence over the joint venture, our partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Homebuilding

We acquired no single-family residential lots during the first quarter of 2006. Although home prices in Southern California have increased 20% to 30% annually over the last few years, we do not expect appreciation to continue at that rate, but rather expect modest, if any, increases over the next year. We delivered 49 homes during the first quarter of 2006, compared to 10 deliveries during the comparable period in 2005. The record rainfall during the fourth quarter of 2004 and the first quarter of 2005 negatively impacted our construction schedule and contributed to our lower number of home deliveries in the first quarter of 2005.

Our homebuilding projects are described below:

		Land Acquisition	Commenced Construction		Commenced Sales		Deliveries Quarter Ended March 31,
	Location						2006	2005
Completed Projects	Various	n/a	n/a		n/a		1	10

Active Projects
Chandler Ranch	North Corona	2004	2005		2005		38	—
Cancion	Rancho Santa Fe	2003-2005	2005		2005		—	—
Alisal at Lancaster	Lancaster	2004	2004		2005		10	—
Alisal at Ontario	Ontario	2005	2005		2006		—	—
Woodhaven	Beaumont	2005	2005		2006		—	—
Hearthside Lane	Corona	2005	2005		2006	(a)	—	—
Quartz Hill	Lancaster	2005	2006	(a)	2006	(a)	—	—
Brightwater	Bolsa Chica	1970	2006	(a)	2007	(a)	—	—
							49	10

(a) Pending

Rancho Santa Fe. In October 2003, we entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of San Diego County in California. We acquired the lots during the period from October 2003 to March 2005. During 2005, two model homes averaging approximately 3,370 square feet were completed and six homes were delivered at an average price of $1,223,000. As of April 24, 2006, 22 homes are in escrow at an average price of $1,396,000, and three additional homes are under construction and held for sale.

Lancaster. We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004 and opened for home sales in January 2005. During 2005, we delivered 55 homes at an average price of $406,000. We delivered 10 homes during the first quarter of 2006 at an average price of $417,000 and, as of April 24, 2006, 25 homes are in escrow at an average price of $445,000, and nine homes are under construction and held for sale. In April 2005, we acquired an additional 72 unentitled lots in Lancaster. We are completing the entitlement process and plans for the project and expect to begin construction during the fourth quarter of 2006.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community will be on 10,000 square foot lots and will average 3,642 square feet. We expect to begin construction of models and open for sales during the second quarter of 2006.

Corona. We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 38 homes during the first quarter of 2006 at an average price of $603,000 and delivered two homes in early April. As of April 24, 2006, nine homes are in escrow at an average price of $607,000, and seven additional homes are under construction and have been released for sale.

During April 2005, we acquired 151 lots in Corona. Following construction of infrastructure, construction of homes averaging 3,583 square feet on lots of approximately 7,200 square feet is expected to begin during the second quarter of 2006.

Ontario. During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, planned to average 3,380 square feet, is an infill site situated very close to the projects we recently completed in the City of Chino. Construction began during the fourth quarter of 2005, and we opened for sales during March 2006. As of April 24, 2006, four homes are in escrow at an average price of $693,000, and nine additional homes are under construction and have been released for sale.

Beaumont. We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. As of April 24, 2006, 10 homes are under construction and have been released for sale.

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

Approximately 36% (based on number of lots) of our active homebuilding projects are located in the “Inland Empire” area of Southern California, which includes Riverside and San Bernardino counties; however, in 2006 we will also be actively developing our 349-home Brightwater community adjacent to Huntington Beach, California. The Inland Empire has experienced significant population and job growth in the past decade. While continued population growth and demand for new homes are expected to continue, partially due to the limited supply of affordably priced housing in coastal areas such as Orange County, there can be no assurance that economic, demographic or other factors will not slow, diminish or cause such growth to diminish or cease.

During the year ended December 31, 2005, the homebuilding environment remained strong due to a positive supply/demand relationship in Southern California, as well as relatively low interest rates. We have seen signs that the housing market in Southern California has slowed during the first quarter of 2006. For the first quarter of 2006, our net new orders decreased by 35 homes compared with the same period last year (29 for the first quarter of 2006 compared with 64 for the first quarter of 2005). The decrease was partially due to one less active selling community as well as a return to a more moderate level of orders from record first quarter orders last year. At the same time, however, backlog as of quarter end was comparable (60 as of March 31, 2006 compared with 61 as of March 31, 2005). Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further, during 2005, home prices rose significantly in all of our markets. This has led some people to assert that the prices of land, new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes could adversely affect both our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

Critical Accounting Policies

In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 2 and 6 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

We assess the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. These assets are carried at cost, unless the carrying amount of the parcel or subdivision is determined not to be fully recoverable, in which case the impaired real estate is written down to fair value. Given the significance of the carrying value of real estate inventories, the application of SFAS No. 144 in evaluating any potential impairment is critical to our consolidated financial statements, as discussed further in Note 2 to the Consolidated Financial Statements.

The Bolsa Chica property is our largest asset. Prior to the December 2005 receipt of our Brightwater permit, the property was included in land held for future development or sale. In December 2005, we sold approximately 146 acres of the property to the State. Beginning in December 2005, the remaining portion consisting of approximately 214 acres is included in real estate inventories.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing, we incorporated our own market assumptions including those regarding home prices, infrastructure, home-building costs, and financing costs regarding real estate inventories. Additionally, as appropriate, we identify alternative courses of action to recover the carrying value of our long-lived assets and evaluate all likely alternatives under a probability-weighted approach as described in SFAS No. 144.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes our ability to complete development and disposition of our real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. The development of our Brightwater project is dependent upon various economic factors. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Minority interest represents the equity interest of our joint venture partner for one consolidated venture. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations.

Income Taxes

We account for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of our historical federal tax net operating losses, as discussed in Note 6 to the Consolidated Financial Statements, the application of our policy in evaluating the expected future benefit of net operating losses is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

We remain subject to the general rules of Section 382, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.26% as of April 2006) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of April 25, 2006, we have experienced a three-year cumulative ownership shift of approximately 40%, as computed in accordance with Section 382.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 5 and 7 to the Consolidated Financial Statements. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

Results of Operations

The nature of our business, including our limited inventory of buildable lots, is such that status of each project often causes significant fluctuations in operating results from quarter-to-quarter and year-to-year.

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

The Company reported revenues of $27.9 million and gross operating profit of $4.7 million for the first quarter of 2006, compared with $6.5 million in revenues and gross operating profit of approximately $1.7 million for the first quarter of 2005. Revenues in the current period reflect deliveries of 49 homes, including 38 homes at the “Chandler Ranch” project in North Corona, 10 homes at the “Alisal” project in Lancaster, and one home at the “Jasper Ranch” project in Riverside. The comparable period of the prior year reflects deliveries of 10 homes, including six homes at the Riverside project and four homes at the Chino project. The current quarter’s gross margin of 16.8% is lower than the prior period gross margin of 26.2% due to the lower profitability of the Lancaster and North Corona (Chandler Ranch) homes delivered during the current quarter as compared with the Riverside (Jasper Ranch) and Chino homes delivered during the comparable period of the prior year. This decrease reflects the lower price level of homes in Lancaster compared with homes in the Inland Empire, a higher-end product delivered at our Chino and Jasper Ranch projects in 2005, and lower levels of price appreciation resulting from shorter holding periods for the land underlying the homes delivered during the three months ended March 31, 2006.

The $500,000 increase in selling, general and administrative expenses during the first quarter of 2006, as compared with the first quarter of 2005, primarily reflects an increased accrual for incentive bonuses related to the increased profitability of our homebuilding business.

The $500,000 increase in other (income) expense during the first quarter of 2006 compared with the first quarter of 2005 primarily reflects interest income on short-term investments during the 2006 period.

During the three months ended March 31, 2005, the Company recorded a reversal of valuation allowance on post-reorganization NOLs of $4.7 million following the Coastal Commission’s approval of the development plan for 349 homes on the Bolsa Chica Upper Mesa (see Note 6).

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as project debt and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of March 31, 2006 (in millions):

	Payments due by period
	Total	Less than 1	1-3 years	4-5 years	More than 5 years

Project debt	$50.2	$47.0	$3.2	—	—
Operating leases	.2	.2	—	—	—
Total	$50.4	$47.2	$3.2	—	—

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 1. “Legal Proceedings” and in Note 5 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2006	2005
Cash and cash equivalents	$4.6	$15.3
Short-term investments	22.5	—
Cash used in operating activities	(2.8)	(8.5)
Cash provided by investing activities	7.7	—
Cash (used in) provided by financing activities	(8.0)	14.8

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. We are currently utilizing internally generated cash to fund our Brightwater development at Bolsa Chica and, along with joint venture contributions, to fund the Oxnard land development project. We expect to obtain construction financing for infrastructure and homebuilding activities at Brightwater during the third quarter of 2006. We expect to make aggregate additional capital contributions of approximately $675,000 to the Oxnard joint venture during the next 15 months, bringing our total expected investment in the project to $1.4 million. We are utilizing internally generated cash and project debt to fund construction of our homebuilding projects. Our current and pending homebuilding projects (excluding Brightwater), which are primarily in the “Inland Empire” area of Southern California (Riverside and San Bernardino counties) and Lancaster in northeastern Los Angeles County, are currently expected to generate approximately $90 million of positive cash flows over the next three years, based on present economic conditions and market assumptions. However, any adverse change in such conditions or assumptions would adversely impact the amount of our cash flows. Our unrestricted cash and cash equivalents and short-term investments as of March 31, 2006 were $27.1 million. We believe that our cash and cash equivalents, short-term investments, future real estate sales proceeds, and funds available under our current and future credit agreements will be sufficient to meet anticipated operating and capital investment requirements, primarily project development costs for homebuilding projects, and the Oxnard and Brightwater land development projects, along with general and administrative expenses, for at least the next 12 months.

Also see “Strategic Alternatives” above for a discussion of a potential special dividend and/or stock repurchases.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2006, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

March 31, 2006 Compared with December 31, 2005

Cash used in homebuilding operations of $2.8 million for the first quarter of 2006 primarily reflects real estate sales proceeds of $27.7 million from deliveries of 49 homes, offset by uses of cash for investments in real estate inventories and construction costs of $23.5 million and a $5.3 million decrease in accounts payable discussed below.

Additional significant uses of cash include approximately $8.9 million for repayments of project debt financing to reduce the negative arbitrage between costs of project debt and interest income on short-term investments. The primary sources of cash during the quarter were net sales of short-term investments of $7.8 million and borrowing under project debt financing of $1.2 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $3.1 million decrease in cash and cash equivalents.

The $900,000 decrease in deferred tax assets primarily reflects the usage of $300,000 of federal Pre-reorganization net operating losses (“NOLs”) and $600,000 related to amounts not deductible until paid.

Accounts payable and accrued liabilities decreased by $5.3 million, to a balance of $12.1 million as of March 31, 2006, primarily reflecting $4.6 million of payments for federal alternative minimum tax and state income taxes.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of March 31, 2006, we have no consolidated land option deposits and no material third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $800,000 and $600,000 at March 31, 2006 and 2005, respectively. These joint ventures had total assets of $5.6 million and $4.3 million as of March 31, 2006 and 2005, respectively, which included land deposits of $1.6 million and $1.1 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of March 31, 2006, we provide no guarantees on debt of unconsolidated joint ventures.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize project debt financing for acquisition, development and construction of homes. The interest rates on our project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of March 31, 2006, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for 2006 of approximately $500,000.

ITEM 4 -   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -                                                 LEGAL PROCEEDINGS

See Note 7 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A -                                       RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

There has not been any material change in the risk factors disclosure from that contained in our Form 10-K for the fiscal year ended December 31, 2005; however, the risks and uncertainties described in the Form 10-K are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

ITEM 6 -                                                 EXHIBITS

31.1                           Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.

31.2                           Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.

32                                    Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.*

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

Date: May 5, 2006	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer