Form 10-Q
period 2006-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2006-08-08
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock outstanding as of July 31, 2006 was 10,172,712.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

I N D E X

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

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

•                    the impact of recent accounting pronouncements; and

•                    stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate, local, regional and national economic conditions, the demand for homes fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, weather conditions, domestic and international political events, uncertainties created by terrorist attacks, and the effects of governmental regulation. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

Although we believe that our strategies, plans, objectives, goals, expectations and intentions reflected in, or suggested by these forward-looking statements are reasonable given current information available to us, we can give no assurance that any of them will be achieved.

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors”, as well as the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K for the year ended December 31, 2005. You should also read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

 CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$2.7	$7.7
Short-term investments	15.1	30.3
Restricted cash	3.5	2.3
Real estate inventories	267.8	253.6
Deferred tax assets	34.0	35.4
Other assets	1.6	1.1
	$324.7	$330.4
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$17.8	$17.4
Project debt	48.7	57.9
Other liabilities	7.9	7.9
Total liabilities	74.4	83.2
Minority interest	—	.3

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,172,712 and 10,160,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Capital in excess of par value	191.9	191.6
Retained earnings	59.7	56.6
Accumulated other comprehensive loss	(1.8)	(1.8)
Total stockholders’ equity	250.3	246.9
	$324.7	$330.4

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Homebuilding	$18.8	$3.1	$46.7	$9.6

Costs of sales:
Homebuilding	15.6	2.2	38.8	7.0

Gross operating profit	3.2	.9	7.9	2.6

Selling, general and administrative expenses	1.4	.7	3.1	1.9
Other (income) expense, net	(.2)	.1	(.5)	.3

Income before income taxes	2.0	.1	5.3	.4

Provision (benefit) for income taxes	.8	.1	2.2	(4.4)

Minority interest in income of consolidated joint venture	—	—	—	.1

Net income	1.2	—	3.1	4.7

Other comprehensive income, net of income taxes:
Minimum pension liability income tax benefit	—	—	—	.9

Comprehensive income	$1.2	$—	$3.1	$5.6

Net earnings per common share:

Basic	$.12	$—	$.30	$.46
Diluted	$.11	$—	$.30	$.43

Common equivalent shares:

Basic	10.2	10.2	10.2	10.2
Diluted	10.5	10.9	10.5	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3.1	$4.7
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	.1	—
Distributions from unconsolidated joint ventures	.1	—
Non-cash benefit from reversal of deferred tax asset allowance	—	(4.7)
Deferred taxes	1.4	.2
Gains on sales of real estate inventories	(7.9)	(2.6)
Minority interest in income of consolidated joint venture	—	.2
Proceeds from asset sales, net	46.5	9.6
Investments in real estate inventories	(52.8)	(59.0)
Investments in land held for future development or sale	—	(1.4)
Changes in assets and liabilities:
(Increase) decrease in other assets	(.2)	4.0
Increase (decrease) in accounts payable, accrued and other liabilities	.4	(6.3)

Cash used in operating activities	(9.3)	(55.3)

Cash flows from investing activities:
Sales of short-term investments	51.6	—
Purchases of short-term investments	(36.4)	—
Investments in unconsolidated joint ventures	(.4)	—
Change in restricted cash	(1.2)	.5

Cash provided by investing activities:	13.6	.5

Cash flows from financing activities:
Borrowings of project debt	5.6	58.3
Repayments of project debt	(14.8)	(7.0)
Proceeds from exercise of stock options	.1	.3
Tax benefit from exercise of stock options	.1	—
Minority interest distributions	(.3)	(.4)

Cash (used in) provided by financing activities	(9.3)	51.2

Net decrease in cash and cash equivalents	(5.0)	(3.6)

Cash and cash equivalents - beginning of period	7.7	9.0

Cash and cash equivalents - end of period	$2.7	$5.4

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$4.7	$.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the current year’s previously issued Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 2 - Significant Accounting Policies

Consolidation of Variable Interest Entities

A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE, pursuant to Financial Interpretation FIN No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE.  FIN 46 was effective immediately for VIEs created after January 31, 2003.

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

As of June 30, 2006, the Company has no deposits with VIEs. See Note 7 — Real Estate Matters.

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

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and six months ended June 30, 2006 and 2005, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options.  Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Shares used in computing basic earnings per common share	10.2	10.2	10.2	10.2
Dilutive effect of stock options	.3	.7	.3	.7
Shares used in computing diluted earnings per common share	10.5	10.9	10.5	10.9

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An amendment of APB 29, Accounting for Nonmonetary Transactions” (“SFAS 153”).  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement was effective beginning in the Company’s first quarter of 2006. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48  (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

Note 3 - Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development in communities in five Southern California counties.  At June 30, 2006, real estate inventories include 858 lots and homes under construction, and nine completed homes.  Approximately $142.0 million of real estate inventories at June 30, 2006 reflects the 105-acre parcel of land on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”), which is planned for 356 homes as discussed below. In addition, the balance includes approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of the Upper Mesa, and 51 additional acres which are subject to a conservation easement. The Company capitalizes direct carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories.

The planned community on the Upper Mesa, known as “Brightwater,” will offer a broad mix of home choices, averaging 2,850 square feet and ranging in size from 1,700 square feet to 4,100 square feet.  The plan also includes 37 acres of open space and conservation area.  With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities.  In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company expects to (i) complete grading during the third quarter of 2006, (ii) begin building model homes during the fourth quarter of 2006, (iii) start selling homes during the second quarter of 2007, and (iv) begin delivering homes during the fourth quarter of 2007.  However, there can be no assurance in that regard, or as to the absence of further administrative or construction delay.

The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and disposition of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic and market conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project’s carrying value.

Capitalized interest is allocated to real estate inventories when incurred, and charged to cost of sales when the related property is delivered. Certain information regarding interest follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Capitalized interest, beginning of period	$6.1	$1.7	$6.1	$1.3
Interest incurred and capitalized	1.1	2.1	2.2	2.6
Charged to cost of sales	(.7)	(0.1)	(1.8)	(0.2)
Capitalized interest, end of period	$6.5	$3.7	$6.5	$3.7

Note 4 - Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks.  These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes.  Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans secured by first trust deeds bear an interest rate of prime plus three-fourths percent (9.0 % at June 30, 2006), and some of these loan facilities have a minimum interest rate ranging from 5.75% to 7.5%. Additional borrowings under these loan facilities totaled $5.6 million during the six months ended June 30, 2006, and consisted primarily of draws on the Lancaster loan and interest on outstanding borrowings. The $14.8 million of repayments during the six months ended June 30, 2006 included full repayment of $8.7 million outstanding under the Rancho Santa Fe facility due in March 2006 and $6.1 million on the Lancaster and Corona loans upon deliveries of homes. During the three and six months ended June 30, 2006, Hearthside Homes, Inc. entered into no new loan facilities.  The following amounts were available and outstanding under these loan facilities as of June 30, 2006 and December 31, 2005 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	June 30,	December 31,
First Trust Deeds	of Facility	of Lots	Date	2006	2005
Rancho Santa Fe	$15.4	—	3/27/06	$—	$8.5
Lancaster	9.5	—	5/10/06	—	.2
Rancho Santa Fe	1.8	2	9/13/06	1.8	1.7
Ontario	11.7	26	10/19/06	4.8	4.6
Corona	1.9	4	10/26/06	1.9	1.8
Corona	14.8	35	10/26/06	6.5	7.0
Lancaster	1.0	3	11/17/06	1.0	1.0
Lancaster	10.5	20	11/17/06	2.0	3.6
Corona	41.1	151	1/7/07	19.6	18.8
Beaumont	20.7	102	2/17/07	7.9	7.6
Lancaster	17.7	77	7/1/07	3.2	3.1
				$48.7	$57.9

Note 5 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	June 30,	December 31,
	2006	2005
Accrued pensions and benefits	$4.7	$4.8
Home warranty reserves	2.2	2.1
Contingent indemnity and environmental obligations	1.5	1.5
Unamortized discount	(.5)	(.5)
	$7.9	$7.9

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

	Six Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$2.1	$1.6
Provision	.2	.1
Payments	(.1)	(.2)
Balance at end of period	$2.2	$1.5

Note 6 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Current taxes	$.2	$—	$.7	$.1
Deferred taxes	.6	.1	1.5	.2
Reversal of valuation allowance on deferred tax assets	—	—	—	(4.7)
Provision (benefit) for income taxes	$.8	$.1	$2.2	$(4.4)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset future taxable income.  As a result of the California Coastal Commission’s approval of the Company’s development plan for the Bolsa Chica Upper Mesa on April 14, 2005, the Company concluded that it is more likely than not that it will utilize all of its deferred tax assets.  Therefore, during the six months ended June 30, 2005, the Company recorded a reversal of valuation allowance on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the tax benefit.  Pursuant to Fresh Start Reporting, also during the six months ended June 30, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s capital in excess of par value.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 44% as of July 31, 2006.

The federal NOLs available as of June 30, 2006 were approximately $122 million. The amount of federal NOLs which expire if not utilized is zero for 2006, 2007 and 2008 and $6 million, $49 million, and $67 million for 2009, 2010 and thereafter, respectively.

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

Note 7 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.  As of December 31, 2005, the Company had no land option deposits. As of June 30, 2006, the Company had one $25,000 refundable land option deposit. In addition, our unconsolidated Oxnard joint venture has land deposits (discussed below).

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., the Company’s homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $2 million, as necessary, to complete the business plan.  For contributions in excess of $5 million, the first $500,000 is to be contributed equally by the Company and the Company’s partner.  At the Company’s discretion, the Company could continue to contribute equally to the next $500,000. Thereafter, the next $1 million is to be contributed equally between the members. During the fourth quarter of 2005 and the first six months of 2006, the members each contributed approximately $160,000 and $440,000, respectively, of the additional $2 million.  The Company’s total investment in the venture as of June 30, 2006 is $1.1 million. The Company expects to make additional aggregate capital contributions of approximately $700,000 to the joint venture during the next 15 months, bringing the Company’s total expected investment in the venture to $1.8 million.

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

Note 8 - Subsequent Event

On August 1, 2006, the Company obtained a commitment from KeyBank to underwrite a $125 million five-year, senior secured term loan to finance the distribution of a “special dividend” of between $11 and $13 per share. On June 27, 2006, the Company announced that this “special dividend” is expected to be paid to the holders of the Company’s common stock by the end of September 2006. The term loan will be secured by a pledge of the stock of the Company’s material subsidiaries, including the subsidiary that owns the Bolsa Chica mesa. KeyBank is also in the process of syndicating a $100 million three-year, Senior Secured Revolving Credit Facility (“Facility”) to finance development and construction costs for the Company’s Brightwater project. The Facility will be secured by a first trust deed on the Bolsa

Chica mesa and includes financial covenants that require the Company to, among other requirements, meet compliance tests for budgeted Brightwater revenue and cost amounts, maintain an interest reserve, maintain a minimum net worth of $100 million plus 25% of future earnings, and not exceed certain leverage ratios. The term loan is expected to bear interest at the Company’s option at either Libor plus 275 basis points or Prime plus 25 basis points and the revolver will bear interest at the Company’s option at either Libor plus 200 basis points or Prime minus 25 basis points. The Company expects both of these financing transactions to be completed within the next 30 days; however, there can be no assurances that there will not be delays or that the transactions will be completed and the special dividend distribution will be made.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of California Coastal Communities, Inc

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.  The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During the next 12 months, we will focus our primary efforts to:

•                  complete grading and begin building model homes for our Brightwater project located on 105 acres of the Bolsa Chica mesa in Orange County, California in accordance with the Coastal Development Permit for 349 homes issued by the California Coastal Commission in December 2005;

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

Our total revenues for the three months ended June 30, 2006 and 2005 were $18.8 million and $3.1 million, respectively, and $46.7 million and $9.6 million for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, we delivered 28 and four homes, respectively, and for the six months ended June 30, 2006 and 2005, we delivered 77 and 14 homes, respectively. Our total assets as of June 30, 2006 and December 31, 2005 were $324.7 million and $330.4 million, respectively. Over the last 11 years, we have delivered over 1,900 homes to families throughout Southern California.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our telephone number is (949) 250-7700.

Strategic Alternatives

Our Board of Directors and management have always been and continue to be committed to enhancing value for all stockholders. In that regard, we continue to evaluate strategic alternatives. From time to time we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings; open market and other repurchases of our stock; dividends and other distributions to our stockholders; and combinations of these alternatives.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we have historically maintained a minimal amount of leverage. We currently have $48.7 million of project-specific debt against

$250 million of book equity and a $326 million equity market capitalization as of June 30, 2006.  The Bolsa Chica mesa is currently unencumbered by debt; however, if the financing transactions described below and in Note 8 to the Financial Statements are completed, the Bolsa Chica mesa will be encumbered by a first trust deed.

On June 27, 2006, we announced our plan to distribute a special tax-advantaged “dividend” of $11 to $13 per share by the end of September 2006. We expect this special dividend to be treated as a return of capital to the extent of each stockholder’s tax basis in our stock. Our Board of Directors will declare the dividend amount, record date and payment date upon completion of the KeyBank financing transactions discussed below and in Note 8.

On August 1, 2006, we obtained a commitment from KeyBank to underwrite a $125 million five-year, senior secured term loan to finance the special dividend payment. The term loan will be secured by a pledge of the stock of our material subsidiaries, including the subsidiary that owns the Bolsa Chica mesa. KeyBank is also in the process of syndicating a $100 million three-year, senior secured revolving construction loan for our Brightwater project, which will be secured by a first trust deed on the Bolsa Chica mesa. The term loan is expected to bear interest at the Company’s option at either Libor plus 275 basis points or Prime plus 25 basis points and the revolver will bear interest at the Company’s option at either Libor plus 200 basis points or Prime minus 25 basis points. We expect both of these financing transactions to be completed within the next 30 days; however, there can be no assurances that there will not be any delays or that the transactions will be completed and the special dividend distribution will be made.

As we continue to develop Brightwater, we will also continue to evaluate any other available strategic alternative that will maximize value to our stockholders.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Riverside County near the cities of Corona and North Corona, and in the City of Beaumont;

•                  San Bernardino County in the City of Ontario;

•                  Northern Los Angeles County in the City of Lancaster;

•                  San Diego County in the Rancho Santa Fe area; and

•                  Orange County in the Huntington Beach area.

We began grading our Brightwater development project during June 2006 and plan to process permits for seven homes on adjacent parcels, which would bring the total unit count up to 356.  The following chart describes our current projects, their location and our lot inventories as of June 30, 2006:

Project	Location	Lot Inventory
Chandler Ranch	North Corona	39
Alisal at Ontario	Ontario	26
Woodhaven	Beaumont	102
Hearthside Lane	Corona	151
	Subtotal — Inland Empire	318
Alisal at Lancaster	Lancaster	23
Lancaster II	Lancaster	73
Quartz Hill	Lancaster	77
	Subtotal - Lancaster	173
Cancion	Rancho Santa Fe	20
Brightwater	Bolsa Chica	356
	Total - All Projects	867

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2010.  Up to approximately 555 additional single-family lots would be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The Bolsa Chica upper mesa is the largest property in our portfolio, representing approximately 44% of our total assets as of June 30, 2006. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the Bolsa Chica wetlands, and to the west by open space, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings include 68 acres of developable land on the Bolsa Chica upper mesa planned for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, five acres in the City of Huntington Beach which are currently zoned agricultural, and approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement. We are analyzing development alternatives for the 5-acre Huntington Beach parcel and expect to submit a proposed site plan to the City of Huntington Beach later this year.

On December 15, 2005, we received a permit from the California Coastal Commission for development of the 349-home Brightwater residential community, which will offer a broad mix of home choices averaging 2,850 square feet and ranging in size from 1,700 square feet to 4,100 square feet.  In addition, we own land adjacent to the planned Brightwater development in the City of Huntington Beach, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community. We began grading the Brightwater development this past June and we currently expect to:

•                  complete grading during the third quarter of 2006,

•                  begin building model homes during the fourth quarter of 2006, and

•                  start selling homes during the second quarter of 2007;

however, there can be no assurance in that regard, or as to the absence of any delays.

Our Brightwater plan also includes 37 acres of open space and conservation area. With 356 homes on 68 acres of the upper mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities.

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

We used the following facts and assumptions in evaluating the value that we expect to receive from the Brightwater development project:

•                  The Brightwater coastal development permit provides for 349 homes aggregating approximately 995,000 square feet.

•                  We own land adjacent to Brightwater in the City of Huntington Beach, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community.

•                  Development at Brightwater is projected to take approximately four to six months for infrastructure, approximately eight months to build 14 model homes, and two to three years for home construction.

•                  We are currently planning to: (i) complete grading during the third quarter of 2006, (ii) begin building model homes during the fourth quarter of 2006, (iii) begin selling homes during the second quarter of 2007, and (iv) begin delivering homes in the fourth quarter of 2007.

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

•                  While demand continues to exceed the supply of housing in coastal Orange county, the volume of home sales has slowed during the first half of 2006 and pressure for continued appreciation of home prices appears to have subsided.

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

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. We are in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. We currently expect the residential development plan to include approximately 800 single-family detached lots and approximately 750 attached family residential units (townhomes, condominiums, and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 555 of the single-family lots and 490 of the attached units would be developed on the 168 acres of optioned land that we currently expect to purchase.  The option contracts give us two years, plus up to three additional years through the exercise of extensions, to complete these entitlement activities before purchasing the land. We have the right to terminate these option agreements by forfeiting the cash deposits. We are striving to obtain approval of our plan from the Oxnard City Council by the end of 2006 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the second half of 2007; however, delays could be encountered.  We have exercised four six-month extensions, extending the current closing date for the option contracts to February 2007.

During October 2003, we entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., our homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $2 million, as necessary, to complete the business plan.  For contributions in excess of $5 million, the first $500,000 is to be contributed equally by us and our partner.  At our discretion, we could continue to contribute equally to the next $500,000. Thereafter, the next $1 million is to be contributed equally between us. During the fourth quarter of 2005 and the first six months of 2006, we each contributed approximately $160,000 and $440,000, respectively, of the additional $2 million.  Our total investment in the venture as of June 30, 2006 is $1.1 million. We expect to make additional aggregate capital contributions of approximately $700,000 to the joint venture during the next 15 months, bringing our total expected investment in the project to $1.8 million.  After payment of a 10% preferred return on invested capital to us and our partner, first tier profits are generally allocated 75% to our partner and 25% to us and second tier profits and losses over $5 million are generally allocated on a 50/50 basis. The first $5 million of losses are generally allocated 80% to our partner and 20% to us.  While we exert a large degree of influence over the joint venture, our partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Homebuilding

We acquired no single-family residential lots during the first six months of 2006. Although home prices in Southern California increased dramatically over the last few years, we have not seen price appreciation in our markets in the first half of 2006, and expect modest, if any, increases over the next year. We have noticed a number of large national homebuilders offering various buyer incentives and there is also a possibility of price decreases over the next 12 months. We delivered 28 homes during the second quarter of 2006, compared to only four deliveries during the comparable period in 2005. The record rainfall during the fourth quarter of 2004 and the first quarter of 2005 negatively impacted our construction schedule and contributed to our lower number of home deliveries in the second quarter of 2005.

Our homebuilding projects are described below:

						Deliveries
						Quarter Ended
		Land	Commenced	Commenced		June 30,
	Location	Acquisition	Construction	Sales		2006	2005

Completed Projects	Various	n/a	n/a	n/a		—	4

Active Projects
Chandler Ranch	North Corona	2004	2005	2005		6	—
Cancion	Rancho Santa Fe	2003-2005	2005	2005		6	—
Alisal at Lancaster	Lancaster	2004	2004	2005		16	—
Alisal at Ontario	Ontario	2005	2005	2006		—	—
Woodhaven	Beaumont	2005	2005	2006		—	—
Hearthside Lane	Corona	2005	2005	2006	(a)	—	—
Quartz Hill	Lancaster	2005	2006	2006	(a)	—	—
Brightwater	Bolsa Chica	1970	2006	2007	(a)	—	—
				Total Deliveries		28	4

(a)             Pending

Rancho Santa Fe.   In October 2003, we entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of San Diego County in California. We acquired the lots during the period from October 2003 to March 2005.  During 2005, two model homes averaging approximately 3,370 square feet were completed and six homes were delivered at an average price of $1,223,000.  We delivered six homes during the first half of 2006 at an average price of $1,359,000. During July 2006, six additional homes were delivered at an average price of $1,421,000, and as of July 31, 2006, eight homes are in escrow at an average price of $1,420,000, two homes are completed and held for sale, and four additional homes are under construction and held for sale.

Lancaster.   We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,800 square feet during the third quarter of 2004 and opened for home sales in January 2005.  During 2005, we delivered 55 homes at an average price of $406,000. We delivered 26 homes during the first half of 2006 at an average price of $424,000, delivered an additional nine homes during July and, as of July 31, 2006, seven homes are in escrow at an average price of $488,000, and six homes are completed models or are under construction and held for sale. In April 2005, we acquired an additional 73 unentitled lots in Lancaster. We are completing the entitlement process and plans for the project and expect to begin construction during 2007.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community will be on 10,000 square foot lots and will average 3,642 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. As of July 31, 2006, three model homes and the first 13 production homes are under construction, and six homes have been released for sale.

Corona.   We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 44 homes during the first half of 2006 at an average price of $607,000 and delivered two additional homes in July. As of July 31, 2006, five homes are in escrow at an average price of $595,000, six homes are completed and held for sale, and six additional homes are under construction and have been released for sale.

During April 2005, we acquired 151 lots in Corona.  Following construction of infrastructure, construction of homes averaging 3,600 square feet on lots of approximately 7,200 square feet is expected to begin during the third quarter of 2006.

Ontario.   During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, planned to average 3,380 square feet, is an infill site situated very close to the projects we recently completed in the City of Chino. Construction began during the fourth quarter of 2005, and we opened for sales during March 2006. As of July 31, 2006, four homes are in escrow at an average price of $690,000, and nine additional homes are under construction and have been released for sale.

Beaumont.   We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. As of July 31, 2006, 14 homes are in escrow at an average price of $403,000 and 26 additional homes are under construction and have been released for sale.

Outlook

The housing market in Southern California has slowed during the first half of 2006.  For the second quarter of 2006, our net new orders decreased 57% to 16 homes from 37 homes for the second quarter of 2005. The decrease in net new orders reflects the industry-wide slowdown and is comparable to the 55% decrease in the first quarter of 2006 (29 homes for the first quarter of 2006 compared with 64 homes for the first quarter of 2005). At the same time, backlog as of quarter end decreased 48% (49 as of June 30, 2006 compared with 94 as of June 30, 2005), while the value of homes in backlog decreased only 24% to $39.8 million from $52.3 million. Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further, during 2005, home prices rose significantly in all of our markets. This has led some people to assert that the prices of land, new homes and the stock prices of homebuilding companies may be inflated and may decline further if the demand for new homes weakens further. A decline in the prices for new homes could adversely affect both our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

We believe this slowdown is attributable to an overall softening of demand for new homes as well as an oversupply of homes available for sale. We attribute the reduction in demand to reduced affordability of new homes due to rapid price increases over the last six years and concerns on the part of prospective home buyers about the future direction of home prices and interest rates, and their ability to sell existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and build very few homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in our markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction. At the same time, many of the large national homebuilders operating in our markets are attempting to reduce their inventories by offering incentives and/or lowering prices.

In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. Our cancellations increased to five and 17 in the three and six months ended June 30, 2006, compared to none in the comparable periods of 2005.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. The long term outlook for homebuilding in Southern California remains strong due to the continuing regulation-induced constraints on lot supplies. We have traditionally employed a conservative approach to managing our real estate inventories and believe we are well-positioned to withstand the effects of the market downturn as it unfolds.

There can be no assurance regarding the duration of the current slowdown of the Southern California residential real estate market.  In particular, (i) the significant increases in home prices over the last six years and the related decline in the affordability of new homes in Southern California, (ii)  the state of the national economy, continued increases in interest rates by the Federal Reserve Board and the possibility of a recession in the future, and (iii) the volatility in the stock market, collectively may exert recessionary pressures on the California economy and may have further negative impacts on the Southern California housing market.

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

We remain subject to the general rules of Section 382, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.45% as of July 2006) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains  existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of July 31, 2006, we have experienced a three-year cumulative ownership shift of approximately 44%, as computed in accordance with Section 382.

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

Results of Operations

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

We reported revenues of $18.8 million and gross operating profit of $3.2 million for the second quarter of 2006, compared with $3.1 million in revenues and gross operating profit of $900,000 for the same period of 2005. Revenues in the current period reflect deliveries of 28 homes, including 16 homes at the “Alisal” project in Lancaster, six homes at the “Chandler Ranch” project in North Corona and six homes at the Rancho Santa Fe project.  The comparable period of the prior year reflects deliveries of four homes at the “Jasper Ranch” project in Riverside.  The current quarter’s gross margin of 17.0% is lower than the prior period gross margin of 29.0% due to the lower profitability of the Lancaster and North Corona (Chandler Ranch) homes delivered during the current quarter as compared with the Riverside (Jasper Ranch) homes delivered during the comparable period of the prior year. Revenue per home declined by $104,000, reflecting the lower price level of homes in Lancaster compared with homes in the Inland Empire and a higher-end product delivered at our Jasper Ranch project in 2005. The decline in gross margin percentage reflects lower levels of price appreciation resulting from shorter holding periods for the land underlying the homes delivered during the three months ended June 30, 2006.

The $700,000 increase in selling, general and administrative expenses during the second quarter of 2006, as compared with the second quarter of 2005, primarily reflects an increased accrual for incentive-formula bonuses related to the increased profitability of our homebuilding business.

The $300,000 increase in other income during the second quarter of 2006 compared with the second quarter of 2005 primarily reflects interest income on short-term investments during the 2006 period.

Six Months Ended June  30, 2006 Compared with Six Months Ended June 30, 2005

We reported revenues of $46.7 million and gross operating profit of $7.9 million for the first six months of 2006 compared with $9.6 million in revenues and gross operating profit of $2.6 million for the first six months of 2005.  Our revenues during the current six-month period were significantly higher than the prior six-month period due to the greater number of homes delivered, while the average revenue per home decreased by $79,000 to $607,000.  Revenues in the first six months of 2006 reflect deliveries of 77 homes, including 44 homes at our North Corona project, 26 homes at the Lancaster project, six homes at our Rancho Santa Fe project, and one home at the Riverside (Jasper Ranch) project.  The comparable period of the prior year reflects an aggregate of 14 homes including 10 homes at the Chino project and four homes at the Jasper Ranch project.  The decrease in revenue per home reflects the lower price level of homes in Lancaster compared with homes in the Inland Empire and a higher-end product delivered at our Jasper Ranch project in 2005. The homebuilding gross margin for the first six months of 2006 of 16.9% is lower than the prior period gross margin of 27.1% and the per unit average gross margin decreased by $83,000 to $103,000.  The decline in gross margin percentage reflects lower levels of price appreciation resulting from shorter holding periods for the land underlying the homes delivered during the six months ended June 30, 2006.

The $1.2 million increase in selling, general and administrative expenses during the first six months of 2006 compared with the first six months of 2005 primarily reflects an increased accrual for incentive-formula bonuses related to the increased profitability of our homebuilding businesses.

The $800,000 increase in other income during the six months ended June 30, 2006 as compared with the same period last year primarily reflects interest income on short-term investments during the 2006 period.

During the quarter ended March 31, 2005, we recorded reversals of valuation allowances on post-Reorganization NOLs of $4.7 million following the Coastal Commission’s approval of the development plan for 349 homes on the Upper Mesa (see Note 6), which is reflected in Results of Operations for the six months ended June 30, 2005.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as project debt, lease agreements and liability insurance.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of June 30, 2006 (in millions):

		Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
	Total	year	years	years	years
Project debt	$48.7	$48.7	$—	$—	$—
Operating leases	.1	.1	—	—	—
Insurance premium payable	4.3	4.3	—	—	—
Total	$53.1	$53.1	$—	$—	$—

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

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Six Months Ended June 30,
	2006	2005
Cash and cash equivalents	$2.7	$5.4

Short-term investments	15.1	—

Cash used in operating activities	9.3	55.3

Cash provided by investing activities	13.6	.5

Cash (used in) provided by financing activities	(9.3)	51.2

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. We are currently utilizing internally generated cash to fund our Brightwater development at Bolsa Chica and, along with joint venture contributions, to fund the Oxnard land development project.  We expect to obtain construction financing for infrastructure and homebuilding activities at Brightwater during the third quarter of 2006 as further described in Note 8 to the Financial Statements. We expect to make aggregate additional capital contributions of approximately $700,000 to the Oxnard joint venture during the next 15 months, bringing our total expected investment in the project to $1.8 million. For the year to date period, we have primarily utilized internally generated cash to fund new construction at our homebuilding projects in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments. As of June 30, 2006, based on construction in place, the immediately available borrowing capacity on our construction loan facilities is approximately $20 million, and additional facility availability for future construction costs is approximately $55 million. Our current and pending homebuilding projects (excluding Brightwater), which are primarily in the “Inland Empire” area of Southern California (Riverside and San Bernardino counties) and Lancaster in northeastern Los Angeles County, are currently expected to generate approximately $95 million of positive cash flows over the next three years, based on present economic conditions and market assumptions. However, any adverse change in such conditions or assumptions would adversely impact the amount of our cash flows. Our unrestricted cash and cash equivalents and short-term investments as of June 30, 2006 were $17.8 million. We believe that our cash and cash equivalents, short-term investments, future real estate sales proceeds, and funds available under our current and future credit agreements will be sufficient to meet anticipated operating and capital investment requirements, including payment of the special dividend discussed in “Strategic Alternatives” above and in Note 8 to the Financial Statements and project development costs for homebuilding projects, the Oxnard and Brightwater land development projects, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of June 30, 2006, we have one consolidated land option deposit for $25,000 which is refundable. In addition, our unconsolidated Oxnard joint venture has land deposits.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

June 30, 2006 Compared with December 31, 2005

Cash used in homebuilding operations of $9.3 million for the first half of 2006 primarily reflects real estate sales proceeds of $46.5 million from deliveries of 77 homes, offset by uses of cash for investments in real estate inventories and construction costs of $52.8 million. Additional significant uses of cash include approximately $9.2 million for net repayments of project debt financing to reduce the negative arbitrage between interest costs on project debt and interest income on short-term investments. The primary sources of cash during the period were net sales of short-term investments of $15.2 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $5.0 million decrease in cash and cash equivalents.

The $1.4 million decrease in deferred tax assets primarily reflects the usage of $300,000 of federal Pre-reorganization net operating losses (“NOLs”) and $1.1 million related to amounts not deductible until paid.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.  Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of June 30, 2006, we have no consolidated land option deposits and no material third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $1.1 million and $700,000 at June 30, 2006 and December 31, 2005, respectively. These joint ventures had total assets of $7.1 million and $5.8 million as of June 30, 2006 and December 31, 2005, respectively, which included land deposits of $1.8 million and $1.6 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of June 30, 2006, we provided no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.  In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. At June 30, 2006, we had no deposits with VIEs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize project debt financing for acquisition, development and construction of homes. The interest rates on our project debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of June 30, 2006, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $487,000.

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 27, 2006. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of our stockholders entitled to vote, as follows:

Proposal No. 1:           The Director Proposal.   The director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of at least 81.9% of the outstanding common stock represented in person or by proxy at the Annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Geoffrey W. Arens	7,470,225	1,615,881
Phillip R. Burnaman II	7,470,225	1,615,881
Raymond J. Pacini	7,500,819	1,585,287
Thomas W. Sabin, Jr.	7,440,934	1,645,172

Proposal No. 2:           The Stock Option/Stock Issuance Plan Amendment Proposal.   The holders of common stock cast 6,143,933 votes “for” and 1,418,773 votes “against” the proposal to increase the number of shares of common stock issuable under the Amended and Restated 1993 Stock Option Stock Issuance Plan by an additional 250,000 shares, and to extend its term to December 31, 2020.  Such votes constituted the affirmative vote “for” the Stock Option/Stock Issuance Plan Amendment Proposal by the holders of approximately 60.5% of the outstanding common stock. There were 190,524 abstentions and 1,332,876 broker non-votes by the holders of shares of common stock with respect to the Stock Option/Stock Issuance Plan Amendment Proposal.

Proposal No. 3:           The Auditor Proposal.   The holders of common stock cast 8,887,447 votes “for” and 12,659 votes “against” the proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. Such votes constituted the affirmative vote “for” the Auditor Proposal by the holders of approximately 97.8% of the outstanding common stock represented in person or by proxy at the Annual Meeting. There were 186,000 abstentions and no broker non-votes by the holders of shares of common stock with respect to the Auditor Proposal.

ITEM 6 - EXHIBITS

10.1              Amended and Restated 1993 Stock Option/Stock Issuance Plan.

10.2                                Retirement Plan of the Registrant, Amended and Restated through December 19, 2001, dated December 21, 2001.

10.3              Amendment No. 1 to Retirement Plan of the Registrant dated December 30, 2002.

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

Date: August 8, 2006	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer