Form 10-Q
period 2006-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2006-11-09
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock outstanding as of October 31, 2006 was 10,852,708.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate, local, regional and national economic conditions, the demand for homes fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, our significant amount of debt and the impact of restrictive covenants in our loan agreements, weather conditions, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, and other risks discussed in our filings with the Securities and Exchange Commission, including in our most recent Annual Report on Form 10-K. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$12.2	$7.7
Short-term investments	1.3	30.3
Restricted cash	14.4	2.3
Real estate inventories	270.4	253.6
Deferred tax assets	35.9	35.4
Other assets, net	5.1	1.1

	$339.3	$330.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$17.9	$17.4
Senior secured project revolver	9.0	—
Senior secured term loan	125.0	—
Other project debt	57.1	57.9
Other liabilities	7.9	7.9

Total liabilities	216.9	83.2

Minority interest	—	.3

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,852,708 and 10,160,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	62.7	191.6
Retained earnings	61.0	56.6
Accumulated other comprehensive loss	(1.8)	(1.8)
Total stockholders’ equity	122.4	246.9

	$339.3	$330.4

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Homebuilding	$24.8	$24.4	$71.5	$34.0

Costs of sales:
Homebuilding	21.4	19.5	60.2	26.5

Gross operating profit	3.4	4.9	11.3	7.5

Selling, general and administrative expenses	1.6	1.5	4.7	3.4
Interest expense	—	.1	—	.1
Income from unconsolidated joint ventures	(.1)	(.1)	(.1)	(.1)
Other (income) expense, net	(.3)	.2	(.8)	.5

Income before income taxes	2.2	3.2	7.5	3.6

Provision (benefit) for income taxes	.9	1.4	3.1	(3.0)

Minority interest in income of consolidated joint venture	—	.1	—	.2

Net income	1.3	1.7	4.4	6.4
Other comprehensive income, net of income taxes:
Minimum pension liability income tax benefit	—	—	—	.9

Comprehensive income	$1.3	$1.7	$4.4	$7.3

Net earnings per common share:

Basic	$.12	$.17	$.43	$.63
Diluted	$.12	$.16	$.42	$.61

Common equivalent shares:

Basic	10.5	10.2	10.3	10.2
Diluted	10.7	10.5	10.6	10.5

Dividends paid per common share outstanding	$12.50	$—	$12.50	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4.4	$6.4
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation expense	.1	—
Non-cash interest expense	—	.1
Distributions from unconsolidated joint ventures	.1	—
Non-cash benefit from reversal of deferred tax asset allowance	—	(4.7)
Deferred taxes	3.1	1.5
Excess tax benefits from share-based payment arrangements	(3.6)	—
Gains on sales of real estate inventories	(11.3)	(7.6)
Minority interest in income of consolidated joint venture	—	.4
Proceeds from sale of real estate inventories, net	71.0	34.0
Investments in real estate inventories	(76.5)	(92.5)
Investments in land held for future development or sale	—	(1.9)
Changes in assets and liabilities:
(Decrease) increase in other assets, net	(.4)	4.4
Increase (decrease) in accounts payable, accrued and other liabilities	.5	(2.5)

Cash used in operating activities	(12.6)	(62.4)

Cash flows from investing activities:
Sales of short-term investments	67.4	—
Purchases of short-term investments	(38.4)	—
Investments in unconsolidated joint ventures	(.6)	—
Changes in restricted cash	(12.1)	.5
Cash provided by investing activities:	16.3	.5

Cash flows from financing activities:
Special dividend paid	(135.7)	—
Borrowings of senior secured project revolver	9.0	—
Borrowings of senior secured term loan	125.0	—
Borrowings of other project debt	25.0	82.4
Repayments of other project debt	(25.8)	(23.6)
Proceeds from exercise of stock options	3.1	.3
Excess tax benefits from share-based payment arrangements	3.6	—
Deferred financing costs	(3.1)	—
Minority interest distributions	(.3)	(.4)

Cash provided by financing activities	.8	58.7

Net increase (decrease) in cash and cash equivalents	4.5	(3.2)

Cash and cash equivalents - beginning of period	7.7	9.0

Cash and cash equivalents - end of period	$12.2	$5.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$4.7	$.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006

(in millions)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance—January 1, 2006	10.2	$.5	$191.6	$56.6	$(1.8)	$246.9

Issuance of common stock upon exercise of stock options and related income tax benefit	.7	—	6.7	—	—	6.7

Stock-based compensation expense	—	—	.1	—	—	.1

Cash dividends paid	—	—	(135.7)	—	—	(135.7)

Net income	—	—	—	4.4	—	4.4

Balance–September 30, 2006	10.9	$.5	$62.7	$61.0	$(1.8)	$122.4

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the current year’s previously issued Quarterly Reports on Form 10-Q. Intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

As of September 30, 2006, the Company has no deposits with VIEs. See Note 7 – Real Estate Matters.

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

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 2006 and 2005, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options.  Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from the exercise of 12,500 options during the second quarter of 2006, an additional 679,996 options which were exercised during the third quarter of 2006 and the potential exercise of an additional 15,000 options which remain outstanding.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Shares used in computing basic earnings per common share	10.5	10.2	10.3	10.2
Dilutive effect of stock options	.2	.3	.3	.3
Shares used in computing diluted earnings per common share	10.7	10.5	10.6	10.5

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No.158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in the funded status in the year in which they occur. SFAS No. 158 is effective for financial statements issued for fiscal periods ending after December 15, 2006. The Company is evaluating the adoption of SFAS No. 158 to determine its materiality on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on the consolidated financial statements.

Note 3 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and eight additional communities in five Southern California counties.  At September 30, 2006, real estate inventories aggregated 831 lots and homes, including 17 homes completed and unsold, and 6 homes completed and in escrow.  $148.2 million of real estate inventories at September 30, 2006 reflects the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”) Brightwater is planned for 356 homes as discussed below. In addition, real estate inventories includes approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The Company capitalizes direct carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories.

The Brightwater planned community will offer a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,720 square feet to 4,170 square feet.  The plan also includes 37 acres of open space and conservation area.  With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities.  In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company completed grading during October 2006, is preparing to construct infrastructure (sewer, water, storm drain, streets, utilities, etc.) and expects to (i) begin building model homes in November of 2006, (ii) start selling homes during mid-2007, and (iii) begin delivering homes by the end of 2007.  However, there can be no assurance in that regard, or as to the absence of further development or construction delay, particularly if Southern California experiences a rainy winter and El Nino conditions as some weather forecasters are predicting.

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

Capitalized interest is allocated to real estate inventories when incurred, and charged to cost of sales when the related property is delivered. Certain information regarding interest follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Capitalized interest, beginning of period	$6.5	$3.7	$6.1	$1.3
Interest incurred and capitalized	1.6	1.8	3.9	4.4
Charged to cost of sales	(.9)	(.6)	(2.8)	(.8)
Capitalized interest, end of period	$7.2	$4.9	$7.2	$4.9

Note 4 – Senior Secured Project Revolver

On September 15, 2006, the Company entered into a three-year, $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and agent for several other lenders (the “Revolving Loan”).

The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company’s material subsidiaries. The Revolving Loan will fund the first $100 million of construction costs for the project. At the end of the second year of the term of this facility and each subsequent quarter, the commitment amount will decrease by $25 million until the commitment under the Revolving Loan is reduced to zero by the final maturity date, September 15, 2009. The Revolving Loan is also subject to earlier commitment reductions based on 40% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter.

Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes sold. The initial borrowing base value of the Brightwater project was determined by an independent appraisal of the project on an “as-is” basis, which was $302 million as of July 6, 2006. This appraisal reflects substantial value in excess of the book value of $142 million as of June 30, 2006 and $148 million as of September 30, 2006. Certain subsidiaries of the Company provided full unconditional guarantees. The Revolving Loan includes financial covenants which may limit the amount that may be borrowed. Outstanding advances bear interest at the Company’s option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points.

As of September 30, 2006, $9.0 million was outstanding under the Revolving Loan. The undrawn availability was $91.0 million, as limited by the borrowing base formulas. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly.  Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2006 was $22,000, at a weighted-average interest rate of 7.4%.

Initial loan fees and closing costs of approximately $800,000 incurred for the Revolving Loan on September 15, 2006 are included in other assets, and are being amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including a leverage covenant and a minimum consolidated tangible net worth covenant The Company is in compliance with these covenants as of September 30, 2006.

Note 5 – Secured Senior Term Loan

On September 15, 2006, the Company entered into a five-year, $125 Million Senior Secured Term Loan Agreement with KeyBank National Association, as a lender and agent for several other lenders (the “Term Loan”), and on September 15, 2006, the Company borrowed the maximum loan amount of $125 million. The proceeds were used to fund a “special dividend” of $12.50 per share, totaling $135.7 million, to common stockholders paid on September 28, 2006. At the end of the second, third and fourth years of the term of this agreement, the commitment amount will decrease by $15 million, $25 million, and $35 million, respectively. Thereafter, for each subsequent quarter, the Term Loan commitment amount will decrease in four equal installments, until the commitment under the agreement is reduced to zero by the final maturity date, September 15, 2011. The Term Loan is also subject to mandatory repayments based on 60% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter.

Availability under the Term Loan is subject to the applicable borrowing base loan to value limitations. The loan to value limits total lender advances under the Term Loan and the Revolving Loan to 65% of asset value. This is based upon the initial appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes sold. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries.  All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding. The outstanding balance bears interest at the Company’s option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points.

As of September 30, 2006, $125 million was outstanding under the Term Loan. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and nine months ended September 30, 2006 was $446,000, at a weighted-average interest rate of 8.1%.

Initial loan fees and closing costs of $2.2 million incurred for the Term Loan on September 15, 2006 are included in other assets, and are being amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

Under the Term Loan, the Company is required to comply with a number of covenants, including covenants related to leverage, a minimum ratio of EBITDA to interest, and a minimum consolidated tangible net worth. The Company is in compliance with these covenants as of and for the period ending September 30, 2006.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since the Company does not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement, however, this was not considered material at September 30, 2006. The change in fair value of the interest rate swap agreement during the nine months ended September 30, 2006 was not material to the Company. The counterparties to the interest rate swap agreement are financial institutions.

Note 6 – Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks (the “Loan Facilities”).  These Loan Facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes.  Each Loan Facility requires a guaranty of project completion and an environmental indemnity. The loans secured by first trust deeds bear interest at a rate of prime plus three-fourths percent (9.0 % at September 30, 2006), except for one new loan facility created in September 2006 for the Rancho Santa Fe project which bears interest at a rate of prime plus one-half percent (8.75% at September 30, 2006). Some of these Loan Facilities have a minimum interest rate ranging from 5.75% to 7.5%. Additional borrowings under these Loan Facilities totaled $25.0 million during the nine months ended September 30, 2006, and consisted primarily of draws on the Rancho Santa Fe, Beaumont and Lancaster Loan Facilities and interest on outstanding borrowings. The $25.8 million of repayments during the nine months ended September 30, 2006 included full repayment of $10.6 million outstanding under the Rancho Santa Fe facility which was due in March 2006, and $15.2 million upon deliveries of homes.  The following amounts were outstanding under these loan facilities as of September 30, 2006 and December 31, 2005 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	September 30,	December 31,
First Trust Deeds	of Facility	of Lots	Date	2006	2005

Rancho Santa Fe	$15.4	—	—	$—	$8.5
Lancaster	9.5	—	—	—	.2
Lancaster	1.0	2	11/17/06	.6	1.0
Lancaster	10.5	7	11/17/06	.3	3.6
Rancho Santa Fe	1.8	1	12/13/06	.8	1.7
Corona-Hellman	41.1	151	1/7/07	20.1	18.8
Rancho Santa Fe	10.4	11	2/13/07	7.9	—
Beaumont	20.7	92	2/17/07	12.0	7.6
Ontario	11.7	26	4/19/07	4.9	4.6
Corona-Chandler	14.8	31	4/26/07	5.3	7.0
Corona-Chandler	1.9	4	4/26/07	1.9	1.8
Lancaster	17.7	77	7/1/07	3.3	3.1

				$ 57.1	$57.9

Discussions are underway with the current lender to extend the $41.1 million Hellman Loan Facility which matures in January 2007. Loans on the Rancho Santa Fe, Beaumont and Ontario projects which mature in February through April 2007 have automatic extensions available for six months. The Company expects to repay the Lancaster and Rancho Santa Fe loans which mature in the fourth quarter of 2006 with proceeds from home deliveries and/or cash on hand.

Note 7 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30,	December 31,
	2006	2005
Accrued pensions and benefits	$4.6	$4.8
Home warranty reserves	2.4	2.1
Contingent indemnity and environmental obligations	1.4	1.5
Unamortized discount	(.5)	(.5)
	$7.9	$7.9

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

	Nine Months Ended
	September 30,
	2006	2005

Balance at beginning of period	$2.1	$1.6
Provision	.5	.2
Payments	(.2)	(.3)
Balance at end of period	$2.4	$1.5

Note 8 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Current taxes	$(.7)	$(.1)	$—	$—
Deferred taxes	1.6	1.5	3.1	1.7
Reversal of valuation allowance on deferred tax assets	—	—	—	(4.7)
Provision (benefit) for income taxes	$.9	$1.4	$3.1	$(3.0)

Deferred tax benefits resulting from reductions in the deferred tax asset valuation allowance on NOLs are recorded when the Company concludes that it is more likely than not that it will utilize additional NOLs to offset future taxable income.  As a result of the California Coastal Commission’s approval of the Company’s development plan for the Bolsa Chica Upper Mesa on April 14, 2005, the Company concluded that it is more likely than not that it will utilize all of its deferred tax assets.  Therefore, during the nine months ended September 30, 2005, the Company recorded a reversal of valuation allowance on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the tax benefit.  Pursuant to Fresh Start Reporting, also during the nine months ended September 30, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s additional paid-in capital.

The federal NOLs available as of September 30, 2006 were approximately $129 million. The amount of federal NOLs which expire if not utilized is zero for 2006, 2007 and 2008 and $10 million, $49 million, and $70 million for 2009, 2010 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 35% as of October 26, 2006.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $129 million net operating loss carryovers (“NOLs”). While the Company remains subject to the Internal Revenue Code’s section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the recent commencement of construction at Brightwater, the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.  As of December 31, 2005, the Company had no land option deposits. As of September 30, 2006, the Company had one $25,000 land option deposit. In addition, our unconsolidated Oxnard joint venture has land deposits (discussed below).

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., the Company’s homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $2 million, as necessary, to complete the business plan.  For contributions in excess of $5 million, the first $500,000 is to be contributed equally by the Company and the Company’s partner.  At the Company’s discretion, the Company could continue to contribute equally to the next $500,000. Thereafter, the next $1 million is to be contributed equally between the members. During the fourth quarter of 2005 and the first nine months of 2006, the members each contributed approximately $160,000 and $600,000, respectively, of the additional $2 million.  The Company’s total investment in the venture as of September 30, 2006 is $1.3 million. The Company expects to make additional aggregate capital contributions of approximately $800,000 to the joint venture during the next 12 months, bringing the Company’s total expected investment in the venture to $2.1 million.

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

On October 13, 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against our Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California.  The DTSC’s complaint requests that HRC pay for $1,004,000 of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005.  HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work.  The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site HRC remediated and, therefore, it should not be part of the same “site” as the contaminated residential properties. Furthermore, HRC has also disputed such charges due to the fact that DTSC did not present its bill in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s $1,004,000 of claims related to these residential properties.

See Note 7 for a discussion of other contingencies.

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

Note 10 – Stockholders’ Equity

During the three and nine months ended September 30, 2006, certain directors, officers and employees exercised options to purchase 679,996 shares, and 689,996 shares, respectively, of the Company’s common stock at a price of $4.50 per share in accordance with the Company’s 1993 Stock Option/Stock Issuance Plan (“1993 Plan”). In addition, during the nine months ended September 30, 2006, a director exercised options to purchase 2,500 shares of the Company’s common stock at an average price of $27.57 per share in accordance with the Company’s 1993 Plan. These stock option exercises increased cash and additional paid-in capital by $3.1 million.

Stockholders equity also reflects an income tax benefit of $3.6 million (which was credited to additional paid-in capital) related to the issuance of common stock upon exercise of stock options during the nine months ended September 30, 2006.

A special dividend of $12.50 per share, totaling $135.7 million, was paid to the holders of the Company’s common stock on September 28, 2006. This special dividend reduced additional paid-in capital by $135.7 million and was funded primarily by borrowings under the $125 million Senior Secured Term Loan described in Note 5.

Note 11 - Stock Plan

1993 Stock Option/Stock Issuance Plan

The 1993 Stock Option/Stock Issuance Plan (“1993 Plan”) was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board of Directors (the “Board”). On April 28, 1997, in connection with the Recapitalization, the Compensation Committee of the Board authorized the grant of stock options for 759,984 shares, equivalent at that time to 6% of the Company’s fully diluted equity, for certain directors and officers. At the May 2004 and June 2006 stockholder meetings, the stockholders of the Company authorized an additional 150,000, and 250,000 stock options, respectively, for the 1993 Plan.

In 1998, options for 569,988 shares were terminated in connection with the Company’s sale of its commercial development business and new options for 295,000 shares were granted.  During 1999 through 2004, options aggregating 290,000 shares were issued to certain officers and directors of the Company and its subsidiaries.  These options have a term of 10 years and vested 50% after one year and the remaining 50% after two years.  During each of the nine months ended September 30, 2006 and the nine months ended September 30, 2005, the Company granted 7,500 options with a fair value of $70,000 that vest 50% after one year and 50% after two years, and have a term of 10 years. Pursuant to SFAS 123, the Company recorded $54,000 and $21,000 of compensation expense during the nine months ended September 30, 2006 and 2005, respectively, which is reflected in additional paid-in capital.

The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Similar to SFAS 123 which the Company adopted in 2003, SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. For tax purposes, the Company expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when stock options are exercised. SFAS 123R requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (“APIC Pool”), as defined pursuant to SFAS 123R. We are required to assess whether there is an available APIC Pool when the stock options are exercised or expire.

SFAS 123R also amends SFAS 95, Statement of Cash Flows, to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

The Company estimates the fair value of its stock option plan using the Black-Scholes option pricing model (the “Option Model”).  The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards.  The Company’s estimate of expected term in 2006 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan.  The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company’s stock in accordance with guidance provided in SFAS 123R and SAB 107.  The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

A summary of the status of the Company’s stock option plan for the nine months ended September 30, 2006 follows:

	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life
Outstanding, January 1, 2006	699,996	$4.89
Granted	7,500	$35.39
Exercised	(692,496)	$4.58
Outstanding, September 30, 2006	15,000	$21.88	(a)	9.2 years

Fully vested and exercisable at September 30, 2006	1,250	$24.57	(a)	8.8 years
Available for future grants at September 30, 2006	367,488

(a) Options granted prior to November 2006 adjusted for September 2006 special dividend of $12.50

As of September 30, 2006, there were 15,000 options outstanding with a weighted-average exercise price of $21.88 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 9.1 years.  In the nine months ended September 2006, options for 1,250 shares at $25.85 per share, options for 1,250 shares at $29.29 per share, and options for 689,996 shares at $4.50 per share were exercised for an intrinsic value of $16.8 million.

As of September 30, 2006, the outstanding stock options and fully vested and exercisable stock options had an aggregate intrinsic value that was not considered material to the Company.

The weighted-average assumptions used for stock option grants in September 30, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate	5.0%	4.1%
Expected life (in years)	4	4
Expected volatility	23.0%	40.0%
Expected dividends	None	None

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.  The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During the next 12 months, we will focus our primary efforts to:

•                  complete infrastructure construction, build model homes, and begin selling production homes at the Brightwater project located on the Bolsa Chica mesa in Orange County, California.

•                  complete the entitlement process for a 168-acre joint venture project near Oxnard, California; and

•                  increase deliveries, revenues and profitability of our homebuilding operations throughout Southern California.

However, we may also consider other strategic opportunities as discussed below; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

Our total revenues for the three months ended September 30, 2006 and 2005 were $24.8 million and $24.4 million, respectively, and $71.5 million and $34.0 million for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, we delivered 36 and 45 homes, respectively, and for the nine months ended September 30, 2006 and 2005, we delivered 113 and 59 homes, respectively. Our total assets as of September 30, 2006 and December 31, 2005 were $339.3 million and $330.4 million, respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered 2,000 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. As a result, we were able to obtain $225 million of debt financing in September 2006 as described in Notes 4 and 5 to the Consolidated Financial Statements, which provided $125 million to fund the special dividend described in Note 10 to the Consolidated Financial Statements. As of September 30, 2006, we had $191.1 million of debt against $122.4 million of book equity and a $223.1 million equity market capitalization.

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

As we continue to develop Brightwater, we will also continue to evaluate any other available strategic alternatives that will maximize value to our stockholders.

Outlook

The housing market in Southern California has slowed considerably during the first nine months of 2006.  For the third quarter of 2006, our net new orders decreased 73% to 17 homes from 63 homes for the third quarter of 2005. The decrease in net new orders reflects the industry-wide slowdown and is comparable to the 62% decrease in the first nine months of 2006 (62 net new orders for the first nine months of 2006 compared with 164 net new orders for the first nine months of 2005). At the same time, backlog as of quarter end decreased 72% (31 homes as of September 30, 2006 compared with 112 homes as of September 30, 2005), while the value of homes in backlog decreased 58% to $22.0 million from $51.8 million. Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further declines in the prices for new homes could adversely affect both our revenues and margins.

This slowdown reflects an overall softening of demand for new homes as well as an oversupply of homes available for sale. We attribute the reduction in demand to reduced affordability of new homes due to rapid price increases over the last six years and declines in consumer confidence related to concerns on the part of prospective home buyers about the future direction of home prices, and their ability to sell existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and start few homes without having a signed agreement of sale. However, as of September 30, 2006 we had an inventory of 17 completed unsold homes compared to no such inventory as of September 30, 2005.

In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. Our cancellations increased to 10 and 27 in the three and nine months, respectively, ended September 30, 2006, compared with nine and 18 in the comparable periods of 2005.

We have also been impacted by an overall increase in the supply of homes available for sale in our markets as certain large homebuilders continue to build product in excess of current demand and as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction. At the same time, many of the large national homebuilders operating in our markets are attempting to reduce their inventories by offering incentives and/or lowering prices, leading to lower gross margins on home sales. We will continue to assess our owned land position to identify those assets that should be reduced or repositioned. Additionally, our strategy is to adjust our cost structure to today’s market conditions by rebidding subcontracts and materials in line with reduced demand, all in an effort to partially offset our declining margins.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. The long-term outlook for homebuilding in Southern California remains strong due to the continuing regulation-induced constraints on lot supplies. We have traditionally employed a conservative approach to managing our real estate inventories and believe we are well-positioned to withstand the effects of the market downturn as it unfolds.  We do not presently expect that current weaknesses in the homebuilding market will significantly impact our Brightwater project given the site’s spectacular location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market.

There can be no assurance regarding the duration of the current slowdown of the Southern California residential real estate market.  In particular, (i) the significant increases in home prices over the last six years and the related decline in the affordability of new homes in Southern California, (ii) the decline in consumer confidence with respect to the housing market, (iii)  the state of the national economy, recent increases in interest rates by the Federal Reserve Board and the possibility of a recession in the future, and (iv) the continued threat of inflation and potential for further increases in interest rates by the Federal Reserve Board, collectively may exert recessionary pressures on the California economy and may have further negative impacts on the Southern California housing market.

In response to slower sales, we are offering more incentives and some price reductions, and we have determined that the construction start for the 73-unit Lancaster II project, which has no recorded loan, will be deferred until sales activity improves.

Our Homebuilding Projects

We currently have on-going Southern California homebuilding projects in:

•                  Orange County in the Huntington Beach area;

•                  Riverside County near the cities of Corona and North Corona, and in the City of Beaumont;

•                  San Bernardino County in the City of Ontario;

•                  Northern Los Angeles County in the City of Lancaster;  and

•                  San Diego County in the Rancho Santa Fe area.

We completed grading our Brightwater development project during October 2006 and plan to process permits for seven homes on adjacent parcels, which would bring the total number of homes to 356.  The following chart describes our current projects, their location and our lot inventories as of September 30, 2006:

Projects	Location	Lot Inventory
Orange County:
Brightwater	Bolsa Chica	356

San Diego County:
Cancion	Rancho Santa Fe	12

Inland Empire:
Chandler Ranch	North Corona	35
Alisal at Ontario	Ontario	26
Woodhaven	Beaumont	92
Hearthside Lane	Corona	151
	Subtotal – Inland Empire	304

Lancaster:
Alisal at Lancaster	Lancaster	9
Lancaster II	Lancaster	73
Quartz Hill	Lancaster	77
	Subtotal – Lancaster	159

	Total – All Projects	831

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2010.  Up to approximately 554 additional single-family lots would be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The Bolsa Chica upper mesa is the largest property in our portfolio, representing approximately 43% of our total assets as of September 30, 2006. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned open space, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings include 68 acres of developable land on the Bolsa Chica upper mesa planned for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, five acres in the City of Huntington Beach which are currently zoned agricultural, and approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement. We are analyzing development alternatives for the 5-acre Huntington Beach parcel and expect to submit a proposed site plan to the City of Huntington Beach during 2007.

On December 15, 2005, we received a permit from the California Coastal Commission for development of the 349-home Brightwater residential community, which will offer a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,720 square feet to 4,170 square feet. In addition, we own land adjacent to the planned Brightwater development in the City of Huntington Beach, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community. With 356 homes on 68 acres of the upper mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. Between June 27, 2006 and October 31, 2006, over 1,500 people registered their interest in buying a home at Brightwater on our website. We completed grading the Brightwater development during October 2006 and we currently expect to:

•                  begin building model homes during November of 2006, and

•                  start selling homes during mid-2007, and

•                  begin delivering homes by the end of 2007;

however, there can be no assurance in that regard, or as to the absence of any delays, particularly if Southern California experiences a rainy winter and El Niño conditions as some weather forecasters are predicting.

During the first quarter of 2005, following the Coastal Commission’s approval of our permit to develop Brightwater, we concluded that it is more likely than not that we will utilize all of our deferred tax assets, including net operating losses, to offset future taxable income. As a result, we recorded a $4.7 million reversal of valuation allowance on post-reorganization net operating losses and other deferred tax assets and a $38.5 million reversal of valuation allowance on federal pre-reorganization net operating losses. See Note 8 in our Consolidated Financial Statements.

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

•                  We are currently planning to: (i) begin building model homes during November of 2006, (ii) begin selling homes during mid-2007, and (iii) begin delivering homes by the end of 2007.

•                  Most of the Brightwater homes are currently expected to be delivered in 2008 and 2009.

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

•      The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc) of building homes at Brightwater are currently expected to range from $110 to $155 per square foot.

•                  While the supply of new housing in coastal Orange County is limited, the volume of home sales has slowed during the first nine months of 2006 and pressure for continued appreciation of home prices appears to have subsided.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. This estimation process assumes our ability to complete development and disposition of our real estate inventories in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect our development and marketing plans. The development of Brightwater is dependent upon various economic factors. Accordingly, the amount ultimately realized from the Brightwater project may differ materially from our current estimates and the project’s carrying value.

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. We are in the process of developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. We currently expect the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes and condominiums); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 500 of the attached units would be developed on the 168 acres of optioned land that we currently expect to purchase.  The single-family detached product is currently expected to range from approximately 1,880 square feet to 3,850 square feet and the attached units are currently expected to range from approximately 1,030 square feet to 1,850 square feet. An independent market study as of August 2006, estimated average home prices for the project of approximately $665,800, or an average of $311 per square foot. The option contracts give us two years, plus up to three additional years through the exercise of extensions, to complete these entitlement activities before purchasing the land. We have the right to terminate these option agreements by forfeiting the cash deposits. We are striving to obtain approval of our plan from the Oxnard City Council in the second quarter of 2007 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the third quarter of 2007; however, delays could be encountered.  If we complete the entitlement process in the time frame set forth above, and decide to build homes (rather than sell lots), most of the homes would be delivered between 2010 and 2012, based on current expectations and assumptions. We have exercised four six-month extensions, extending the current closing date for the option contracts to February 2007, and have two remaining six-month extensions through February 2008.

During October 2003, we entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard limited liability company. Hearthside Homes, Inc., our homebuilding subsidiary, is the managing member of the Oxnard joint venture, and made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have agreed to provide a second tier of additional capital contributions of up to $2 million, as necessary, to complete the business plan.  For contributions in excess of $5 million, the first $500,000 is to be contributed equally by us and our partner.  At our discretion, we could continue to contribute equally to the next $500,000. Thereafter, the next $1 million is to be contributed equally between us. During the fourth quarter of 2005 and the first nine months of 2006, the members each contributed approximately $160,000 and $600,000, respectively, of the additional $2 million.

Our total investment in the venture as of September 30, 2006 is $1.3 million. We expect to make additional aggregate capital contributions of approximately $800,000 to the joint venture during the next 12 months, bringing our total expected investment in the venture to $2.1 million.  After payment of a 10% preferred return on invested capital to us and our partner, the first $8 million of profits are generally allocated 75% to our partner and 25% to us, and profits over $8 million and losses over $5 million are generally allocated on a 50/50 basis. The first $5 million of losses are generally allocated 80% to our partner and 20% to us.  While we exert a large degree of influence over the joint venture, our partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Homebuilding

We acquired no single-family residential lots during the first nine months of 2006. After home prices in Southern California increased dramatically over the last few years, we have seen price depreciation in our markets in the first nine months of 2006. We have reduced sales prices and offered incentives for a number of our homes which are not yet in escrow in response to our competition and to reflect current market pricing. We delivered 36 homes during the third quarter of 2006, compared to 45 deliveries during the comparable period in 2005.

Our homebuilding projects are described below:

							Deliveries
		Land	Commenced		Commenced		Quarter Ended September 30,
	Location	Acquisition	Construction		Sales		2006	2005

Completed Projects	Various	n/a	n/a		n/a		—	32

Active Projects
Brightwater	Bolsa Chica	1970	2006		2007	(a)	—	—
Cancion	Rancho Santa Fe	2003-2005	2005		2005		8	—
Chandler Ranch	North Corona	2004	2005		2005		4	—
Alisal at Ontario	Ontario	2005	2005		2006		—	—
Woodhaven	Beaumont	2005	2005		2006		10	—
Hearthside Lane	Corona	2005	2005		2007	(a)	—	—
Alisal at Lancaster	Lancaster	2004	2004		2005		14	13
Lancaster II	Lancaster	2005	2007	(a)	2007	(a)	—	—
Quartz Hill	Lancaster	2005	2006		2006		—	—
			Total Deliveries				36	45

(a) Pending

Rancho Santa Fe.  In October 2003, we entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of San Diego County in California. We acquired the lots during the period from October 2003 to March 2005.  During 2005, two model homes averaging approximately 3,370 square feet were completed and six homes were delivered at an average price of $1,223,000.  We delivered 14 homes during the first nine months of 2006 at an average price of $1,409,000. During October 2006, two additional homes were delivered at an average price of $1,427,000. As of October 31, 2006, five homes are in escrow at an average price of $1,411,000, and five additional homes are under construction and held for sale.

Lancaster.   We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,850 square feet during the third quarter of 2004 and opened for home sales in January 2005.  During 2005, we delivered 55 homes at an average price of $406,000. We delivered 40 homes during the first nine months of 2006 at an average price of $447,000, and, as of October 31, 2006, five homes are in escrow at an average price of $473,000, and four homes are completed models or are under construction and held for sale. In April 2005, we acquired an additional 73 unentitled lots in Lancaster. We are completing the entitlement process and plans for the project and expect to begin construction during 2007; however, we have determined that the construction start for the 73-unit project, which has no recorded loan, will be deferred if sales activity in the market has not improved.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community will be on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. As of October 31, 2006, four model homes are completed and 13 production homes are under construction. Of the 13 homes that have been released for sale, two homes are in escrow at an average price of $552,000.

Corona.  We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 48 homes during the first nine months of 2006 at an average price of $607,000 and delivered four additional homes in October. As of October 31, 2006, six homes are in escrow at an average price of $597,000, and 14 homes are completed and held for sale.

During April 2005, we acquired 151 lots in Corona.  Following construction of infrastructure, construction of homes averaging 3,600 square feet on lots of approximately 7,200 square feet is expected to begin during the first quarter of 2007.

Ontario.  During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, planned to average 3,380 square feet, is an infill site situated very close to the projects we recently completed in the City of Chino. Construction began during the fourth quarter of 2005, and we opened for sales during March 2006. As of October 31, 2006, four homes are in escrow at an average price of $690,000, and nine additional homes are under construction and have been released for sale.

Beaumont. We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 10 homes during the nine months ended September 2006 at an average price of $393,000 and delivered one additional home in October. As of October 31, 2006, seven homes are in escrow at an average price of $414,000 and 15 additional homes are completed or under construction and have been released for sale.

Special Dividend and Financing Transactions

On September 15, 2006 we entered into financing transactions with KeyBank and other lenders that provided us with the $125 million Term Loan and the $100 million Revolving Loan described in Notes 4 and 5 to the Consolidated Financial Statements set forth above.  The Term Loan was used to pay a $12.50 per share special dividend, totaling $135.7 million, to our stockholders, As of September 30, 2006, $9 million of the $100 million Revolving Loan was outstanding and had been drawn to fund construction of our Brightwater project. Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since we do not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement, however, this was not considered material at September 30, 2006. The change in fair value of the interest rate swap agreement during the nine months ended September 30, 2006 was not material to us. The counterparties to the interest rate swap agreement are financial institutions.

The tax characterization of dividends depends upon the availability of a company’s earnings and profits, as defined by the Internal Revenue Code, first for the current year and then on an accumulated basis. If the distribution is determined to be out of earnings and profits, it is characterized as an ordinary dividend. If current and accumulated earnings and profits are negative, the distribution is characterized as a non-dividend distribution. The results of a detailed earnings and profits study indicated that we had negative accumulated earnings and profits and we expect to have no earnings and profits for 2006. Therefore, the special dividend should be characterized as a non-dividend distribution when reported on IRS Form 1099. We will provide this information regarding the distribution to various tax reporting services for use in preparing the IRS Form 1099 to stockholders to report the special dividend received from us in 2006. Stockholders should consult their tax advisors for details as to what impact the tax treatment of this distribution will have in their individual tax situations.

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

The Bolsa Chica property is our largest asset. Prior to the December 2005 receipt of our Brightwater permit, the property was included in land held for future development or sale. In December 2005, we sold approximately 146 acres of the property to the State of California. Beginning in December 2005, the remaining portion consisting of approximately 214 acres is included in real estate inventories.

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

We remain subject to the general rules of Section 382, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.52% as of October 2006) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of October 26, 2006, we have experienced a three-year cumulative ownership shift of approximately 35%, as computed in accordance with Section 382.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $129 million net operating loss carryovers (“NOLs”). While the Company remains subject to the Internal Revenue Code’s section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the recent commencement of construction at Brightwater, the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 7 and 9 to the Consolidated Financial Statements. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

We reported revenues of $24.8 million and gross operating profit of $3.4 million for the third quarter of 2006, compared with $24.4 million in revenues and gross operating profit of $4.9 million for the same period of 2005. Revenues in the current period reflect deliveries of 36 homes, including 14 homes at the Alisal project in Lancaster, ten homes at the Woodhaven project in Beaumont, four homes at the Chandler Ranch project in North Corona and eight homes at the Rancho Santa Fe project.  The comparable period of the prior year reflects deliveries of 45 homes, including 11 homes at the Jasper Ranch project in Riverside, 13 homes at the Alisal project in Lancaster and 21 homes at the Chino projects. The current quarter’s gross margin of 13.7% is significantly lower than the prior period gross margin of 20.1% due to the lower profitability of the Beaumont and North Corona homes delivered during the current quarter as compared with the Riverside and Chino homes delivered during the comparable period of the prior year. Revenue per home increased by $147,000, reflecting the higher price level of homes in Rancho Santa Fe compared with homes in the Lancaster and Inland Empire projects in 2005. The decline in gross margin percentage reflects the recent slowdown in the Southern California housing market and significantly lower levels of price appreciation since acquisition of the land underlying the homes delivered during the three months ended September 30, 2006.

The $100,000 increase in selling, general and administrative expenses during the third quarter of 2006, as compared with the third quarter of 2005, primarily reflects an increase in selling expenses.

The $500,000 increase in other income during the third quarter of 2006 compared with the third quarter of 2005 primarily reflects interest income on short-term investments during the 2006 period.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

We reported revenues of $71.5 million and gross operating profit of $11.3 million for the first nine months of 2006 compared with $34.0 million in revenues and gross operating profit of $7.5 million for the first nine months of 2005.  Our revenues during the current nine-month period were significantly higher than the prior nine-month period due to the higher number of homes delivered, while the average revenue per home increased by $57,000 to $633,000.  Revenues in the first nine months of 2006 reflect deliveries of 113 homes, including 48 homes at our North Corona project, 40 homes at the Lancaster project, 14 homes at our Rancho Santa Fe project, 10 homes at our Beaumont (Woodhaven) project, and one home at the Riverside (Jasper Ranch) project.  The comparable period of the prior year reflects an aggregate of 59 homes delivered, including 25 homes at the Chino project, 21 homes at the Jasper Ranch project and 13 homes at the Lancaster project.  The increase in revenue per home reflects the higher price level of homes in Rancho Santa Fe compared with homes in the Lancaster and Inland Empire projects in 2005. The homebuilding gross margin of 15.8% for the first nine months of 2006 is significantly lower than the prior period gross margin of 22.1% and the average per unit gross margin decreased by $27,000 to $100,000.  The decline in gross margin percentage reflects the recent slowdown in the Southern California housing market and significantly lower levels of price appreciation since acquisition of the land underlying the homes delivered during the nine months ended September 30, 2006.

The $1.3 million increase in selling, general and administrative expenses during the first nine months of 2006 compared with the first nine months of 2005 primarily reflects a $768,000 increase in the accrual for incentive-formula bonuses related to the increased profitability of our homebuilding business, and an approximately $200,000 increase in legal and professional fees related to our analysis of strategic alternatives.

The $1.3 million increase in other income during the nine months ended September 30, 2006 as compared with the same period last year primarily reflects increased interest income on short-term investments during the 2006 period.

During the quarter ended March 31, 2005, we recorded reversals of valuation allowances on post-Reorganization NOLs of $4.7 million following the Coastal Commission’s approval of the development plan for 349 homes on the Upper Mesa (see Note 6 to the Consolidated Financial Statements), which is reflected in Results of Operations for the nine months ended September 30, 2005.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, lease agreements and liability insurance.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of September 30, 2006 (in millions):

	Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
	Total	year	years	years	years
Revolving Loan	$9.0	$—	$9.0	$—	$—
Term Loan	125.0	—	40.0	85.0	—
Other project debt	57.1	57.1	—	—	—
Operating leases	.1	.1	—	—	—
Insurance premium payable	2.8	2.8	—	—	—
Total	$194.0	$60.0	$49.0	$85.0	$—

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

The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 1. “Legal Proceedings” and in Note 7 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2006	2005
Cash and cash equivalents	$12.2	$5.8
Short-term investments	1.3	—
Cash used in operating activities	(12.6)	(62.4)
Cash provided by investing activities	16.3	.5
Cash provided by financing activities	.8	58.7

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. On September 15, 2006 we obtained the $100 million Revolving Loan as a construction facility to finance infrastructure and homebuilding activities at Brightwater as further described in Note 4 to the Consolidated Financial Statements. Our unrestricted cash and cash equivalents plus short-term investments as of September 30, 2006 aggregated $13.5 million.  For the year to date period, we have primarily utilized internally generated cash to fund new construction at our homebuilding projects in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments.

We have substantial borrowing capacity available. As of September 30, 2006, based on construction in place, the immediately available borrowing capacity on our construction loan facilities is approximately $2 million for Brightwater and $15 million for other projects, and additional facility availability for future construction costs is $89 million for Brightwater and approximately $41 million for other projects. Discussions are underway with the current lender to extend the $41.1 million Corona-Hellman project facility which matures in January 2007. Loans on the Rancho Santa Fe, Beaumont  and Ontario projects which mature in February through April 2007 have automatic extensions available for six months, see Note 6 to the Consolidated Financial Statements.

Our current and pending homebuilding projects (excluding Brightwater), which are primarily in the “Inland Empire” area of Southern California (Riverside and San Bernardino counties) and Lancaster in northeastern Los Angeles County, are currently expected to generate approximately $80 million of positive cash flows over the next three years, based on present economic conditions and market assumptions. However, any adverse change in such conditions or assumptions would adversely impact the amount of our cash flows.

We are utilizing internally generated cash, and joint venture contributions, to fund the Oxnard land development project. We currently expect to make aggregate additional capital contributions of approximately $800,000 to the Oxnard joint venture during the next 12 months, bringing our total expected investment in the project to $2.1 million.

We believe that our cash and cash equivalents, short-term investments, future real estate sales proceeds, and funds available under our current and future credit agreements will be sufficient to meet anticipated operating and capital investment requirements, and project development costs for homebuilding projects, the Oxnard land development projects, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of September 30, 2006, we have one consolidated land option deposit for $25,000 which is non-refundable. In addition, our unconsolidated Oxnard joint venture has land deposits.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

September 30, 2006 Compared with December 31, 2005

Cash used in homebuilding operations of $12.6 million for the first nine months of 2006 primarily reflects net real estate sales proceeds of $71.0 million from deliveries of 113 homes, offset by uses of cash for investments in real estate inventories and construction costs of $76.5 million. The most significant use of cash was payment of the special dividend of $135.7 million as described in Note 10 to the Consolidated Financial Statements. The primary sources of cash during the period were borrowings from our Senior Secured Term Loan of $125.0 million, as described in Note 5 to the Consolidated Financial Statements, Senior Secured Project Revolver debt of $9.0 million, as described in Note 4 to the Consolidated Financial Statements, and net sales of short-term investments of $29.0 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $4.5 million increase in cash and cash equivalents.

The $500,000 increase in deferred tax assets primarily reflects the net impact of increased net operating losses generated by tax deductions related to stock options exercised.

The $124.5 million decrease in stockholders’ equity primarily reflects the special dividend of $135.7 million, offset by net income of $4.4 million and the issuance of stock upon exercise of stock options and related income tax benefit of $6.7 million, as described in Note 10 to the Consolidated Financial Statements.

The $4.0 million increase in other assets primarily reflects $3.1 million of deferred financing costs related to the Senior Secured Term Loan and Senior Secured Project Revolver, along with approximately $600,000 in contributions to the Oxnard joint venture.

On September 15, 2006, we entered into the $100 million Revolving Loan and the $125 million Term Loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 4 and 5 to the Consolidated Financial Statements set forth above.

The Revolving Loan will fund the first $100 million of construction costs for the Brightwater project. Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations and includes financial covenants which may limit the amount that may be borrowed. Outstanding advances bear interest at our option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points.

On September 15, 2006, we borrowed the maximum Term Loan amount of $125 million.  The Term Loan proceeds were used to fund a “special dividend” of $12.50 per share, totaling $135.7 million, to common stockholders paid on September 28, 2006. Availability under the Term Loan is subject to the applicable borrowing base loan to value limitations and includes financial covenants which may limit the amount that may be outstanding. The outstanding balance bears interest at our option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.  Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of September 30, 2006, we have one consolidated land option deposit of $25,000 and no material third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $1.3 million and $700,000 at September 30, 2006 and December 31, 2005, respectively. These joint ventures had total assets of $8.1 million and $5.8 million as of September 30, 2006 and December 31, 2005, respectively, which included land deposits of $2.1 million and $1.6 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of September 30, 2006, we provided no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.  In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. At September 30, 2006, we had no deposits with VIEs.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximates the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of September 30, 2006, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.9 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the nine months ended September 30, 2006. We do not enter into or hold derivatives for trading or speculative purposes.

Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since we do not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement, however, this was not considered material at September 30, 2006. The change in fair value of the interest rate swap agreement during the nine months ended September 30, 2006 was not material to us. The counterparties to the interest rate swap agreement are financial institutions.

You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

ITEM 4 – EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations and we are subject to extensive and complex regulations that affect the development and home building processes, including zoning, density, building standards, mortgage financing and product liability. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

On October 13, 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against our Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California.  The DTSC’s complaint requests that HRC pay for $1,004,000 of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005.  HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work.  The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site HRC remediated and, therefore, it should not be part of the same “site” as the contaminated residential properties. Furthermore, HRC has also disputed such charges due to the fact that DTSC did not present its bill in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s $1,004,000 of claims related to these residential properties.

See Note 9 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A – RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our Form 10-K.

We have recently incurred a significant amount of debt, and we may incur significant additional debt, which could prevent us from fulfilling our obligations and harm our financial health.

As of September 30, 2006, our total consolidated liabilities were approximately $216.9 million.  In addition, subject to the restrictions in our credit facilities, we may incur significant additional indebtedness.  There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us.  In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to pay our debt service obligations or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

The amount of our indebtedness could also have the following important consequences:

•      making us more vulnerable to a downturn in our business or in general economic conditions;

•      requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt and reducing our ability to use our cash flow for other purposes;

•      limiting our flexibility to engage in certain transactions or to plan for, or react to, changes in our business and the homebuilding industry;

•      limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt obligations and other general corporate requirements;  and

•      placing us at a disadvantage compared to competitors who have less debt than we do.

Our credit facilities impose restrictions on our operations and activities and require us to comply with certain financial covenants, including restrictions on debt incurrence, sales of assets and cash distributions by us. If we fail to comply with these restrictions or covenants, our debt could become due and payable prior to maturity.

There has not been any other material change in the risk factors disclosure from that contained in our Form 10-K for the fiscal year ended December 31, 2005; however, the risks and uncertainties described in the Form 10-K are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

Date: November 9, 2006	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer