Form 10-K
period 2006-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2007-03-09
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-17189

CALIFORNIA COASTAL COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0426634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Executive Circle, Suite 250 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 250-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.05 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2007 was $160,309,874.

The number of shares of Common Stock outstanding as of March 8, 2007 was 10,855,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During the next 12 months, we will focus our primary efforts to:

•       complete infrastructure and model home construction, and begin selling production homes at the 356-home Brightwater project located on the Bolsa Chica mesa in Orange County, California;

•       complete the entitlement process for a 168-acre joint venture project near Oxnard, California currently being planned for 554 single-family detached homes and 500 attached homes (townhomes, condominiums and apartments); and

•       maximize deliveries, revenues and profitability of our homebuilding operations throughout Southern California.

However, we may also consider other strategic opportunities as discussed below; and there can be no assurance that we will accomplish, in whole or in part, all or any of our strategic goals.

Our total revenues for the years ended December 31, 2006, 2005, and 2004 were $95.7 million, $129.5 million, and $76.0 million, respectively. For the years ended December 31, 2006, 2005, and 2004, we delivered 147, 113, and 135 homes. Our total assets as of December 31, 2006 and 2005 were $332.3 million and $330.4 million, respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,000 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 5 and 6 to the Consolidated Financial Statements, which provided $125 million to fund the special dividend to our stockholders that is described in Note 13 to the Consolidated Financial Statements. As of December 31, 2006, we had $188.2 million of debt against $123.5 million of book equity and a $232.8 million equity market capitalization.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our telephone number is (949) 250-7700 and our website address is http://www.californiacoastalcommunities.com. We expect to make available through our website by March 30, 2007 our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Copies of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. In addition, at our website we expect to post current versions of our code of ethics, audit committee charter and nominating committee charter by March 30, 2007.

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

•       San Bernardino County in the City of Ontario;

•       Northern Los Angeles County in the City of Lancaster; and

•       San Diego County in the Rancho Santa Fe area.

We completed grading our Brightwater development project in Orange County during October 2006 and plan to process permits for seven homes on adjacent parcels in the City of Huntington Beach, which would bring the total unit count up to 356. The following chart describes our current projects, their location and our year-end lot inventories:

Project	Location	12/31/06 Lot Inventory
Orange County:
Brightwater	Bolsa Chica	356
Inland Empire:
Chandler Ranch	North Corona	25
Alisal at Ontario	Ontario	17
Woodhaven	Beaumont	87
Hearthside Lane	Corona	151
	Subtotal—Inland Empire	280
Lancaster:
Alisal at Lancaster	Lancaster	8
Lancaster II	Lancaster	73
Las Colinas at Quartz Hill	Lancaster	74
	Subtotal—Lancaster	155
San Diego County:
Cancion	Rancho Santa Fe	6
	Total—All Projects	797

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2010. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The 110-acre Bolsa Chica upper mesa is the largest property in our portfolio, representing approximately 47% of our total assets as of December 31, 2006. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings on the Bolsa Chica mesa include 68 acres of developable land on the upper mesa planned for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, and five acres in the City of Huntington Beach which are currently zoned agricultural. We are analyzing development alternatives for this 5-acre parcel and expect to submit a proposed site plan to the City of Huntington Beach during 2007.

We also own approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement.

On December 15, 2005, we received a permit from the California Coastal Commission for development of the 349-home Brightwater residential community, which will offer a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,720 square feet to 4,140 square feet. The smaller homes are currently expected to be offered at prices starting in the low to mid $1 millions and the larger homes are currently expected to start in excess of $2 million. In addition, we own land adjacent to the planned Brightwater development in the City of Huntington Beach, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community. With 356 homes on 68 acres of the upper mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. To date, over 2,400 people have registered on our website requesting information about purchasing a home at Brightwater. We completed grading the Brightwater development during October 2006, started building eight of the 17 model homes in December 2006, and currently expect to:

•       complete construction of the first eight model homes, which range from 1,710 to 2,160 square feet, during the summer of 2007,

•       start selling production homes from the first eight model homes during the summer of 2007,

•       complete construction of nine additional model homes, which will range from 2,720 to 4,140 square feet, during the early fall of 2007,

•       start selling production homes from the nine additional model homes during the early fall of 2007, and

•       begin delivering homes for the first eight models by the end of 2007.

However, there can be no assurance in that regard, or as to the absence of further delays.

We used the following facts and assumptions in estimating the value that we expect to receive from the Brightwater development project:

•       The Brightwater coastal development permit provides for 349 homes aggregating approximately 995,000 square feet.

•       We own land adjacent to Brightwater in the City of Huntington Beach, for which we intend to process permits to build seven additional homes which would be included in the Brightwater community.

•       Model homes for the first two products at Brightwater are projected to be completed during the summer of 2007 and build-out of production homes is expected to take approximately three years.

•       We are currently planning to: (i) begin selling homes during the summer of 2007, and (ii) begin delivering homes by the end of 2007.

•       We currently expect to deliver the majority of the Brightwater homes in 2008 and 2009.

•       As of January 2006, new home prices approximated $650 per square foot, including view and other premiums, in the local residential market (coastal Huntington Beach). We expect to conduct an updated market survey during the second quarter of 2007 as we prepare to open for sale during the summer of 2007.

•       The finished lot component of home prices ranges from 60% to 65%.

•       Costs to improve the lots from their raw condition to finished lots, including building permits and city fees, approximate $140,000 per lot.

•       The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $120 to $150 per square foot.

•       Brightwater is currently expected to generate gross margins that are approximately two to three times our 2006 homebuilding margins due to our low book basis in Brightwater.

The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. This estimation process assumes our ability to complete development and disposition of our real estate inventories in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect our development and marketing plans. The development of Brightwater depends upon various factors. Accordingly, the amount ultimately realized from the Brightwater project may differ materially from our current estimates and the project’s carrying value.

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. We are developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, we entered into a joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard joint venture. Hearthside Homes, Inc., our homebuilding subsidiary, is the manager of the Oxnard joint venture.

We currently expect the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 500 of the attached units would be developed on the 168 acres of optioned land that we currently expect the Oxnard joint venture to purchase. The single-family detached product is currently expected to range from approximately 1,880 square feet to 3,850 square feet and the attached units are currently expected to range from approximately 1,030 square feet to 1,850 square feet. An independent market study as of August 2006 estimated average home prices for the project of approximately $665,800, or an average of $311 per square foot.

The option contracts give the Oxnard joint venture two years, plus up to three additional years through the exercise of extensions, to complete entitlement activities before purchasing the land. The Oxnard joint venture has the right to terminate these option agreements by forfeiting the cash deposits. The Oxnard joint venture is striving to obtain approval of its plan from the Oxnard City Council in the second half of 2007 and approval of annexation into the City of Oxnard from the Local Agency Formation

Commission in the first quarter of 2008; however, delays could be encountered. If the Oxnard joint venture completes the entitlement process in the time frame set forth above, and decides to build homes (rather than sell lots), most of the homes would be delivered between 2010 and 2012, based on current expectations and assumptions. The Oxnard joint venture has exercised five six-month extensions, extending the current closing date for the option contracts to August 2007, and there is one remaining six-month extension through February 2008.

The Oxnard joint venture is funded by both of its members. Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have provided a second tier of additional capital contributions of $1 million each, as originally provided in the joint venture agreement. In addition, the members have agreed to provide an additional $325,000 each of temporary advances, as necessary, to complete the business plan. During the fourth quarter of 2005, and fiscal year 2006, the members each contributed approximately $160,000 and $1.0 million, respectively.

In addition to the land purchase options for the project property, the Oxnard joint venture holds a land purchase option which controls property which was expected to provide fill dirt for the project property. During February 2007, the Oxnard joint venture agreed to sell the non-project land purchase option since the fill dirt is no longer required for the project. The sale for $1.8 million is contingent upon various closing conditions including feasibility studies, and is scheduled to close during the third quarter of 2007. The Oxnard joint venture expects to receive proceeds of approximately $1.5 million for this transaction after paying commissions and closing costs, and plans to utilize the proceeds to fund ongoing development costs.

Our total investment in the venture as of December 31, 2006 is $1.7 million. We expect to make additional aggregate capital contributions of approximately $100,000 to the joint venture during 2007, bringing our total expected investment in the venture to $1.8 million. The amount of contributions could be substantially increased if the sale of the non-project land option is not completed as discussed above.

After payment of a 10% preferred return on invested capital to us and our partner, the first $8 million of profits are allocated 75% to our partner and 25% to us, and profits over $8 million and losses over $5 million are generally allocated on a 50/50 basis in accordance with the operating agreement. The first $5 million of losses are generally allocated 80% to our partner and 20% to us. Given current market conditions, we presently estimate that cash flow to our homebuilding subsidiary, after preferred returns to our joint venture partner and payment of incentive compensation to our employees, would approximate $26 million (including returns of our capital and our related preferred returns) if: (i) entitlements for the SouthShore project in Oxnard had been completed as of December 31, 2006, (ii) the 168 acres controlled by our Oxnard joint venture were purchased by the venture under the existing option agreements upon completion of the entitlements, and  (iii) the 168 acres were immediately sold as paper lots for approximately $750,000 per acre (which includes a discount to reflect current market conditions). In view of the ever-present uncertainties of the entitlement process and the current volatility in the homebuilding industry, there can be no assurances that the Oxnard joint venture will be able to obtain the entitlements, or sell the paper lots at the estimated price.

While we exert a large degree of influence over the joint venture, our partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Homebuilding

We delivered 147 homes during 2006, compared to 113 deliveries in 2005. We acquired no single-family residential lots during 2006. After several years of dramatic home price appreciation in Southern

California, we saw price depreciation during 2006 in the Inland Empire (Corona, Ontario and Beaumont), Lancaster and San Diego markets. We have reduced sales prices and offered incentives for a number of our homes which are not yet in escrow in response to our competition and to reflect current market pricing.

Our homebuilding projects are described below:

		Land	Commenced	Commenced		Deliveries
	Location	Acquisition	Construction	Sales		2004	2005	2006
Completed Projects	Various	n/a	n/a	n/a		135	52	1
Active Projects
Brightwater	Bolsa Chica	1970	2006	2007	(a)	—	—	—
Cancion	Rancho Santa Fe	2003-2005	2005	2005		—	6	20
Chandler Ranch	North Corona	2004	2005	2005		—	—	58
Alisal at Ontario	Ontario	2005	2005	2006		—	—	9
Woodhaven	Beaumont	2005	2005	2006		—	—	15
Hearthside Lane	Corona	2005	2005	2007	(a)	—	—	—
Alisal at Lancaster	Lancaster	2004	2004	2005		—	55	41
Quartz Hill	Lancaster	2005	2006	2006		—	—	3
Lancaster II	Lancaster	2005	2008 (a)	2008	(a)	—	—	—
				Total Deliveries		135	113	147

(a)           Planned

Rancho Santa Fe.   In October 2003, we entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of San Diego County in California. We acquired the lots during the period from October 2003 to March 2005. During 2005, two model homes averaging approximately 3,370 square feet were completed and six homes were delivered at an average price of $1.2 million. We delivered 20 homes during 2006 at an average price of $1.4 million. During January and February 2007, two additional homes were delivered at an average price of $1.3 million. As of February 28, 2007, the final four homes are in escrow at an average price of $1.2 million.

Corona.   We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. During January and February 2007, two additional homes were delivered at an average price of $597,000. As of February 28, 2007, three homes are in escrow at an average price of $592,000, and 16 additional homes are completed and have been released for sale.

During April 2005, we acquired 151 additional lots in Corona. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models are expected to be completed during the second quarter of 2007, at which time production phase homes will be offered for sale.

Ontario.   During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site situated very close to the projects we completed in the City of Chino in 2005. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2006 at an average price of $675,000. During February 2007, one additional home was delivered at a price of $695,000. As of February 28, 2007, four homes are in escrow at an average price of $666,000. During February 2007, we released six additional homes for sale for which construction is expected to start in March 2007.

Beaumont.   We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000. As of February 28, 2007, two homes are in escrow at an average price of $422,000 and 23 additional homes are completed or under construction and have been released for sale.

Lancaster.   We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,850 square feet during the third quarter of 2004 and opened for home sales in January 2005. During 2005, we delivered 55 homes at an average price of $406,000. We delivered 41 homes during 2006 at an average price of $448,000, and delivered one additional home at a price of $425,000 during February 2007. As of February 28, 2007, four homes are in escrow at an average price of $462,000, and two homes are completed or are under construction and held for sale. In April 2005, we acquired an additional 73 unentitled lots in Lancaster. The entitlement process is near completion; however, we have determined that the construction start for the 73-unit project, which has no recorded loan, will be deferred until sales activity in the market has improved.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. During 2006, we delivered three homes at an average price of $537,000, and one additional home during February 2007 at a price of $549,000. As of February 28, 2007, two homes are in escrow at an average price of $572,000 and seven additional production homes are completed and have been released for sale.

Joint Ventures

We conduct our operations as either wholly-owned projects or through joint ventures in which the joint venture partner typically provides more than a majority of the capital and/or financing required for the project. We have utilized joint ventures in order to increase access to sources of capital, financing and land. We expect to continue to utilize joint ventures in the future on a selective basis, taking into account other available sources of financing, project risk and the potential return to us. The use of joint ventures may vary in the future in order to enable us to control an adequate supply of lots while minimizing capital commitments. We typically are required to fund a small percentage of the capital requirements of each joint venture, and the amount is included in other assets in our consolidated balance sheets.

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

Strategic Alternatives

Our Board of Directors and management have always been and continue to be committed to enhancing value for all stockholders. From time to time, we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings; open market and other repurchases of our stock; dividends and other distributions to our stockholders; and combinations of these alternatives. In September 2006, we paid a special dividend of $12.50 per share to all of our stockholders, which represented a return of capital to the extent of each stockholder’s basis in our stock.

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

We develop our residential projects in several phases generally ranging from approximately six to 20 homes per phase. We determine the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while we measure consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few production homes. Subsequent phases are generally not started until 90% to 100% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, we continue to accumulate data which enables us to make decisions on the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the factors above and the build time, which in turn varies generally with the size and complexity of the home, we typically complete construction of a phase within one of our developments in approximately five to eight months. We are continuously developing and refining our production practices in order to reduce cycle time within the construction process.

Sales and Marketing

We typically build, furnish and landscape model homes for each residential project and maintain on-site sales offices, which are usually open seven days a week once a project fully opens. We generally sell all of our homes through our sales representatives working from the sales offices located at the model homes used in each subdivision. When appropriate, we also use cooperative brokers to sell our homes. We conduct preliminary research concerning the credit status of each potential homebuyer in order to “pre-qualify” the homebuyer. Once the prospective homebuyer has been “pre-qualified” and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an “earnest money deposit” usually ranging from $4,000 to $30,000 and complete a purchase contract for the purchase of their home. We attempt to keep our contract cancellation rate low by attempting to pre-qualify prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process in exchange for additional deposits. We provide flooring and other amenities and upgrades to our homebuyers through the various vendors with which we contract. When home purchase contracts are canceled, we retain the deposits of non-contingent buyers and seek to identify alternative homebuyers.

We make extensive use of advertising and promotional resources, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because our projects are often within a multi-builder community, we are able to participate in community-wide advertising that highlights all of the projects within the same community.

Backlog

Backlog represents the number of our homes that are under sales contracts. Sales of our homes are made pursuant to standard sales contracts, which require a customer deposit at the time of execution. We generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposits if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. A home sale enters backlog status upon execution of such a contract and receipt of an earnest money deposit and is removed when such contracts are canceled as described above, or the home purchase escrow is closed. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

Our backlog at December 31, 2006 was 17 homes compared with 83 homes in backlog at year-end 2005, reflecting a slowdown in sales contracts and higher cancellation rates during 2006 as a result of an overall softening of the housing market and an increasing supply of homes available for sale in our markets. The aggregate sales value of our backlog was $10.9 million at December 31, 2006. Our backlog ratio was 109.7% for the fourth quarter of 2006 and 48% for the fourth quarter of 2005. Backlog ratio is defined as unit deliveries as a percentage of beginning backlog for the quarter. Approximately 23% of our deliveries in 2006 occurred in the fourth quarter, compared to 48% during the comparable period in 2005.

As of February 28, 2007, five of the homes in backlog at December 31, 2006 have been delivered and an additional 10 of the homes are expected to be delivered during the first half of fiscal 2007.

Competition

The homebuilding industry is highly competitive and fragmented. We do not have a significant market presence in any of the geographic areas where we are currently building homes or where we expect to build homes in the future. Most of our competitors have substantially greater financial resources than we do, and they have much larger staffs and marketing organizations. However, we believe we compete effectively in our existing markets as a result of our product design, development expertise, and our reputation as a producer of quality homes. We have seen the financial resources of our competitors increase as a result of the industry consolidation experienced in the past several years. As we enter and until we develop a reputation in a new market area, we expect to face even more significant competitive pressures. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor.

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

Raw Materials

Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, high prices of lumber and other materials have a negative impact on margins. In the last six months, we have negotiated with our suppliers for price reductions on materials and labor, based on the general slowdown in the market. We have experienced and anticipate some substantial price reductions and are continuing to monitor the supply markets to achieve the best prices available.

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

We have expended and will continue to expend significant financial and managerial resources for compliance with environmental regulations and local permitting requirements. Although we believe our operations are generally in compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. We do not believe that such costs will have a material adverse effect on our business, financial condition or results of operations. The currently identifiable risks and uncertainties regarding other matters are discussed below in “Item 3. Legal Proceedings” and in “Note 8 - Other Liabilities” to the financial statements included in this Annual Report.

Corporate Indemnification Matters

We, and our predecessor and affiliated companies, have disposed of numerous assets and businesses since 1986. Most of these dispositions have involved businesses that are unrelated to our current operations. By operation of law or contractual indemnity provisions, we may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for these liabilities. A portion of these liabilities is supported by insurance or by indemnities from certain of our previously affiliated companies. We believe our balance sheet reflects adequate reserves for these matters. More information on our contingent indemnity and environmental obligations is contained in “Item 3. Legal Proceedings” and “Note 8 - Other Liabilities” in the financial statements included in this Annual Report.

Employees

As of February 28, 2007 we and our subsidiary companies had 59 employees. We believe that our relations with our employees are good. No employees are represented by a collective bargaining agreement.

Seasonality

The rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We have typically delivered a greater percentage of homes in the second half of the fiscal year compared with the first half due in part to the timing of land acquisitions and the ensuing course of development and construction required prior to delivering homes. Historically, the number of homes sold during the spring and summer months is typically greater than other periods during the year, and new home deliveries trail orders for new homes by up to six months. As a result, our revenues and operating earnings from sales of homes have been significantly higher in the second half of our fiscal year in prior years. However, during 2006, approximately 47% of the homes delivered during the year were delivered during the second half of the year, compared with 88% and 85% for the years ended December 31, 2005 and 2004, respectively. This departure from historical trends reflects our much higher backlog at the beginning of 2006, along with a decrease in net new orders during 2006 as a result of the industry-wide slowdown and higher cancellation rates.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Securities and Exchange Commission filings are available to the public at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

We encourage the public to read our periodic and current reports and other information about us which will be available at our website: http://www.californiacoastalcommunities.com by March 30, 2007. We think these reports provide additional information which prudent investors will find important. A copy of these filings as well as any future filings may be obtained, at no cost, by writing to our investor relations representative: Shareholder Services, 225 West Station Drive, Suite 545, Pittsburgh, PA 15219.

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

Factors may affect our future results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995).

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of such terms or other comparable terminology.

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

•       the impact of recent accounting pronouncements; and

•       stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the demand for homes; fluctuations in interest rates and the availability of mortgage financing; changes in home prices; the availability and cost of land for future growth; the availability of capital; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

Although we believe that our strategies, plans, objectives, goals, expectations and intentions reflected in, or suggested by these forward-looking statements are reasonable given current information available to us, we can give no assurance that any of them will be achieved. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors” set forth below, as well as the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in this Form 10-K. You should also read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

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

•       federal mortgage financing programs; and

•       federal and state income tax provisions, including provisions for the deduction of mortgage interest payments.

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

Fluctuating lumber prices and potential shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on our homebuilding business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs.

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

As of December 31, 2006, our total consolidated liabilities were approximately $209 million. In addition, subject to the restrictions in our credit facilities, we may incur significant additional indebtedness. There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

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

The homebuilding industry is in a significant downturn that could adversely affect our business and results of operations for an indefinite period.

In 2006, the homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. In many markets, a rapid increase in new and existing home prices over the past several years reduced housing affordability and tempered buyer demand. In addition, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends resulted in fewer home sales overall, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives and price concessions compared with the past several years.

As a result, we, like many other homebuilders, experienced a large drop in net new orders, slower price appreciation for new homes sold and a reduction in our margins. We can provide no assurances that the homebuilding market will improve in the near future, and it may weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of prior periods.

Despite some adjustments during 2006, some have speculated that the prices of land and new homes, and the stock prices of companies like ours that build new homes, may still be inflated and may decline further if the demand for new homes continues to weaken. A decline in the prices for new homes has had and would continue to have an adverse effect on our homebuilding business, in particular on our revenues and margins. A decline in our stock price could also make financing or raising capital more difficult and expensive.

When mortgage-financing costs are high, or as credit quality declines, customers may be unwilling or unable to purchase our homes.

The majority of our homebuyers finance their purchases through our joint venture with Wells Fargo or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Our operating results may be adversely affected if mortgage interest rates increase or mortgage loans become more difficult to obtain, or the ability or willingness of prospective buyers to finance home purchases is adversely affected.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable, if new home prices decline, interest rates increase or there is a downturn in the economy.

Our backlog numbers reflect the number of homes for which we have entered into a sales contract with a customer but not yet delivered. Those sales contracts typically require only a small deposit and the deposit is generally refundable if customers are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. If the prices for new homes begin to decline, interest rates increase or there is a downturn in local or regional economies or the national economy, homebuyers may have financial incentive to terminate their existing sales contracts in order to negotiate for a lower price or to explore other options. Such a result could have an adverse effect on our homebuilding business, financial condition, and our results of operations.

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

There is often a significant amount of time between when we initially acquire land and when we begin to sell homes on that land. The market value of a proposed home can vary significantly during this time due to changing market conditions. In the past, we have benefited from increases in the value of homes over time, but as market conditions reverse, we may need to sell homes at lower prices than we anticipate. We may also need to record write-downs of our home inventories and land holdings if market values continue to decline.

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

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could impact our financial results.

We could be hurt by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.

Generally accepted accounting principles and accounting pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as, revenue recognition, inventory valuations and income taxes. Changes in these areas could significantly affect our reported revenues, earnings and operating results.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic or international instability could adversely affect our business.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease our principal executive offices, which are located in Irvine, California. We believe that our properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on our results of operations. We own land, lots, and homes that are held as inventory in the ordinary course of our homebuilding business. These properties are discussed in “Item 1 -  Business” of this Annual Report.

Item 3.                        Legal Proceedings

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations and we are subject to extensive and complex regulations that affect the development and homebuilding processes, including zoning, density, building standards, mortgage financing and product liability. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

Golden State Water

On December 14, 2006 Golden State Water Company filed a complaint in Orange County Superior Court against the City of Huntington Beach and two of our subsidiaries seeking compensatory and punitive damages from Huntington Beach and our subsidiaries. Golden State’s claims relate to alleged breaches of agreements between Golden State and the City, and alleged interference with such agreements by two of our subsidiaries.

Golden State also filed a motion for a preliminary injunction to stop the City of Huntington Beach from providing water to our Brightwater residential development project on the Bolsa Chica mesa. On January 22, 2007, the Court denied Golden State’s motion for a preliminary injunction. The Court indicated that an injunction was not appropriate because monetary damages would be an adequate remedy if the plaintiff prevails on the merits of their case at trial. No trial date has been set at this time, and we, on the advice of our legal counsel, believe that there are strong arguments against Golden State’s position.

California Department of Toxic Substances Control

On October 13, 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against our Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California. The DTSC’s complaint requests that HRC pay approximately $1.0 million for costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs that may be incurred in connection with further remediation, together with court costs and attorney’s fees.

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site HRC remediated and, therefore, it should not be part of the same “site” as the contaminated residential properties. Furthermore, HRC has also disputed such charges due to the fact that DTSC did not present its bill in accordance with the requirements of the applicable law. Our subsidiary intends to vigorously defend itself in this matter. Therefore, we have not accrued for any of DTSC’s approximately $1.0 million of claims related to these residential properties.

See Note 11 to the Consolidated Financial Statements above, and “Item 1 - Business - Corporate Indemnification Matters” in this Annual Report on Form 10-K.

Our consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by our former affiliated companies whose business was unrelated to our current homebuilding operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of security holders.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following tables set forth information with respect to bid quotations for our common stock  for the periods indicated as reported on the Nasdaq Global Market. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High (1)	Low(1)
2006
First Quarter	$27.02	$22.80
Second Quarter	$25.28	$16.50
Third Quarter	$21.30	$14.99
Fourth Quarter	$22.00	$17.26
2005
First Quarter	$13.90	$11.30
Second Quarter	$21.89	$12.70
Third Quarter	$24.65	$19.75
Fourth Quarter	$27.60	$20.97

(1)          Amounts are adjusted for September 2006 special dividend of $12.50 per share.

The number of beneficial holders of our common stock as of March 1, 2007 was approximately 2,000. On September 28, 2006, we paid a special dividend of $12.50 per share to holders of record on September 25, 2006. While we did pay a special dividend in September 2006, we do not currently intend to pay regular cash dividends on our common stock.

The tax characterization of dividends depends upon the availability of a company’s earnings and profits, as defined by the Internal Revenue Code, first for the current year and then on an accumulated basis. If the distribution is determined to be out of earnings and profits, it is characterized as an ordinary dividend. If current and accumulated earnings and profits are negative, the distribution is characterized as a non-dividend distribution. The results of a detailed earnings and profits study indicated that we had negative accumulated earnings and profits prior to 2006, and we had no earnings and profits for 2006 due to tax deductions related to the exercise of stock options. Therefore, the special dividend was characterized as a non-dividend distribution when reported on IRS Form 1099. Stockholders should consult their tax advisors for details as to what impact the tax treatment of this distribution will have in their individual tax situations.

Equity Compensation Plan

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders(1)	17,500	$21.58	364,988
Equity compensation plans not approved by security holders	—	—	—
Total	17,500	$21.58	364,988

(1)          Consists of options issued in accordance with the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan.

Performance Graph

The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 2001 in each of (i) our common stock, (ii) a peer group index (“Real Estate Index”), which consists of four real estate development and homebuilding companies, and (iii) the Hemscott Composite Market Value Index.

Our peer group index includes the following companies: Brookfield Homes Corporation, Meritage Homes Corporation, Standard Pacific Corporation, and Tejon Ranch Company.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CALIFORNIA COASTAL COMMUNITIES, INC.,
HEMSCOTT INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
California Coastal Communities, Inc.	100.00	122.89	242.67	534.44	871.78	658.77
Peer Group Index	100.00	114.37	207.18	296.48	359.35	290.91
Hemscott Index	100.00	79.43	105.75	118.62	127.02	147.03

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The stock price performance of our common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

Item 6.                        Selected Financial Data

Our Selected Financial Data is set forth on page 36 of this Annual Report.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 37 of this Annual Report.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of December 31, 2006, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.3 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the year ended December 31, 2006. We do not enter into or hold derivatives for trading or speculative purposes.

Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates in September 2008. Since we do not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement; however, this was not considered material at December 31, 2006. The change in fair value of the interest rate swap agreement during the year ended December 31, 2006 was not material to us. The counterparties to the interest rate swap agreement are financial institutions.

You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements are listed under Item 15 and are submitted as a separate section of this Annual Report, beginning on page F-2.

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

However, no matter how well a control system is conceived and operated, it can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Therefore, no cost-effective control system and no evaluation of controls can provide absolute assurance that all control issues and instances of misstatements due to error or fraud, if any, within our company have been detected.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which appears below.

/s/ RAYMOND J. PACINI
Raymond J. Pacini
President and Chief Executive Officer
/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto
Senior Vice President and Chief Financial Officer

Changes in Internal Controls

During the fourth quarter of 2006, we engaged a third-party public accounting firm to assist us in the preparation of our income tax calculations. We believe that engaging external tax advisors strengthens our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
California Coastal Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, that California Coastal Communities, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 9, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors. Executive Officers and Corporate Governance

Information appearing under the captions “Our Management,” “Corporate Governance” and “Our Executive Officers” in the Proxy Statement for our 2007 Annual Meeting of our Stockholders is for the limited purpose of providing the information necessary to comply with this Item 10, incorporated herein by this reference.

We have adopted a Code of Ethics and Business Conduct applicable to our directors and all of our employees, including our Chief Executive Officer, Chief Financial Officer, and any other principal executive, senior financial or principal accounting officer. You may obtain a copy of our Code of Business Conduct and Ethics, without charge, by writing to: California Coastal Communities, Inc., Attn: Investor Relations, 6 Executive Circle, Suite 250, Irvine, California 92614.

Item 11.                 Executive Compensation

Information appearing under the caption “Compensation of Executive Officers” in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is for the limited purpose of providing the information necessary to comply with this Item 11, incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the captions “Our Management,” “Corporate Governance” and “Compensation of Executive Officers” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and is for the limited purpose of providing the information necessary to comply with this Item 12, incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information appearing under the captions “Certain Relationships and Related Transactions,” “Our Management,” “Corporate Governance” and “Compensation of Executive Officers” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and is for the limited purpose of providing the information necessary to comply with this Item 13, incorporated herein by this reference.

Item 14.                 Principal Accountant Fees and Services

Information in answer to this Item appears under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for our 2007 Annual Meeting of Stockholders and is, for the limited purpose of providing the information necessary to comply with this Item 14, incorporated herein by this reference.

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

(3)         Listing of Exhibits:

3	.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
3	.01(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.01(b) to the Registrant’s Annual Report on Form 10-K for 2004.
3.02

Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant’s Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.

4	.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Form 8-K filed October 14, 1999.
4	.01(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to item 3.01 (b).
4.02

Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant’s Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.

10.01		Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.01 to the Registrant’s Annual Report on Form 10-K for 2004.
10	.01(a)	Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10	.01A	Amendment Dated June 14, 2006 to Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Form 8-K filed June 14, 2006.
10.02		Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10.

10.03		Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10.
10.04

Retirement Plan of the Registrant, Amended and Restated through December 19, 2001, dated December 21, 2001, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10	.04A

Amendment No. 1 to Retirement Plan of the Registrant dated June 26, 2002, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10	.04B

Amendment No. 2 to Retirement Plan of the Registrant dated December 30, 2002, incorporated by reference to Exhibit 10.04D to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10	.04C*	Amendment No. 3 to Retirement Plan of the Registrant dated December 19, 2006.
10	.04D*	Amendment No. 4 to Retirement Plan of the Registrant dated December 19, 2006.
10.05		California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for 1999.
10.06

Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of May 1, 1998, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10	.06A

Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to Exhibit 10.11A to Registrant’s Annual Report on Form 10-K for 1999.

10	.06B

Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10	.06C

Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 17, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10	.06D

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

10	.07A

Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to Exhibit 10.12A to Registrant’s Annual Report on Form 10-K for 1999.

10	.07B

Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10	.07C

Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 17, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10	.07D

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

10.10

Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of May 1, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for 2005.

10	.10A

Modification of Employment Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of November 12, 2003, incorporated by reference to Exhibit 10.10A to Registrant’s Annual Report on Form 10-K for 2005.

10	.10B

Extension and Modification Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of July 20, 2005, incorporated by reference to Exhibit 10.10B to Registrant’s Annual Report on Form 10-K for 2005.

10.11		Audit Committee Policy for Pre-Approval of Auditor Services of the Registrant, incorporated by reference to Exhibit 10.08 to Registrant’s original Annual Report on Form 10-K for 2004.
10.12

$125 Million Senior Secured Term Loan Agreement among the Registrant, as Borrower, and KeyBank National Association, as Lender and Agent, et. al., dated September 15, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2006.

10.13

$100 Million Senior Secured Revolving Credit Agreement among the Registrant, as Borrower, and KeyBank National Association, as Lender and Agent, et. al., dated September 15, 2006, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 19, 2006.

21	.01*	Subsidiaries of the Registrant.
23	.1*	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31	.1*	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31	.2*	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32	.1*	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.**

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

Date: March 9, 2007	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ GEOFFREY W. ARENS	Director	March 9, 2007
(Geoffrey W. Arens)
/s/ PHILLIP R. BURNAMAN II	Director	March 9, 2007
(Phillip R. Burnaman II)
/s/ RAYMOND J. PACINI	President, Chief Executive Officer and Director	March 9, 2007
(Raymond J. Pacini)
/s/ THOMAS W. SABIN, JR.	Director and Chairman of the Board	March 9, 2007
(Thomas W. Sabin, Jr.)
/s/ SANDRA G. SCIUTTO	Senior Vice President and	March 9, 2007
(Sandra G. Sciutto)	Chief Financial Officer

Item 6.                        Selected Financial Data

Set forth below is selected financial data about us and our consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Statement of operations data:
Homebuilding	$95.7	$62.7	$75.9	$54.7	$32.8
Non-residential land	—	66.8	.1	1.1	—
Total revenues	$95.7	$129.5	$76.0	$55.8	$32.8
Net income(a)	5.6	28.4	4.8	2.9	1.7
Net earnings per common share:
Basic	$.54	$2.78	$.48	$.29	$.17
Diluted	$.53	$2.70	$.44	$.27	$.16
Weighted-average shares outstanding:
Basic	10.4	10.2	10.1	10.1	10.1
Diluted(b)	10.6	10.5	10.8	10.8	10.8
Special cash dividend declared per common share	$12.50	—	—-	—	—
Balance sheet data at period end:
Unrestricted cash, cash equivalents and short-term investments	$11.1	$38.0	$9.0	$14.7	$9.2
Total assets	332.3	330.4	250.8	198.1	187.6
Debt(c)	188.2	57.9	22.6	10.4	9.8
Total stockholders’ equity	$123.5	$246.9	$178.9	$164.6	$159.9
Shares outstanding at end of period	10.9	10.2	10.1	10.1	10.1
Stockholders’ equity per common share(d)	$11.33	$24.21	$17.71	$16.30	$15.83

(a)           In addition to homebuilding operations, net income for the year ended December 31, 2005 reflects income from the sale of non-residential land at Bolsa Chica, in Orange County, California.

(b)          Beginning the year ended December 31, 2002, the increase in weighted-average shares outstanding—diluted reflects outstanding options with an exercise price below the average market price of our common stock.

(c)           Beginning the year ended December 31, 2006, debt includes borrowings from the senior secured project revolver, senior secured term loan, as well as other project debt.

(d)          We believe that stockholders’ equity per common share, which is computed by dividing stockholders’ equity by common shares outstanding at the end of each period, is a useful supplemental measure of the strength of our balance sheet and an indicator of the historical carrying basis of our net assets. The decrease in the measure from 2005 to 2006 primarily reflects the special dividend of $12.50 per share paid in September 2006.

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During 2007, we will focus our primary efforts on:

•       completing infrastructure and model home construction, and beginning sales of production homes at the 356-home Brightwater project located on the Bolsa Chica mesa in Orange County, California;

•       completing the entitlement process for our 168-acre joint venture project near Oxnard, California being planned for 554 single-family detached homes and 500 attached homes (townhomes, condominiums and apartments); and

•       maximizing deliveries, revenues and profitability of our homebuilding operations throughout Southern California.

However, we may also consider other strategic opportunities as discussed below; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

From time to time we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings, open market and other repurchases of our stock; dividends and other distributions to our stockholders; and combinations of these alternatives. In September 2006, we paid a special dividend of $12.50 per share to all of our stockholders, which represented a return of capital to the extent of each stockholder’s basis in our stock. As we continue to develop Brightwater, we will also continue to evaluate any other available strategic alternatives that will maximize value to our stockholders.

We currently have on-going Southern California projects in Riverside County near the cities of Beaumont, Corona, North Corona and Riverside, in the City of Ontario in San Bernardino County, in the City of Lancaster in northern Los Angeles County, and in the Rancho Santa Fe area in San Diego County. As of December 31, 2006, we have an inventory of 797 lots available for homebuilding projects. These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2010. We may pursue residential lot acquisition opportunities throughout Southern California, if we are able to identify land in existing successful submarkets or additional submarkets which we believe will provide opportunities for enhancing shareholder value. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will be dependent upon the final outcome of the entitlement process.

Brightwater at Bolsa Chica is our largest asset, representing 47% of total assets at December 31, 2006. The Brightwater planned community will offer a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,720 square feet to 4,140 square feet. The plan also includes 37 acres of open space and conservation area. With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, we own land adjacent to the planned Brightwater development, on which we intend to process permits to build seven additional homes which will be included in the Brightwater community.

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

Outlook

The housing market in Southern California slowed considerably during 2006. During 2006, our net new orders decreased 56.4% to 82 homes from 188 homes in 2005. The decrease in net new orders reflects the industry-wide slowdown and is comparable to the 62.2% decrease in the first nine months of 2006 (62 net new orders for the first nine months of 2006 compared with 164 net new orders for the first nine months of 2005). At the same time, backlog as of December 31, 2006 decreased to 17 homes compared with 83 homes as of December 31, 2005, while the value of homes in backlog decreased 80.1% to $10.9 million from $54.9 million. Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further declines in the prices for new homes could adversely affect our results of operations, revenues, and margins.

This slowdown reflects an overall softening of demand for new homes, as well as an oversupply of homes available for sale. We attribute the reduction in demand to reduced affordability of new homes due to rapid price increases between 2002 and 2005 and declines in consumer confidence related to concerns on the part of prospective home buyers about the future direction of home prices, and their ability to sell existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and start few homes without having a signed agreement of sale. However, as of December 31, 2006 we had an inventory of 46 completed unsold homes compared to no such inventory as of December 31, 2005. As of February 28, 2007, our standing inventory was 39 homes.

In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. We had 33 cancellations in 2006, compared with 32 in 2005. Approximately 72% of the cancellations in 2005 occurred during the second half of the year compared with 42% and 58% during the first and second halves of the year, respectively, in 2006.

We have also been impacted by an overall increase in the supply of homes available for sale in our markets as certain large homebuilders continue to build product in excess of current demand and as speculators attempt to sell the homes they previously purchased, or cancel contracts for homes under construction. At the same time, many of the large national homebuilders operating in our markets are attempting to reduce their inventories by offering incentives and/or lowering prices, leading to lower gross margins on home sales. We will continue to assess our owned land position to identify those assets that should be reduced or repositioned. Additionally, our strategy is to adjust our cost structure to today’s market conditions by rebidding subcontracts and materials in line with reduced demand, all in an effort to partially offset our declining margins.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. The long-term outlook for homebuilding in Southern California remains strong due to the continuing regulation-induced constraints on lot supplies. We have traditionally employed a conservative approach to managing our real estate inventories and believe we are well-positioned to withstand the effects of the market downturn as it unfolds. We do not presently expect that current weaknesses in the homebuilding market will significantly impact our Brightwater project given the site’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market.

There can be no assurance regarding the duration of the current slowdown of the Southern California residential real estate market. In particular, (i) the significant increases in home prices between 2002 and 2005 and the related decline in the affordability of new homes in Southern California, (ii) the decline in consumer confidence with respect to the housing market, (iii)  the state of the national economy, increases in interest rates by the Federal Reserve Board between mid-2004 and 2006 and the possibility of a recession in the future, and (iv) the continued threat of inflation and potential for further increases in interest rates by the Federal Reserve Board, collectively may exert recessionary pressures on the California economy and may have further negative impacts on the Southern California housing market.

In response to slower sales, we are offering more incentives and some price reductions, and we have determined that the construction start for the 73-unit Lancaster II project, which has no recorded loan, will be deferred until sales activity improves.

Critical Accounting Policies and Estimates

In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Note 9 to the Consolidated Financial Statements.

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Minority interest represents the equity interest of our joint venture partner for one consolidated venture and is further described in Note 10 to the Consolidated Financial Statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 4 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

We assess the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS No. 144, we evaluate impairment by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

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

We have not recorded any impairment charges to date primarily because most of our lot acquisitions were negotiated prior to 2005 (thus reflecting less expensive land prices and benefiting from home price appreciation during 2005 that exceeded the decline in home prices during 2006). In addition, our carrying costs are lower than some of our competitors due to our modest amount of leverage. However, as required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any impairment exists at that time.

Income Taxes

We account for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of our historical federal tax net operating losses, as discussed in Note 9 to the Consolidated Financial Statements, the application of our policy in evaluating the expected future benefit of net operating losses is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.14% as of February 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of February 28, 2007, we have experienced a three-year cumulative ownership shift of approximately 35%, as computed in accordance with Section 382.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 8 and 11 in our financial statements included in this Annual Report. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees.”  SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. As discussed further in Note 14—Stock Plans, we previously adopted the fair value recognition provisions of SFAS 123 in 2003. The adoption of SFAS 123(R) did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This statement was effective beginning in our first quarter of 2006. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 affects the consolidation of entities in which a general partner or managing member is presumed to control a partnership or limited liability company. EITF 04-5 was effective for us beginning in the first quarter of 2006. The adoption of EITF 04-5 did not have a material impact on our consolidated financial position, results of operations, or cash flows upon initial adoption. EITF 04-5 may materially impact our consolidated financial position, results of operations, or cash flows in future periods should we form new limited partnerships or modify existing limited partnerships such that we are deemed to control the limited partnership. Under those circumstances, we may be required by EITF 04-5 to consolidate the limited partnership.

In July 2006, the FASB issued FASB Interpretation No. 48  (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We will adopt FIN 48 during the first quarter of 2007 and are currently evaluating the impact of such adoption by assessing the existence of any potential liabilities for uncertain tax positions. If we are required to record a reserve for any contingent liabilities under FIN 48, the amount would be recorded as an adjustment to beginning retained earnings as a cumulative effect of a change in accounting principle.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in the funded status in the year in which they occur. SFAS 158 is effective for financial statements issued for fiscal periods ending after December 15, 2006. We adopted SFAS 158 during December 2006. The adoption of SFAS 158 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for the first annual period ending after November 15, 2006. The adoption of SAB 108 during the fourth quarter of 2006 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	2006	2005	2004
Cash and cash equivalents	$10.6	$7.7	$9.0
Short-term investments	.5	30.3	—-
Cash used in operating activities	(10.9)	(4.6)	(9.7)
Cash provided by (used in) investing activities	16.5	(31.6)	(1.1)
Cash (used in) provided by financing activities	(2.7)	34.9	5.1

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. On September 15, 2006 we obtained the $100 million Senior Secured Project Revolver as a construction facility to finance infrastructure and homebuilding activities at Brightwater as further described in Note 5 to the Consolidated Financial Statements. This loan is funding the first $100 million of construction costs for the Brightwater project. Availability under the loan is subject to the applicable borrowing base limitations and includes financial covenants which may limit the amount that may be borrowed. The initial borrowing base value of the Brightwater project was determined by an independent third-party appraisal of the project on an “as-is” basis, which was $302 million as of July 6, 2006. This appraisal reflects substantial value in excess of the book value of $142 million as of June 30, 2006. Outstanding advances bear interest at our option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points. Our unrestricted cash and cash equivalents plus short-term investments as of December 31, 2006 aggregated $11.1 million. In 2006, we primarily utilized internally generated cash to fund new construction at our homebuilding projects other than Brightwater in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments.

We have substantial borrowing capacity available. As of December 31, 2006, based on construction in place, the immediately available borrowing capacity on our other project debt construction loan facilities is approximately $17.0 million for projects other than Brightwater. The additional facility availability for future construction costs is $81.7 million for Brightwater and approximately $46.0 million for other projects. During December 2006, we extended the Corona-Hellman project facility to January 2009 and increased our borrowing capacity by $13.4 million to $54.5 million. Loans on the Rancho Santa Fe and Chandler projects were repaid in full in January and February 2007. Our loan on the Ontario project which matures in April 2007 has an automatic six-month extension available (see Note 7 to the Consolidated Financial Statements).

We are utilizing internally generated cash, and joint venture contributions, to fund the Oxnard land development project. We currently expect to make aggregate additional capital contributions of approximately $100,000 to the Oxnard joint venture during the next 12 months, bringing our total expected investment in the project to $1.8 million (see Note 4 to the Consolidated Financial Statements).

We believe that our cash and cash equivalents, short-term investments, future real estate sales proceeds, and funds available under our current and future credit agreements will be sufficient to meet anticipated operating and capital investment requirements and project development costs for homebuilding projects, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2006, we have one consolidated land option deposit for $25,000 which is non-refundable. In addition, our unconsolidated Oxnard joint venture has land deposits of $2.5 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

2006 Compared with 2005

Cash used in homebuilding operations of $10.9 million for 2006 primarily reflects net real estate proceeds of $94.7 million from deliveries of 147 homes, offset by uses of cash for investments in real estate inventories and construction costs of $91.8 million, selling, general and administrative expenses of $5.0 million, income tax payments of $4.6 million and investments in the Oxnard joint venture of $1.0 million. The most significant use of cash was for payment of the special dividend of $135.7 million as described in Note 13 to the Consolidated Financial Statements. The primary sources of cash during the year were borrowings from our Senior Secured Term Loan  (“Term Loan”) of $125.0 million (see Note 6 to the Consolidated Financial Statements) and Senior Secured Project Revolver (“Revolver”) of $18.3 million (see Note 5), and net sales of short-term investments of $29.8 million. Other significant uses of cash include repayments of other project debt in excess of borrowings of $13.0 million which we made in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $2.9 million increase in cash and cash equivalents.

The $12.3 million increase in restricted cash primarily reflects cash held in restricted bank and investment accounts as required by the terms of our Term Loan and Revolver agreements.

The $6.0 million increase in other assets primarily reflects $3.3 million of deferred financing costs related to the Term Loan, Revolver, and other project debt, as well as approximately $1.0 million in contributions to the Oxnard joint venture and other receivables of $1.1 million related to cancelled and replaced project insurance policies.

The $4.3 million decrease in accounts payable and accrued liabilities reflects $4.6 million of income tax payments primarily related to 2005 income.

On September 15, 2006, we entered into the $100 million Revolver and the $125 million Term Loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 5 and 6 to the Consolidated Financial Statements.

The $123.4 million decrease in stockholders’ equity primarily reflects the special dividend of $135.7 million, offset by net income of $5.6 million and the issuance of common stock upon exercise of stock options and related income tax benefits of $6.3 million, as described in Notes 9 and 14 to the Consolidated Financial Statements.

2005 Compared with 2004

Cash flows from operations for 2005 primarily reflect sales proceeds of $62.7 million from deliveries of 113 homes and land sales proceeds of $66.8 million, primarily from the sale of the lower bench portion of the Bolsa Chica mesa. Approximately $30 million of the proceeds from the sale of the lower bench were used to repay other project debt in December 2005, and an additional $30 million was invested in short-term auction rate securities, which are long-term municipal bonds and preferred stock with interest rates that reset through an auction process every seven to 90 days. Cash flows from financing activities reflect net borrowing under project debt financing of $35.3 million. These sources of funds were used primarily for investments in real estate and construction costs of $122.9 million, including the acquisition of an aggregate of 435 lots in 2005. Lots acquired were throughout Southern California and include 151 in Corona, 150 in Lancaster, 102 in Beaumont, 26 in Ontario and 6 lots in the Rancho Santa Fe, California area. Other significant uses of cash include joint venture (minority interest) distributions for the Chino project of $600,000, approximately $3.7 million for investment in the Brightwater project, primarily for consultants engaged in the entitlement process, and selling, general and administrative expenses paid of approximately $5.3 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in the $1.3 million decrease in cash and cash equivalents.

The $203.7 million increase in real estate inventories reflects (i) $131 million reflecting the inclusion of 110 acres of the Bolsa Chica upper mesa that, prior to issuance of the permit for Brightwater in December 2005, was included in land held for development or sale, and (ii) the purchase of 435 lots described above and project construction, partially offset by reductions recorded upon sale of homes.

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

The $1.4 million decrease in other liabilities primarily reflects reductions in contingent indemnity and environmental obligations related to the Dresser litigation settled in April 2005 and the lowland remediation completed in December 2005, partially offset by a $600,000 increase in warranty reserves. See Note 8 in our consolidated financial statements included in this Annual Report.

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

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of December 31, 2006, we have one consolidated land option deposit of $25,000 and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $1.7 million and $700,000 at December 31, 2006 and 2005, respectively. These joint ventures had total assets of $9.5 million and $5.8 million as of December 31, 2006 and 2005, respectively, which included land deposits of $2.5 million and $1.6 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of December 31, 2006, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of December 31, 2006, we had no deposits with VIEs.

Results of Operations

2006 Compared with 2005

We reported revenues of $95.7 million and gross operating profit of $13.6 million for 2006, compared with $129.5 million in revenues and gross operating profit of $48.0 million for 2005. Revenues for 2006 reflect deliveries of 147 homes, including 58 at the Chandler Ranch project in North Corona, 41 homes at the Alisal project in Lancaster, 20 homes at the Rancho Santa Fe project, 15 homes at the Woodhaven project in Beaumont, nine homes at the Alisal project in Ontario, three homes at the Las Colinas project in Quartz Hill, and one home at the completed Jasper Ranch project in Riverside. The results for the prior year reflect the $65 million sale of the lower bench portion of the Bolsa Chica mesa, the $1.7 million sale of 43 acres in the Bolsa Chica lowlands, and deliveries of an aggregate of 113 homes at the Lancaster, Chino, Riverside and Rancho Santa Fe projects. Homebuilding revenues increased $33.0 million, or 53%, primarily as a result of the 30%  increase in deliveries. The homebuilding gross margin for 2006 of 14.2% is lower than the prior year’s homebuilding gross margin of 19.9% due to the use of sales price reductions and incentives in 2006 in response to slowing housing sales and increased competition for a reduced supply of buyers. In addition, the lower profitability of the Ontario and Beaumont homes delivered during 2006 as compared with the Chino and Riverside homes delivered during 2005 contributed to lower gross margins this year.

The $300,000 decrease in selling, general and administrative expenses to $5.0 million in 2006 compared with $5.3 million in 2005, primarily reflects a $1.4 million reduction in incentive-based compensation related to decreased profitability at our homebuilding subsidiary after internally-charged interest costs, partially offset by increases in employer payroll taxes related to 2006 option exercises, professional services and selling expenses.

The $2.2 million increase in other income, net in 2006 compared with 2005 primarily reflects increased interest income on short-term investments during the year.

The effective income tax rate for the year ended December 31, 2006 is 41.1%, as compared with an effective income tax rate of 30.3% during 2005. The increase in the effective rate is primarily due to a tax benefit in 2005 of $4.7 million for the reversal of valuation allowances on post-Reorganization state net operating losses which we recorded following the California Coastal Commission’s approval of the development plan for 349 homes on the Upper Mesa (see Note 9 to the Consolidated Financial Statements).

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

The $1.4 million of other expense, net for 2005 primarily reflects increases in warranty reserves, partially offset by a decrease in environmental accruals. The $1.1 million of other expense, net in 2004 includes a $500,000 accrual for the Dresser litigation settlement. See Note 8 in our consolidated financial statements included in this Annual Report.

The effective income tax rate for the year ended December 31, 2005 is 30.3%, as compared with an effective income tax rate of 38.5% during 2004. The decrease in the effective rate primarily reflects a tax benefit of $4.7 million for the reversal of valuation allowances on post-Reorganization state net operating losses.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, lease agreements and liability insurance. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of December 31, 2006 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving loan	$18.3	$—	$18.3	$—	$—
Term loan	125.0	—	75.0	50.0	—
Other project debt	44.9	24.0	20.9	—	—
Operating leases	1.7	.3	.7	.7	—
Insurance premium payable	1.4	1.4	—	—	—
Total	$191.3	$25.7	$114.9	$50.7	$—

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 3. “Legal Proceedings” and in Note 11 to our Consolidated Financial Statements in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of California Coastal Communities, Inc.:

We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 2007

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(in millions)
ASSETS
Cash and cash equivalents	$10.6	$7.7
Short-term investments	.5	30.3
Restricted cash	14.6	2.3
Real estate inventories	264.8	253.6
Deferred tax assets	34.7	35.4
Other assets, net	7.1	1.1
	$332.3	$330.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$13.1	$17.4
Senior secured project revolver	18.3	—
Senior secured term loan	125.0	—
Other project debt	44.9	57.9
Other liabilities	7.5	7.9
Total liabilities	208.8	83.2
Minority interest	—	.3
Commitments and contingencies
Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,852,708 and 10,160,212 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional Paid-In Capital	62.3	191.6
Retained earnings	62.2	56.6
Accumulated other comprehensive loss	(1.5)	(1.8)
Total stockholders’ equity	123.5	246.9
	$332.3	$330.4

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Revenues:
Homebuilding	$95.7	$62.7	$75.9
Non-residential land	—	66.8	.1
	95.7	129.5	76.0
Cost of sales:
Homebuilding	82.1	50.2	57.6
Non-residential land	—	31.3	—
	82.1	81.5	57.6
Gross operating profit	13.6	48.0	18.4
Selling, general and administrative expenses	5.0	5.3	5.8
Interest expense	.1	.1	.2
Income from unconsolidated joint ventures	(.2)	(.1)	(.4)
Other (income) expense, net	(.8)	1.4	1.1
Income before income taxes	9.5	41.3	11.7
Provision for income taxes	3.9	12.5	4.5
Minority interest in income of consolidated joint venture, net of tax	—	.4	2.4
Net income	$5.6	$28.4	$4.8
Other comprehensive income (loss), net of income taxes:
Minimum pension liability adjustment	.3	.8	(.2)
Comprehensive income	$5.9	$29.2	$4.6
Net earnings per common share:
Basic	$.54	$2.78	$.48
Diluted	$.53	$2.70	$.44
Common equivalent shares:
Basic	10.4	10.2	10.1
Diluted	10.6	10.5	10.8
Special dividend paid per common share outstanding	$12.50	$—	$—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$5.6	$28.4	$4.8
Adjustments to reconcile net income to cash used in operating activities:
Income from unconsolidated joint ventures	(.2)	(.1)	(.4)
Distributions from unconsolidated joint ventures	.2	.2	.4
Amortization of discount	.1	.1	.2
Benefit from reversal of deferred tax asset allowance	—	(4.7)	—
Stock-based compensation expense	.1	—	.3
Excess tax benefit from share-based payment arrangements	(3.1)	—	(.3)
Deferred taxes	3.6	12.6	—
Minority interest in income of consolidated joint venture	—	.4	2.4
Gains on sales of real estate inventories	(13.6)	(48.0)	(18.4)
Proceeds from real estate sales, net	94.7	62.4	75.6
Proceeds from land sales, net	—	64.9	.1
Investments in real estate inventories	(91.8)	(122.9)	(79.7)
Changes in assets and liabilities:
Investment in land held for future development	—	(3.7)	(2.8)
(Increase) decrease in other assets	(1.7)	5.0	(.2)
(Decrease) increase in accounts payable, accrued and other liabilities	(4.8)	.8	8.3
Cash used in operating activities	(10.9)	(4.6)	(9.7)
Cash flows from investing activities:
Sales of short-term investments	75.3	—	—
Purchases of short-term investments	(45.5)	(30.3)	—
Investments in unconsolidated joint ventures	(1.0)	(.1)	—
Changes in restricted cash	(12.3)	(1.2)	(1.1)
Cash provided by (used in) investing activities	16.5	(31.6)	(1.1)
Cash flows from financing activities:
Borrowings of senior secured project revolver	18.3	—	—
Borrowings of senior secured term loan	125.0	—	—
Borrowings of other project debt	31.6	109.7	49.3
Repayments of other project debt	(44.6)	(74.4)	(37.1)
Deferred financing costs	(3.3)	—	—
Special dividend paid	(135.7)	—	—
Proceeds from exercise of stock options	3.2	.3	.2
Excess tax benefit from share-based payment arrangements	3.1	—	.3
Minority interest distributions	(.3)	(.7)	(7.6)
Cash (used in) provided by financing activities	(2.7)	34.9	5.1
Net increase (decrease) in cash and cash equivalents	2.9	(1.3)	(5.7)
Cash and cash equivalents—beginning of year	7.7	9.0	14.7
Cash and cash equivalents—end of year	$10.6	$7.7	$9.0
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$4.6	$.8	$.5
Supplemental disclosures of non-cash investing and financing activities:
Minimum pension liability adjustment recorded as other comprehensive income (loss), net of income tax expense (benefit) of $.2, $(.9), and $0 million, respectively	.3	.8	(.2)

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
	(in millions)
Balance at January 1, 2004	10.2	$.5	$143.1	$23.4	$(2.4)	$164.6
Net income		—	—	4.8	—	4.8
Other comprehensive loss, net of income taxes		—	—	—-	(.2)	(.2)
Stock-based compensation expense—stock options		—	.3	—	—	.3
Issuance of common stock upon exercise of stock options and related income tax benefits		—	.3	—	—	.3
Utilization of pre-reorganization net operating losses	—	—	—	9.1	—	—
Balance at December 31, 2004	10.2	.5	152.8	28.2	(2.6)	178.9
Net income		—	—	28.4	—	28.4
Other comprehensive income, net of income taxes		—	—	—-	.8	.8
Issuance of common stock upon exercise of stock options and related income tax benefits		—	.3	—	—	.3
Utilization of pre-reorganization net operating losses	—	—	38.5	—	—	38.5
Balance at December 31, 2005	10.2	.5	191.6	56.6	(1.8)	246.9
Net income		—	—	5.6	—	5.6
Other comprehensive income, net of income taxes		—	—	—	.3	.3
Cash dividends paid		—	(135.7)	—	—	(135.7)
Stock-based compensation expense—stock options		—	.1	—	—	.1
Issuance of common stock upon exercise of stock options and related income tax benefits	.7	—	6.3	—	—	6.3
Balance at December 31, 2006	10.9	$.5	$62.3	$62.2	$(1.5)	$123.5

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries, joint ventures, and other entities which have been determined to be variable interest entities in which the Company is deemed the primary beneficiary. Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which the Company generally has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures and variable interest entities in which the Company is not the primary beneficiary are accounted for using the equity method, when the Company does not have voting or economic control of the venture operations, as further described in Note 4. Minority interest represents the equity interest of the Company’s joint venture partner for one consolidated venture and is further described in Note 10. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Consolidation of Variable Interest Entities

A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Financial Interpretation FIN No. 46(R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46(R)”), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE. FIN 46(R) was effective immediately for VIEs created after January 31, 2003.

Based on the provisions of FIN 46(R), the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, a VIE may be created under conditions (ii)(b) and

(c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee,  the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46(R). If the Company is deemed to be the primary beneficiary of the VIE, the VIE will be consolidated on the Company’s balance sheet.

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

As of December 31, 2006, the Company has no deposits with VIEs. See Note 11—Real Estate Matters.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company’s restricted cash represents cash held as security for the Company’s senior secured project revolver, senior secured term loan, standby letters of credit, and bonds for homebuilding projects under development.

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

Real Estate

Real estate inventories primarily consists of homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties depend upon future economic and market conditions, and the availability of financing.

The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”) which requires that an impaired asset, for which costs cannot be recovered from estimated undiscounted future cash flows, be written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

In accordance with SFAS 144, in developing estimated future cash flows for impairment testing, the Company has incorporated its own market assumptions including those regarding home prices, infrastructure and home-building costs and financing costs regarding real estate inventories. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS 144.

The Company has not recorded any impairment charges to date primarily because most of its lot acquisitions were negotiated prior to 2005 (thus reflecting less expensive land prices and benefiting from home price appreciation during 2005 that exceeded the decline in home prices during 2006). However, as required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any impairment exists at that time.

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

Homebuilding Revenues and Cost of Sales

The Company’s homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes is recognized at the close of escrow when title passes to the buyer and the earnings process is complete. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The cost of sales is recorded based upon total estimated costs within a subdivision and allocated using the relative sales value method. The Company’s construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. The Company’s estimates are based on historical results, adjusted for current factors.

Home Warranty Costs

Warranty reserves are established as homes close escrow in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and geographical areas.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the years ended December 31, 2005 and 2004, the average market price of the Company’s common stock exceeded the exercise price of approximately 700,000 outstanding stock options. Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options. During the second and third quarters of 2006, approximately 700,000 options were exercised, which reduced the dilutive effect of stock options in 2006 compared with 2005 and 2004.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	2006	2005	2004
Shares used in computing basic earnings per common share	10.4	10.2	10.1
Dilutive effect of stock options	.2	.3	.7
Shares used in computing diluted earnings per common share	10.6	10.5	10.8

Stock-Based Compensation

The Company uses a fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Stock options are valued using a fair-value-based option-pricing model and the fair value is recognized as an expense over the period in which the options vest. During the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective method. The Company previously adopted the fair value recognition provisions of SFAS 123 in 2003. For this change in accounting, the Company selected the “modified prospective method” under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS 148”). Under this method, the change was retroactive to January 1, 2003 and compensation cost recognized during 2003 is zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date.

SFAS 123(R) also requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital pool (“APIC pool”), available to absorb any tax deficiencies recognized after the adoption of SFAS 123(R). The Company has elected the alternative transition method, which includes a simplified calculation method, set forth in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”  to calculate its beginning APIC pool.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts payable, accrued and other liabilities, and debt approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) items under SFAS No. 130, “Reporting Comprehensive Income”, are transactions recorded in stockholders’ equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive loss are disclosed in the consolidated statements of income net of tax.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of 2007 and the Company is currently evaluating the impact of such adoption by assessing the existence of any potential liabilities for uncertain tax positions. If the Company is required to record a reserve for any contingent liabilities under FIN 48, the amount would be recorded as an adjustment to opening retained earnings as a cumulative effect of a change in accounting principle.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”  (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in the funded status in the year in which they occur. SFAS 158 is effective for financial statements issued for fiscal periods ending after December 15, 2006. The Company adopted SFAS 158 during December 2006. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for the first annual period ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 3—Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and eight additional communities in five Southern California counties. At December 31, 2006, real estate inventories aggregated 797 lots and homes, including 46 homes completed and unsold, and 14 homes completed and in escrow. Real estate inventories at December 31, 2006 includes $155.8 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”) Brightwater is planned for 356 homes as discussed below. In addition, real estate inventories includes approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes direct carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

The Brightwater planned community will offer a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,720 square feet to 4,140 square feet. The plan also includes 37 acres of open space and conservation area. With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company completed grading during October 2006, and is currently constructing infrastructure (sewer, water, storm drain, streets, utilities, etc.) Model home construction began in December 2006 for two of the four home products and in February 2007 for the additional two products. The Company expects to start selling homes during the summer of 2007 and begin delivering homes by the end of 2007. However, there can be no assurance in that regard, or as to the absence of further development or construction delay.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Certain information regarding interest follows (in millions):

	2006	2005
Capitalized interest, beginning of period	$6.1	$1.3
Interest incurred and capitalized	8.1	6.7
Charged to cost of sales	(4.0)	(1.9)
Capitalized interest, end of period	$10.2	$6.1

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

	2006	2005	2004
Balance Sheet Data:
Total assets	$9.5	$5.8	$5.4
Total liabilities	(2.2)	(.5)	(1.5)
Venturers’ capital	$7.3	$5.3	$3.9
Statement of Operations Data:
Revenues	$.8	$.7	$1.4
Expenses	(.5)	(.5)	(.7)
Net income	$.3	$.2	$.7

During 2006, 2005 and 2004, the Company received $200,000, $200,000, and $400,000, respectively, in aggregate cash distributions from the residential loan production partnership and $100,000 in 2004, from the completed San Diego area homebuilding joint venture.

Oxnard Land Development Joint Venture

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard limited liability company (“Oxnard LLC”). Hearthside Homes, Inc., the Company’s homebuilding subsidiary, is the managing member of the Oxnard LLC.

The Company currently expects the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 500 of the attached units could be developed on the 168 acres of optioned land that the Company currently expects the Oxnard LLC to purchase. The single-family detached product is currently expected to range from approximately 1,880 square feet to 3,850 square feet and the attached units are currently expected to range from approximately 1,030 square feet to 1,850 square feet. An independent market study as of August 2006 estimated average home prices for the project of approximately $665,800, or an average of $311 per square foot.

The option contracts give the Oxnard LLC two years, plus up to three additional years through the exercise of extensions, to complete entitlement activities before purchasing the land. The Oxnard LLC has the right to terminate these option agreements by forfeiting the cash deposits. The Oxnard LLC is striving to obtain approval of its plan from the Oxnard City Council in the second half of 2007 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the first quarter of 2008; however, delays could be encountered. If the Oxnard LLC completes the entitlement process in the time frame set forth above, and decides to build homes (rather than sell lots), most of the homes would be delivered between 2010 and 2012, based on current expectations and assumptions. The Oxnard LLC has exercised five six-month option extensions, extending the current closing date for the option contracts to August 2007, and there is one remaining six-month extension through February 2008.

The Oxnard LLC is funded by both of its members. Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have provided a second tier of additional capital contributions of $1 million each, as originally provided in the venture agreement. In addition, the members have agreed to provide an additional $325,000 each of temporary advances, as necessary, to complete the business plan. During the fourth quarter of 2005 and the year ended December 31, 2006, the members each contributed approximately $160,000 and $1.0 million, respectively.

In addition to the land purchase options for the project property, the Oxnard LLC holds a land purchase option which controls property which was expected to provide fill dirt for the project property. During February 2007, the Oxnard LLC agreed to sell the non-project land purchase option since the fill dirt is no longer required for the project. The sale for $1.8 million is contingent upon various closing conditions including feasibility studies, and is scheduled to close during the third quarter of 2007. Oxnard LLC expects to receive proceeds of approximately $1.5 million for this transaction after paying commissions and closing costs, and plans to utilize the proceeds to fund ongoing development costs.

The Company’s total investment in the venture as of December 31, 2006 is $1.7 million. The Company expects to make additional aggregate capital contributions of approximately $100,000 to the joint venture during 2007, bringing the Company’s total expected investment in the venture to $1.8 million. The amount of contributions could be substantially increased if the sale of the non-project land option is not completed as discussed above. After payment of a 10% preferred return on invested capital to the members, the first $8 million of profits are allocated 75% to the Company’s partner and 25% to the Company, and profits over $8 million and losses over $5 million are generally allocated on a 50/50 basis in accordance with the joint venture agreement. The first $5 million of losses are generally allocated 80% to the Company’s partner and 20% to the Company.

While the Company exerts a large degree of influence over the venture, the Company’s partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Note 5—Senior Secured Project Revolver

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

Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes sold. The initial borrowing base value of the Brightwater project was determined by an independent third-party appraisal of the project on an “as-is” basis as of July 6, 2006. Certain subsidiaries of the Company provided full unconditional guarantees. The Revolving Loan includes financial covenants which may limit the amount that may be borrowed. Outstanding advances bear interest at the Company’s option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points.

As of December 31, 2006, $18.3 million was outstanding under the Revolving Loan. The undrawn availability was $81.7 million, as limited by the borrowing base formulas. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the year ended December 31, 2006 was $217,000, at a weighted-average interest rate of 7.3%, which reflects the Company’s elected rate of LIBOR plus 2%.

Initial loan fees and closing costs of approximately $800,000 incurred for the Revolving Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of December 31, 2006, approximately $734,000 of deferred loan fees and closing costs related to the Revolving Loan are included in other assets.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including a leverage covenant and a minimum consolidated tangible net worth covenant. The Company is in compliance with these covenants as of December 31, 2006.

Note 6—Senior Secured Term Loan

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

As of December 31, 2006, $125 million was outstanding under the Term Loan. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the year ended December 31, 2006 was $3.1 million, at a weighted-average interest rate of 8.0%, which reflects the Company’s elected rate of LIBOR plus 2.75%.

Initial loan fees and closing costs of $2.3 million incurred for the Term Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of December 31, 2006, approximately $2.2 million of deferred loan fees and closing costs related to the Term Loan are included in other assets.

Under the Term Loan, the Company is required to comply with a number of covenants, including covenants related to  leverage, a minimum ratio of EBITDA to interest, and a minimum consolidated tangible net worth. The Company is in compliance with these covenants as of and for the year ending December 31, 2006.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since the Company does not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement, however, this was insignificant at December 31, 2006. The change in fair value of the interest rate swap agreement during the year ended December 31, 2006 was not material. The counterparties to the interest rate swap agreement are financial institutions.

Note 7—Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans secured by first trust deeds bear an interest rate of prime plus three-fourths percent (9% at December 31, 2006),  except for two new loan facilities created in September and December 2006 for the Rancho Santa Fe and Corona-Hellman projects, respectively, which bear interest at a rate of prime plus one-half percent (8.75% at December 31, 2006). Some of these loan facilities have a minimum interest rate ranging from 5.75% to 8.5%. During the year ended December 31, 2006, Hearthside Homes, Inc. entered into two new first trust deed loan facilities aggregating $23.8 million in conjunction with the acquisition and development of a total of 163 single family residential lots. The following amounts were available and outstanding under these loan facilities as of December 31, 2006 and 2005 ($ in millions):

	Amount	Number	Maturity	Outstanding at December 31,
	of Facility	of Lots	Date	2006	2005
First Trust Deeds
Rancho Santa Fe	$15.4	—	—	$—	$8.5
Lancaster	9.5	—	—	—	.2
Lancaster	1.0	—	—	—	1.0
Lancaster	10.5	—	—	—	3.6
Rancho Santa Fe	1.8	—	—	—	1.7
Rancho Santa Fe	10.4	6	2/13/07	3.8	—
Ontario	11.7	17	4/19/07	4.6	4.6
Corona-Chandler	14.8	21	4/26/07	.8	7.0
Corona-Chandler	1.9	4	4/26/07	1.9	1.8
Lancaster	17.7	74	7/1/07	2.2	3.1
Beaumont	20.7	87	8/17/07	10.7	7.6
Corona-Hellman	54.5	151	1/7/09	20.9	18.8
				$44.9	$57.9

During January and February 2007, the Rancho Santa Fe and both Corona-Chandler loans were repaid in full. The Ontario project debt which matures in April 2007 has an automatic six-month extension available.

Note 8—Other Liabilities

Other liabilities were comprised of the following as of December 31 (in millions):

	2006	2005
Accrued pensions and benefits	$4.1	$4.8
Home warranty reserves	2.4	2.1
Contingent indemnity and environmental obligations	1.4	1.5
Unamortized discount	(.4)	(.5)
	$7.5	$7.9

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

	2006	2005
Balance at beginning of period	$2.1	$1.6
Provision	.6	1.0
Payments	(.3)	(.5)
Balance at end of period	$2.4	$2.1

Note 9—Income Taxes

The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2006	2005	2004
Current taxes	$.3	$4.6	$1.5
Deferred taxes	3.6	12.6	3.1
Reversal of valuation allowances on deferred tax assets	—	(4.7)	—
Reduction in contingent tax liabilities	—	—	(.1)
	$3.9	$12.5	$4.5

The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2006	2005	2004
Provision for income taxes at statutory rate	$3.3	$14.5	$4.1
State income taxes, net	.6	2.4	.4
Reduction in contingent tax liabilities	—	—	(.1)
Reversal of valuation allowances on deferred tax assets	—	(4.7)	—
All other items, net	—	.3	.1
	$3.9	$12.5	$4.5

The tax provision for the year ended December 31, 2004 reflects a $400,000 benefit for a reduction in valuation allowance on post-Reorganization state net operating losses (“NOLs”). During the years ended 2005 and 2004, reductions in valuation allowance on federal pre-Reorganization NOLs of $38.5 million and $9.1 million, respectively, were recorded, as the Company determined that the utilization of these NOLs is “more likely than not” based on forecasted earnings. Pursuant to Fresh-Start Reporting, the reductions in valuation allowance related to pre-Reorganization NOLs were reflected by increasing the Company’s additional paid-in capital.

The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2006	2005
Deferred tax assets:
Accruals/reserves not deductible until paid	$3.7	$3.7
Accrued seller participation not deductible until paid	.8	.3
Net operating loss and alternative minimum tax credit carryforwards	45.1	45.1
State income tax provisions deductible when paid for federal tax purposes	.9	2.1
	50.5	51.2
Deferred tax liabilities:
Real estate inventories (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	15.8	15.8
Net deferred tax assets	$34.7	$35.4

The net deferred tax balance at December 31, 2006 and 2005 is primarily composed of federal NOL. As of December 31, 2004, the Company had established a valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties that precluded it from determining that it was “more likely than not” that the Company would be able to generate sufficient taxable income to realize such assets. Such uncertainties included the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. As a result of the California Coastal Commission’s approval of the Company’s development plan for Brightwater on April 14, 2005, the Company concluded that it is more likely than not that it will utilize all of its deferred tax assets, including NOLs, to offset future taxable income. Therefore, during the three months ended March 31, 2005, the Company recorded a reversal of valuation allowances on post-reorganization NOLs and other deferred tax assets of approximately $4.7 million, which is reflected in the 2005 tax benefit. Pursuant to Fresh Start Reporting, also during the three months ended March 31, 2005, a reversal of valuation allowance on federal Pre-reorganization NOLs of approximately $38.5 million was reflected by increasing the Company’s additional paid-in capital.

Pursuant to SFAS 123(R), the Company has elected to recognize stock option deductions on the tax law ordering method, which maximizes the realization of the stock option deductions in the current year. While the Company realized the majority of its current year stock option deductions, approximately $400,000 of unrealized tax benefits related to stock option deductions are not reflected in the consolidated financial statements. Upon realization of the tax benefits, the Company will increase its additional paid-in capital.

The federal NOLs available as of December 31, 2006 are approximately $127 million. The amount of NOLs which expire if not utilized is zero for 2007 and 2008 and $9 million, $49 million, $42 million and $27 million for 2009, 2010, 2011 and thereafter, respectively.

Upon completion of the 1997 Recapitalization, the Company experienced an “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) as a result of the increase in the percentage of the Company’s stock by value held by certain persons (including creditors who exchanged debt for stock) of more than 50 percentage points at any time during a three-year period. Subsequent to an ownership change, the Company’s annual use of its NOLs is generally limited to the value of the Company’s equity immediately before the ownership change multiplied by the long-term tax-exempt rate. However, Section 382(l)(5) of the Code, the “bankruptcy exception,” provides that if the ownership change occurs through a bankruptcy, such as the Company’s Recapitalization which utilized a prepackaged plan, and if the continuing shareholders and “qualifying creditors” before the ownership change own at least

50% of the Company’s stock after the ownership change, the general limitations of Section 382 will not apply. “Qualifying creditors” generally must have held their debt at least 18 months before the prepackaged plan was filed on July 14, 1997, or the debt must have arisen in the ordinary course of the Company’s business.

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

In October 1999, in response to an unsolicited written consent from a majority of its stockholders, the Company amended its certificate of incorporation in order to preserve the ability of the Company to utilize federal NOLs. Since the Company’s use of its NOLs may be severely restricted if it experiences an ownership change of more than 50%, the Company’s majority stockholders requested that the Board of Directors enact the amendments, which have been determined to be in the best interest of the Company and its stockholders. The amendments prohibit future purchases of the Company’s common stock by persons who would become new 5% holders, and also prohibit current holders of over 5% from increasing their positions, except in certain permissible circumstances which would not jeopardize the Company’s ability to use its NOLs. While these amendments reduced the Company’s risk of an ownership change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an ownership change could result from the sale of shares by existing 5% stockholders. The Company’s Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company’s common stock and authorizes such transactions which are not expected to jeopardize the Company’s ability to use its NOLs. The Code generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 35% as of February 28, 2007, as computed in accordance with Section 382.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $127 million of NOLs. While the Company remains subject to the Internal Revenue Code’s section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the recent commencement of construction at Brightwater, and the related built-in-gain of the project,  the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes”, (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of 2007 and is currently evaluating the impact of such adoption by assessing the existence of any potential liabilities for uncertain tax positions. If the Company is required to record a reserve for any contingent liabilities under FIN 48, the amount would be recorded as an adjustment to beginning retained earnings as a cumulative effect of a change in accounting principle.

Note 10—Minority Interest

In April 2003, the Company entered into a Limited Liability Company (“Chino LLC”) joint venture agreement for the purpose of designing, constructing and selling 77 homes in Chino, California. The Chino LLC acquired the 77 lots in May 2003 and delivered 65 homes during 2004 and the remaining 12 homes during 2005. Hearthside Homes, Inc. (one of the Company’s principal subsidiaries) is the managing member of the Chino LLC, manages its operations and contributed capital of approximately $400,000 (approximately 10%) to the venture. Minority interest represents the non-managing member’s equity interest in the venture including a capital contribution of approximately $4.0 million (approximately 90%), net of distributions and as adjusted for the member’s allocation of profits and losses. Profits and losses are generally allocated 50% to each member, after a 10% preferred return on invested capital. During the year ended December 31, 2004, capital distributions of approximately $7.6 million were made to the non-managing member, repaying all of its initial capital contribution, plus all $600,000 of accumulated preferred return and $3.1 million in profit distributions, in conjunction with the delivery of the first 65 homes. During the year ended December 31, 2005, additional distributions of $675,000 were made to the non-managing member and the Company recorded minority interest in income of consolidated joint venture of $400,000, net of income tax benefit of $200,000. During the year ended December 31, 2006, distributions of $250,000 were made to the non-managing member.

Note 11—Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2006, the Company has one consolidated $25,000 land option deposit.

The Company’s homebuilding subsidiary, Hearthside Homes, Inc., is the managing member of a joint venture to develop land in the City of Oxnard in Ventura County, California. Hearthside Homes, Inc., and the non-managing member have provided first and second tier contributions and temporary advances to fund the business plan. The Company expects to make additional net aggregate temporary advances of approximately $100,000 to the joint venture during the next 12 months, bringing the Company’s total expected investment in the venture to $1.8 million. See Note 4 for additional discussion of the terms of the joint venture agreement.

The Company had outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at

December 31, 2006. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings

There are various lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

Golden State Water

On December 14, 2006 Golden State Water Company filed a complaint in Orange County Superior Court (the “Court”) against the City of Huntington Beach (the “City”) and two of the Company’s subsidiaries seeking compensatory and punitive damages from Huntington Beach and the Company’s subsidiaries. Golden State’s claims relate to alleged breaches of agreements between Golden State and the City, and alleged interference with such agreements by two of the Company’s subsidiaries.

Golden State also filed a motion for a preliminary injunction to stop the City of Huntington Beach from providing water to the Company’s Brightwater residential development project on the Bolsa Chica mesa. On January 22, 2007, the Court denied Golden State’s motion for a preliminary injunction. The Court indicated that an injunction was not appropriate because monetary damages would be an adequate remedy if the plaintiff prevails on the merits of their case at trial. No trial date has been set at this time, and the Company, on the advice of legal counsel, believe that there are strong arguments against Golden State’s position.

California Department of Toxic Substances Control

On October 13, 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against our Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California. The DTSC’s complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site HRC remediated and, therefore, it should not be part of the same “site” as the contaminated residential properties. Furthermore, HRC has also disputed such charges due to the fact that DTSC did not present its bill in accordance with the requirements of the applicable law. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s approximately $1.0 million of claims related to these residential properties.

See Note 8 for a discussion of other contingencies.

Lease Obligations

For the years ended December 31, 2006, 2005 and 2004, the Company incurred rents for corporate facilities of approximately $243,000, $219,000 and $166,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 are approximately $312,000, $326,000, $340,000, $353,000, and $367,000, respectively. Thereafter such amounts are zero.

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

Note 12—Retirement Plans

The Company adopted a retirement savings plan effective January 1, 2000 pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. Prior to January 1, 2000, the Company participated in a similar plan sponsored by a former affiliate. All participants in the previous plan were allowed to transfer their balances to the Company-sponsored plan effective January 1, 2000. The new plan provides for certain matching contributions paid in cash by the Company to non-highly compensated employees, as defined in the Code. Plan participants are immediately vested in their own contributions, while Company contributions vest over a 6-year period. For the years ended December 31, 2006, 2005, and 2004, the Company’s contributions to the 401(k) plan were not material.

The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2006	2005	2004
Service cost	$—	$—	$—
Interest cost	.3	.4	.4
Expected return on assets	(.3)	(.4)	(.3)
Net amortization and deferral	.1	.1	.1
Net periodic pension expense	$.1	$.1	$.2

The Company estimates that net periodic pension cost for 2007 will approximate the amounts for 2006.

The development of the projected benefit obligation for the plan at December 31, 2006 and 2005 is based on the following assumptions:

	2006	2005
Measurement date	12/31/06	12/31/05
Discount rate	5.75%	5.50%
Expected long-term rate of return	8.00%	8.00%

During 2006, the assumption regarding long-term return on plan assets was 8%, unchanged from the prior year. The Company considers both historical and expected long-term rates to determine its assumption. The historical rate of returns over the past 10 years and five years were approximately 9.9% and 8.1%, respectively. The currently expected long-term rates of return on bonds and equities are approximately 8.1% and 7.6%, respectively.

Plan asset information:

	Target Allocation 2007	Allocation 2006	Allocation 2005
Equity securities	100%	100%	100%
Debt securities	0%	0%	0%
Cash	0%	0%	0%

The funded status and accrued pension cost at December 31, 2006 and 2005 for the defined benefit retirement plan were as follows (in millions):

	2006	2005
Benefit obligation:
Benefit obligation at beginning of year	$6.5	$6.7
Service cost	—	—
Interest cost	.3	.3
Actuarial loss	—	.1
Change in assumptions	—	—
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	(.1)
Benefit obligation at end of year	$6.2	$6.5
Plan assets:
Fair value of plan assets at end of prior year	$4.3	$4.5
Net return on plan assets	.7	.2
Assets contributed to plan	.2	.2
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	(.1)
Fair value of plan assets at end of year	$4.6	$4.3
Funded status	$(1.7)	$(2.2)
Unrecognized net actuarial loss	2.5	3.0
Prepaid benefit cost	.8	.8
Additional minimum liability charged to other comprehensive loss	(2.5)	(3.0)
Accrued benefit liability	$(1.7)	$(2.2)

The Company estimates that benefit payments will be approximately $500,000 for each of the next five years, and an aggregate of $2.5 million for the five fiscal years thereafter. The Company estimates that it will contribute approximately $200,000 to the plan in 2007.

The $1.5 million and $1.8 million balance of accumulated other comprehensive loss as of December 31, 2006 and 2005, respectively, reflects the additional minimum liability of $2.5 million and $3.0 million, respectively, net of prepaid pension costs. The amount of the accrued benefit liability is reflected in other liabilities.

Note 13—Stockholders’ Equity

Common Stock

During October 1999, pursuant to an unsolicited written consent from a majority of the Company’s stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, (“Excess Stock”) to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company’s Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company’s ability to use its $127 million of NOLs (see Note 9). While these amendments reduced the Company’s risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. The Company’s Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company’s common stock and authorizes such transactions which are not expected to jeopardize the Company’s ability to use its NOLs.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $127 million of NOLs. While the Company remains subject to the Internal Revenue Code’s section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the recent commencement of construction at Brightwater, and the related built-in-gain of the project,  the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

At the May 2000 Annual Meeting, the Company’s shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares. At the May 2004 Annual Meeting, the Company’s shareholders approved an increase in authorized shares of both Common and Excess Stock from 11,000,000 shares to 13,500,000 shares.

During the year ended December 31, 2006, certain directors, officers and employees exercised options to purchase 689,996 shares of the Company’s common stock at a price of $4.50 per share in accordance with the Company’s 1993 Stock Option/Stock Issuance Plan (“1993 Plan”). In addition, during the year ended December 31, 2006, a director exercised options to purchase 2,500 shares of the Company’s common stock at an average price of $27.57 per share in accordance with the Company’s 1993 Plan. These stock option exercises increased cash and additional paid-in capital by $3.2 million. Stockholders equity also reflects an income tax benefit of $3.1 million (which was credited to additional paid-in capital) related to the issuance of common stock upon exercise of stock options during the year ended December 31, 2006.

A special dividend of $12.50 per share, totaling $135.7 million, was paid to the holders of the Company’s common stock on September 28, 2006. This special dividend reduced additional paid-in capital by $135.7 million and was funded primarily by borrowings under the $125 million Senior Secured Term Loan described in Note 6.

Note 14—Stock Plan

1993 Stock Option/Stock Issuance Plan

The 1993 Stock Option/Stock Issuance Plan (“1993 Plan”) was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board of Directors (the “Board”). On April 28, 1997, in connection with the Recapitalization, a new class of Common Stock replaced the Series A Preferred Stock and Class A Common Stock, and the Compensation Committee of the Board authorized the grant of stock options for 759,984 shares, equivalent at that time to 6% of the Company’s fully diluted equity, for certain directors and officers. At the May 2004 and June 2006 stockholder meetings, the stockholders of the Company authorized an additional 150,000 and 250,000 stock options, respectively, for the 1993 Plan, resulting in total authorized grants of 1,159,984.

During 2004, options for 20,000 shares were issued to a Director at an exercise price of $10.90 and vesting was accelerated to make the options currently exercisable. The Company granted 10,000 options in each of the years ended December 31, 2006 and 2005, with a fair value of $90,000 and $104,000, respectively. Each grant vests 50% after one year and 100% after two years, and the options have a term of 10 years. The Company recognizes compensation expense for stock options with graded vesting on a straight-line basis over the requisite service period for each portion of the stock option grant. Pursuant to SFAS 123 and SFAS 123(R), the Company recorded $75,000, $36,000 and $271,000 of compensation expense during the years ended December 31, 2006, 2005 and 2004, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s stock option plan for the years ended December 31, 2006, 2005 and 2004 follows:

	2006				2005			2004
	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Outstanding, beginning of period	699,996	$4.89			719,996	$4.68		754,996	$4.50
Granted	10,000	$34.62			10,000	$31.92		20,000	$10.90
Exercised	(692,496)	$4.58			(30,000)	$8.77		(55,000)	$4.50
Outstanding, December 31	17,500	$21.58	(a)	9.1 years	699,996	$4.89	2.7 years	719,996	$4.68	3.5 years
Fully vested and exercisable at December 31	2,500	$24.57	(a)	8.6 years	689,996	$4.50	2.6 years	719,996	$4.68	3.5 years
Available for future grants at December 31	364,988				124,988			134,988

(a)           Adjusted for special dividend of $12.50

As of December 31, 2006, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 9.1 years. All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at December 31, 2006 was insignificant.

The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Similar to SFAS 123, which the Company adopted in 2003, SFAS 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. For tax purposes, the Company expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when stock options are exercised. SFAS 123(R) requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123(R) and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, “Accounting for Income Taxes”. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (“APIC Pool”), as defined pursuant to SFAS 123(R). The Company is required to assess whether there is an available APIC Pool when the stock options are exercised or expire.

SFAS 123(R) also amends SFAS 95, “Statement of Cash Flows”, to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

In addition, SFAS 123(R) requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital pool (“APIC pool”), available to absorb any tax deficiencies recognized after the adoption of SFAS 123(R). The Company has elected the alternative transition method, which includes a simplified calculation method, set forth in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” to calculate its beginning APIC pool.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term in 2006 was determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company’s stock in accordance with guidance provided in SFAS 123(R) and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

The weighted-average assumptions used for stock option grants in December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Risk-free interest rate	5.0%	4.1%	3.6%
Expected life (in years)	4	4	4
Expected volatility	28.0%	35.0%	40.0%
Expected dividends	None	None	None

Note 15—Unaudited Quarterly Financial Information

The following is a summary of quarterly financial information for 2006 and 2005 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2006
Revenues	$27.9	$18.8	$24.8	$24.2	$95.7
Cost of sales	23.2	15.6	21.4	21.9	82.1
Gross operating profit	4.7	3.2	3.4	2.3	13.6
Net income	1.9	1.2	1.3	1.2	5.6
Other comprehensive income (loss)	—	—	—	.3	.3
Earnings per common share—basic	$.19	$.12	$.12	$.11	$.54
Earnings per common share—diluted	$.18	$.11	$.12	$.11	$.53
Weighted-average common shares outstanding:
Basic	10.2	10.2	10.5	10.9	10.4
Diluted	10.5	10.5	10.7	10.9	10.6

	First		Second	Third	Fourth		Full Year
2005
Revenues	$6.5		$3.1	$24.4	$95.5	(a)	$129.5
Cost of sales	4.8		2.2	19.5	55.0		81.5
Gross operating profit	1.7		.9	4.9	40.5		48.0
Net income	4.7	(b)	—	1.7	22.0		28.4
Other comprehensive income (loss)	.9		—	—	(.1)		.8
Earnings per common share—basic	$.46		$—	$.17	$2.15		$2.78
Earnings per common share—diluted	$.43		$—	$.16	$2.11		$2.70
Weighted-average common shares outstanding:
Basic	10.2		10.2	10.2	10.2		10.2
Diluted	10.9		10.9	10.5	10.5		10.5

(a)           The Company recorded revenues of $66.8 million from non-residential land sales at Bolsa Chica in the fourth quarter of 2005.

(b)          Net income for the first quarter of 2005 reflects a tax benefit of $4.7 million for the reversal of valuation allowances on post reorganization NOLs described in Note 9.