Form 10-Q
period 2007-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2007-05-09
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(949) 250-7700
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed from last report)

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2007 10,855,963 shares of Common Stock par value $.05 per share were outstanding.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors” set forth below, as well as the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K for the year ended December 31, 2006. You should also read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$8.7	$10.6
Short-term investments	—	.5
Restricted cash	13.6	14.6
Real estate inventories	268.0	264.8
Deferred tax assets	33.4	34.7
Other assets	5.7	7.1

	$329.4	$332.3
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$10.2	$13.1
Senior secured project revolver	27.7	18.3
Senior secured term loan	125.0	125.0
Other project debt	41.8	44.9
Other liabilities	7.5	7.5

Total liabilities	212.2	208.8

Commitments and contingencies

Stockholders’ equity:
Common stock—$.05 par value; 13,500,000 shares authorized; 10,855,963 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.2	62.3
Retained earnings	59.0	62.2
Accumulated other comprehensive loss	(1.5)	(1.5)
Total stockholders’ equity	117.2	123.5

	$329.4	$332.3

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Homebuilding	$12.2	$27.9

Cost of sales:
Homebuilding	11.4	23.2
Loss on impairment of real estate inventories	4.0	—
	15.4	23.2
Gross operating (loss) profit	(3.2)	4.7

Selling, general and administrative expenses	1.7	1.7
Other expense (income), net	.1	(.3)

(Loss) income before income taxes	(5.0)	3.3

(Benefit) provision for income taxes	(2.0)	1.4

Net (loss) income	$(3.0)	$1.9

Net (loss) earnings per common share:

Basic	$(.28)	$.19
Diluted	$(.28)	$.18

Common equivalent shares:

Basic	10.9	10.2
Diluted	10.9	10.5

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(3.0)	$1.9
Adjustments to reconcile net (loss) income to cash used in operating activities:
Stock-based compensation expense	—	.1
Deferred taxes	(2.0)	.9
Gains on sales of real estate inventories	(0.8)	(4.7)
Loss on impairment of real estate inventories	4.0	—
Proceeds from real estate sales, net	11.7	27.7
Investments in real estate inventories	(18.1)	(23.5)
Changes in assets and liabilities:
Decrease in other assets	1.5	.1
Decrease in accounts payable, accrued and other liabilities	(2.9)	(5.3)

Cash used in operating activities	(9.6)	(2.8)

Cash flows from investing activities:
Sales of short-term investments	.5	26.5
Purchases of short-term investments	—	(18.7)
Investments in unconsolidated joint ventures	(.1)	(.1)
Decrease in restricted cash	1.0	—

Cash provided by investing activities	1.4	7.7

Cash flows from financing activities:
Borrowings of senior secured project revolver	9.4	—
Borrowings of other project debt	5.3	1.2
Repayments of other project debt	(8.4)	(8.9)
Minority interest distributions	—	(.3)

Cash provided by (used in) financing activities	6.3	(8.0)

Net decrease in cash and cash equivalents	(1.9)	(3.1)
Cash and cash equivalents - beginning of period	10.6	7.7

Cash and cash equivalents - end of period	$8.7	$4.6

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.2	$4.6
Cash paid during the period for interest	$2.5	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Intercompany accounts and transactions have been eliminated.

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

Note 2 - Significant Accounting Policies

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Minority interest represents the equity interest of our joint venture partner for one consolidated venture and is further described in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Real Estate

Real estate inventories primarily consist of homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties depend upon future economic and market conditions, and the availability of financing.

The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”) which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

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

During the first quarter of 2007, the Company recorded an impairment charge of $4.0 million related to its real estate inventories for the remaining 87 homes at its Woodhaven project in Beaumont, California. To date, the Company has not recorded impairment charges for its other projects primarily because most of its lot acquisitions were negotiated prior to 2005 (thus reflecting less expensive land prices and benefiting from home price appreciation during 2005 that exceeded the decline in home prices during 2006 and the first quarter of 2007). However, as required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three months ended March 31, 2006, the average market price of the Company’s common stock exceeded the exercise price of approximately 700,000 outstanding stock options. Therefore, diluted earnings per share for the 2006 period includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	March 31,
	2007	2006
Shares used in computing basic earnings per common share	10.9	10.2
Dilutive effect of stock options	—-	.3
Shares used in computing diluted earnings per common share	10.9	10.5

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes”, (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  The Company adopted FIN 48 during the first quarter of 2007 and recorded a net reduction to deferred tax assets of $3.3 million. This reduction was recorded as an adjustment to retained earnings as of January 1, 2007 as a cumulative effect of a change in accounting principle.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157 and provides entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 3 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and seven additional communities in four Southern California counties.  At March 31, 2007, real estate inventories aggregated 782 lots and homes, including 35 homes completed and unsold, and 15 homes completed and in escrow. Real estate inventories at March 31, 2007 included $167.1 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”). Brightwater is under development for 356 homes as discussed below. In addition, real estate inventories include approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

The Brightwater planned community will offer a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,140 square feet.  The plan also includes 37 acres of open space and conservation area.  With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities.  In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company completed grading during October 2006, and is currently constructing infrastructure (sewer, water, storm drain, streets, utilities, etc.) Model home construction began in December 2006 for two of the four home products and construction for the additional two products began during the first quarter of 2007. The Company expects to start selling homes during the summer of 2007 and begin delivering homes by the end of 2007.  However, there can be no assurance in that regard, or as to the absence of further development or construction delay.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	March 31,
	2007	2006

Capitalized interest, beginning of period	$10.2	$6.1
Interest incurred and capitalized	4.1	1.1
Charged to cost of sales	(0.6)	(1.1)
Capitalized interest, end of period	$13.7	$6.1

Note 4 — Senior Secured Project Revolver

On September 15, 2006, the Company entered into a three-year, $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and agent for several other lenders (the “Revolving Loan”).

The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company’s material subsidiaries. The Revolving Loan will fund the first $100 million of development and construction costs for the project. At the end of the second year of the term of this facility and each subsequent quarter, the commitment amount will decrease by $25 million until the commitment under the Revolving Loan is reduced to zero by the final maturity date, September 15, 2009. The Revolving Loan is also subject to earlier commitment reductions based on 40% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter.

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

As of March 31, 2007, $27.7 million was outstanding under the Revolving Loan. The undrawn availability was $72.3 million, as limited by the borrowing base formulas. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly.  Interest incurred on the Revolving Loan for the three months ended March 31, 2007 was $500,000, at a weighted-average interest rate of 7.32%, which reflects the Company’s elected rate of LIBOR plus 2%.

Initial loan fees and closing costs of approximately $800,000 incurred for the Revolving Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of March 31, 2007, approximately $666,000 of deferred loan fees and closing costs related to the Revolving Loan are included in other assets.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including a leverage covenant and a minimum consolidated tangible net worth covenant. The Company is in compliance with these covenants as of March 31, 2007.

Note 5 — Senior Secured Term Loan

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

As of March 31, 2007, $125 million was outstanding under the Term Loan. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three months ended March 31, 2007 was $2.6 million, at a weighted-average interest rate of 8.07%, which reflects the Company’s elected rate of LIBOR plus 2.75%.

Initial loan fees and closing costs of $2.3 million incurred for the Term Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of March 31, 2007, approximately $2.1 million of deferred loan fees and closing costs related to the Term Loan are included in other assets.

Under the Term Loan, the Company is required to comply with a number of covenants, including covenants related to  leverage, a minimum ratio of EBITDA to interest, and a minimum consolidated tangible net worth. The Company is in compliance with these covenants as of March 31, 2007.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since the Company does not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement, however, this was insignificant at March 31, 2007. The change in fair value of the interest rate swap agreement during the three months ended March 31, 2007 was not material. The counterparties to the interest rate swap agreement are financial institutions.

Note 6 — Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks.  These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes.  Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans are secured by first trust deeds and bear an interest rate of prime plus three-fourths percent (9% at March 31, 2007), except for one loan facility for the Corona-Hellman project which bears interest at a rate of prime plus one-half percent (8.75% at March 31, 2007). These loan facilities have a minimum interest rate ranging from 5.75% to 7.5%. During the three months ended March 31, 2007, Hearthside Homes, Inc. did not enter into any new loan facilities.  The following amounts were available and outstanding under these loan facilities as of March 31, 2007 and December 31, 2006 ($ in millions):

				Outstanding at
	Amount	Number	Maturity	March 31,	December 31,
	of Facility	of Lots	Date	2007	2006

Rancho Santa Fe	$10.4	—	—	$—	$3.8
Corona-Chandler	14.8	—	—	—	.8
Corona-Chandler	1.9	—	—	—	1.9
Lancaster	17.7	72	7/1/07	4.2	2.2
Beaumont	20.7	87	8/17/07	12.5	10.7
Ontario	11.7	15	10/19/07	3.7	4.6
Corona-Hellman	54.5	151	1/7/09	21.4	20.9

				$41.8	$44.9

Note 7 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	March 31,	December 31,
	2007	2006
Accrued pensions and benefits	$4.1	$4.1
Home warranty reserves	2.4	2.4
Contingent indemnity and environmental obligations	1.4	1.4
Unamortized discount	(.4)	(.4)
	$7.5	$7.5

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

	Three Months Ended
	March 31,
	2007	2006

Balance at beginning of period	$2.4	$2.1
Provision	.1	.2
Payments	(.1)	(.1)
Balance at end of period	$2.4	$2.2

Note 8 - Income Taxes

The following is a summary of the tax (benefit) provision:

	Three Months Ended
	March 31,
	2007	2006
Current taxes	$—	$.5
Deferred taxes	(2.0)	.9
(Benefit) provision for income taxes	$(2.0)	$1.4

The net deferred tax balance at March 31, 2007 and 2006 is primarily composed of federal net operating losses (“NOLs”).  The Company has concluded that it is “more likely than not” that the Company will be able to generate sufficient taxable income to realize such assets. Therefore, the Company has no valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties. Such uncertainties included the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets.

The federal NOLs available as of March 31, 2007 were approximately $134 million. The amount of federal NOLs which expire if not utilized is zero for 2007 and $3 million, $11 million, $49 million, $42 million, and $29 million for 2008, 2009, 2010, 2011 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.18% as of April 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company believes it has net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that the Company is able to recognize these gains within the five-year time limitation. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 35% as of April 30, 2007, as computed in accordance with Section 382.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $134 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of construction at Brightwater in 2006, and the related built-in-gain of the project,  the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

Pursuant to SFAS 123(R), the Company has elected to recognize stock option deductions on the tax law ordering method, which maximizes the realization of the stock option deductions in the current year. While the Company realized the majority of its 2006 stock option deductions, approximately $400,000 of unrealized tax benefits related to stock option deductions are not reflected in the consolidated financial statements. Upon realization of the tax benefits, the Company will increase its additional paid-in capital.

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. There have been no changes to this amount during the quarter ended March 31, 2007. Of the Company’s unrecognized tax benefits of $5.1 million at March 31, 2007, $200,000 would decrease the Company’s effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as general and administrative expenses. As of March 31, 2007, the Company has not recorded any interest or penalties related to unrecognized tax benefits.

The tax years 2003-2006 remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The Company has utilized NOLs generated between 1990 and 1994 to offset taxable income in those years and expects to utilize NOLs generated between 1994 and 1997 and in 1999 and 2006 in future years.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.  As of March 31, 2007 and December 31, 2006, the Company has one consolidated $25,000 land option deposit.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at March 31, 2007.  The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Oxnard LLC is funded by both of its members. Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have provided a second tier of additional capital contributions of $1 million each, as originally provided in the venture agreement. In addition, the members have provided an additional $325,000 each of temporary advances to complete the business plan. During the first quarter of 2007, the members each contributed approximately $100,000 to the Oxnard LLC.

In addition to the land purchase options for the project property, the Oxnard LLC held a land purchase option which controlled property which was expected to provide fill dirt for the project property.  On April 16, 2007, the Oxnard LLC sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard LLC received net proceeds of approximately $700,000 in cash and a $1.0 million note receivable due July 20, 2007 for this transaction. After paying the balance of commissions and closing costs of $100,000, Oxnard LLC plans to utilize the proceeds to fund ongoing development costs.

The Company’s total investment in the Oxnard LLC as of March 31, 2007 is $1.8 million. The Company expects to make additional aggregate capital contributions of approximately $100,000 to the Oxnard LLC during the remaining nine months of 2007, bringing the Company’s total expected investment to $1.9 million. During the first half of 2008, the Company expects to make additional aggregate capital contributions of approximately $650,000 to $800,000. The amount of contributions could be substantially increased if the note receivable is not collected as discussed above.

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

Golden State Water

On December 14, 2006 Golden State Water Company (“Golden State”) filed a complaint in Orange County Superior Court (the “Court”) against the City of Huntington Beach (the “City”) and two of the Company’s subsidiaries claiming alleged breaches of contract.

Following the Court’s denial of Golden State’s motion for a preliminary injunction and the Court’s ruling on Defendants’ demurrer motion, the Company’s subsidiaries and the City reached a preliminary agreement to settle this claim, pursuant to which the Company’s subsidiaries will pay an immaterial amount to Golden State.  The Company’s subsidiaries and the City did not admit fault or liability with respect to Golden State’s claims, but agreed to settle the matter to avoid the continued cost and uncertainty of litigation. This agreement remains subject to negotiation of a definitive settlement agreement, and there can be no assurances that such agreement will be finalized.

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

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site that HRC remediated. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. The Company’s subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC’s approximately $1.0 million of claims related to these residential properties.

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

Note 10 - Stock Plan

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

The Company did not grant any options during the first quarter of 2007. The Company granted 2,500 options during the three months ended March 31, 2006, with a fair value of $24,000. The grant vests 50% after one year and 100% after two years, and the options have a term of 10 years. Pursuant to SFAS 123 and SFAS 123(R), the Company recorded $38,000 and $16,000 of compensation expense during the three months ended March 31, 2007 and 2006, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 Plan for the three months ended March 31, 2007 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58
Granted	—	$—
Exercised	—	$—

Outstanding, March 31	17,500	$21.58	8.85 years

Fully vested and exercisable at March 31	10,000	$22.15	8.48 years
Available for future grants at March 31	361,733

As of March 31, 2007, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 8.85 years.  All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at March 31, 2007 was insignificant.

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

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the “Option Model”).  The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards.  The Company’s estimate of expected term in 2006 was determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan.  The expected volatility assumption used in the Option Model is based on historical volatility of the Company’s stock in accordance with guidance provided in SFAS 123(R) and SAB 107.  The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

The weighted-average assumptions used for stock option grants during the three months ended March 31 follows:

	2007	2006
Risk-free interest rate	n/a	4.6%
Expected life (in years)	n/a	4
Expected volatility	n/a	21.0%
Expected dividends	None	None

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of California Coastal Communities, Inc.

We are a residential land development and homebuilding company with properties owned or controlled in five Southern California counties (Los Angeles, Orange, Riverside, San Bernardino and Ventura). Our principal activities include:

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

However, we may also consider other strategic opportunities; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

Our total revenues for the three months ended March 31, 2007 and 2006 were $12.2 million and $27.9 million, respectively. For the three months ended March 31, 2007 and 2006, we delivered 15 and 49 homes, respectively. Our total assets as of March 31, 2007 and December 31, 2006 were $329.4 million and $332.3 million, respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,000 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q, which provided $125 million to fund the $12.50 special dividend to our stockholders on September 28, 2006 that is described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, we had $194.5 million of debt against $117.2 million of book equity and a $220.3 million equity market capitalization.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614.  Our website address is http://www.californiacoastalcommunities.com and our telephone number is (949) 250-7700. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Copies of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. In addition, at our website we post current versions of or code of ethics, audit committee charter and nominating committee charter.

Outlook

Our homebuilding outlook varies significantly between the high-end coastal location of our Brightwater project in Huntington Beach and our “affordable” home projects in the Inland Empire and Lancaster.  Conditions in these affordable markets continue to be very challenging. We expect these conditions to continue for most of 2007 and we may not be able to generate sufficient gross operating profits during the second and third quarters of 2007 to cover our selling, general and administrative expenses.

Based on input from realtors and fellow homebuilders, as well as reports in the press, it appears that high-end coastal markets are continuing to report steady sales and increasing prices. Therefore, we are optimistic about our Brightwater project and, given Brightwater’s superior location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market, we believe the project creates a unique future opportunity.  We are planning to complete model homes for two of our four products and open Brightwater for sale this summer.  We anticipate first deliveries in the fourth quarter of 2007 which should generate significant gross operating profits.

The housing market downturn that began in 2006 continued into the first quarter of 2007 and is expected to continue throughout the year. The sustained softness in the housing market was compounded by recent difficulties in the subprime lending industry and the resulting tightening of credit available to homebuyers.  During the first quarter of 2007, net new orders decreased to 13 homes compared with 29 homes during the comparable period of 2006. Cancellations as a percentage of new orders were 32% during the first quarter of 2007, compared with approximately 29% during the comparable period of 2006 and 41% for the fourth quarter of 2006. At the same time, backlog as of March 31, 2007 decreased to 15 homes compared with 60 homes as of March 31, 2006 due to fewer homes in backlog at the prior period end and reduced sales activity during the first quarter of 2007.

This slowdown reflects an overall softening of demand for new homes, as well as an oversupply of homes available for sale. We attribute the reduction in demand to reduced affordability of new homes due to rapid price increases between 2002 and 2005 and declines in consumer confidence related to concerns on the part of prospective home buyers about the future direction of home prices, and their ability to obtain financing and sell existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and start few homes without having a signed agreement of sale. However, as of March 31, 2007 we had standing inventory of 35 homes compared with 46 homes at December 31, 2006 and two homes as of March 31, 2006.

We have also been impacted by an overall increase in the supply of homes available for sale in our markets as certain large homebuilders continue to build product in excess of current demand and as speculators attempt to sell the homes they previously purchased. At the same time, many of the large national homebuilders operating in our markets are aggressively attempting to reduce their inventories by offering incentives and/or lowering prices, leading to lower gross margins on home sales. We will continue to assess our owned land position to identify those assets that should be reduced or repositioned. Additionally, our strategy is to adjust our cost structure to today’s market conditions by rebidding subcontracts and materials in line with reduced demand, all in an effort to partially offset our declining margins.

Despite this slowdown, we continue to remain cautiously optimistic about the future growth of our business given the potential of our Brightwater project. The long-term outlook for homebuilding in Southern California remains strong due to the continuing regulation-induced constraints on lot supplies. We have traditionally employed a conservative approach to managing our real estate inventories and believe we are well-positioned to withstand the effects of the market downturn as it continues to unfold.  We do not presently expect that current weaknesses in the homebuilding market will significantly impact our Brightwater project given the site’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market.

There can be no assurance regarding the duration of the current slowdown of the Southern California residential real estate market.  In particular, (i) the recent difficulties in the subprime lending industry, (ii) the significant increases in home prices between 2002 and 2005 and the related decline in the affordability of new homes in Southern California, (iii) the decline in consumer confidence with respect to the housing market, (iv)  the state of the national economy, increases in interest rates by the Federal Reserve Board between mid-2004 and 2006 and the possibility of a recession in the future, and (v) the continued threat of inflation and potential for further increases in interest rates by the Federal Reserve Board, collectively may exert recessionary pressures on the Southern California economy and may have further negative impacts on the Southern California housing market.

In response to slower sales and to remain competitive in our markets, we are offering more incentives and some price reductions, and we have determined that the construction start for the 73-unit Lancaster II project, which has no recorded loan, will be deferred until sales activity improves.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Orange County in the Huntington Beach area;

•                  Riverside County near the cities of Corona and North Corona, and in the City of Beaumont;

•                  San Bernardino County in the City of Ontario; and

•                  Northern Los Angeles county in the City of Lancaster.

We completed grading our Brightwater development project in Orange County during October 2006 and plan to process permits for seven homes on adjacent parcels in the City of Huntington Beach, which would bring the total unit count up to 356. The following chart describes our current projects, their location and our lot inventories as of March 31, 2007:

Project	Location	3/31/07 Lot Inventory

Orange County:
Brightwater	Bolsa Chica	356

Inland Empire:
Chandler Ranch	North Corona	22
Alisal at Ontario	Ontario	15
Woodhaven	Beaumont	87
Hearthside Lane	Corona	151
	Subtotal — Inland Empire	275

Lancaster:
Alisal at Lancaster	Lancaster	6
Lancaster II	Lancaster	73
Quartz Hill	Lancaster	72
	Subtotal — Lancaster	151

	Total — All Projects	782

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2010.  Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The 110-acre Bolsa Chica upper mesa is the largest property in our portfolio, representing approximately 51% of our total assets as of March 31, 2007. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings on the Bolsa Chica mesa include 68 acres of developable land on the upper mesa currently under development for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, and five acres in the City of Huntington Beach which are currently zoned agricultural. We are analyzing development alternatives for this 5-acre parcel and expect to submit a proposed site plan to the City of Huntington Beach during 2007.

We also own approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement.

The Brightwater residential community will offer a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,140 square feet. The smaller homes are currently expected to be offered at prices starting in the low to mid $1 millions and the larger homes are currently expected to start in excess of $2 million. With 356 homes on 68 acres of the upper mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. To date, over 2,600 people have registered on our website requesting information about purchasing a home at Brightwater. We completed grading the Brightwater development during October 2006, started building eight of the 17 model homes in December 2006, and construction for the remaining nine model homes began in February 2007. We currently expect to:

•                  complete construction of the first eight model homes, which range from 1,710 to 2,160 square feet, during the summer of 2007,

•                  start selling production homes from the first eight model homes during the summer of 2007,

•                  complete construction of nine additional model homes, which will range from 2,720 to 4,140 square feet, during the fall of 2007,

•                  start selling production homes from the nine additional model homes during the fall of 2007, and

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

•                  Model homes for the first two products at Brightwater are projected to be completed during the summer of 2007 and build-out of production homes is expected to take approximately two to three years.

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

•                  Costs to improve the lots from their raw condition to finished lots, including County permits and City annexation fees, approximate $170,000 to $180,000 per lot.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $120 to $150 per square foot.

•                  Indirect costs are expected to approximate 5 to 6% of sales revenues.

•                  Brightwater is currently expected to generate gross margins that are approximately two to three times our 2006 homebuilding margins of 14% due to our low carrying value in Brightwater.

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

We currently expect the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 500 of the attached units would be developed on the 168 acres of optioned land that we currently expect the Oxnard joint venture to purchase.  The single-family detached product is currently expected to range from approximately 1,700 square feet to 3,400 square feet and the attached units are currently expected to range from approximately 1,030 square feet to 1,850 square feet. An independent market study as of March 2007 estimated average home prices for the project of approximately $603,000, or an average of $303 per square foot.

The option contracts give the Oxnard joint venture two years, plus up to three additional years through the exercise of extensions, to complete entitlement activities before purchasing the land. The Oxnard joint venture has the right to terminate these option agreements by forfeiting the cash deposits. The Oxnard joint venture is striving to obtain approval of its plan from the Oxnard City Council in the second half of 2007 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the first quarter of 2008; however, delays could be encountered. If the Oxnard joint venture completes the entitlement process in the time frame set forth above, and decides to build homes (rather than sell lots), most of the homes would be delivered between 2010 and 2012, based on current expectations and assumptions. The Oxnard joint venture has exercised five six-month extensions, extending the current closing date for the option contracts to August 2007, and there is one remaining six-month extension through February 2008.  The Oxnard joint venture has commenced preliminary discussions with the landowners regarding an additional six-month extension to August 2008, however, there can be no assurances that the landowners will agree to sell an option for such further extension on terms acceptable to the venture.

The Oxnard joint venture is funded by both of its members.  Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. The members have provided a second tier of additional capital contributions of $1 million each, as originally provided in the joint venture agreement.  In addition, the members have provided an additional $325,000 each of temporary advances to continue the business plan.  During the first quarter of 2007, the members each contributed $100,000 to the joint venture.

In addition to the land purchase options for the project property, the Oxnard joint venture held a land purchase option which controlled property which was expected to provide fill dirt for the project property.  On April 16, 2007, the Oxnard joint venture sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard joint venture received net proceeds of approximately $700,000 in cash and a $1.0 million note receivable due July 20, 2007 for this transaction. After paying the balance of commissions and closing costs of $100,000, Oxnard LLC plans to utilize the proceeds to fund ongoing development costs.

Our total investment in the venture as of March 31, 2007 is $1.8 million. We expect to make additional aggregate capital contributions of approximately $100,000 to the joint venture during the remaining nine months of 2007, bringing our total expected investment in the venture to $1.9 million.  During the first half of 2008, we expect to make additional aggregate capital contributions of approximately $650,000 to $800,000. The amount of contributions could be substantially increased if the note receivable is not collected as discussed above.

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

Homebuilding

We delivered 15 homes during the first quarter of 2007, compared with 49 deliveries during the comparable period of 2006. We acquired no single-family residential lots during the first quarter of 2007. After several years of dramatic home price appreciation in Southern California, we saw price depreciation during 2006 in the Inland Empire (Corona, Ontario and Beaumont) and Lancaster markets. This trend continued in the first four months of 2007 and we expect it to continue in these markets throughout the year. Therefore, we have further reduced sales prices and offered incentives for a number of our homes which are not yet in escrow in response to our competition and to reflect current market pricing.

Our homebuilding projects are described below:

							Deliveries
							Quarter Ended
		Land	Commenced		Commenced		March 31,
	Location	Acquisition	Construction		Sales		2007	2006

Completed Projects	Rancho Santa Fe / Riverside	n/a	n/a		n/a		6	1

Active Projects
Brightwater	Bolsa Chica	1970	2006		2007	(a)	—	—
Chandler Ranch	North Corona	2004	2005		2005		3	38
Alisal at Ontario	Ontario	2005	2005		2006		2	—
Woodhaven	Beaumont	2005	2005		2006		—	—
Hearthside Lane	Corona	2005	2005		2007		—	—
Alisal at Lancaster	Lancaster	2004	2004		2005		2	10
Quartz Hill	Lancaster	2005	2006		2006		2	—
Lancaster II	Lancaster	2005	2008	(a)	2008	(a)	—	—
					Total Deliveries		15	49

(a) Planned

Rancho Santa Fe.  In October 2003, we entered into an agreement to acquire 32 lots in a luxury golf community known as Crosby Estates in the Rancho Santa Fe area of San Diego County in California. We acquired the lots during the period from October 2003 to March 2005.  During 2005, two model homes averaging approximately 3,370 square feet were completed and six homes were delivered at an average price of $1.2 million.  We delivered 20 homes during 2006 at an average price of $1.4 million, and the remaining six homes were delivered during the first quarter of 2007 at an average price of $1.2 million.

Corona.  We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000.  During the first quarter of 2007, three additional homes were delivered at an average price of $605,000. As of April 30, 2007, five homes are in escrow at an average price of $605,000 and 13 additional homes are completed and have been released for sale.

During April 2005, we acquired 151 additional lots in Corona.  Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we released the first six production phase homes for sale at the April 21, 2007 grand opening at an average price of $587,000.

Ontario.  During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site situated very close to the projects we completed in the City of Chino in 2005. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2006 at an average price of $675,000, and two homes during the first quarter of 2007 at an average price of $676,000. As of April 30, 2007, one home is in escrow at a price of $643,000 and seven additional homes are completed or under construction and have been released for sale.

Beaumont. We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000.  As of April 30, 2007 two homes are in escrow at an average price of $440,000 and 14 additional homes are completed and have been released for sale.

During the first quarter of 2007, we recorded an impairment charge of $4.0 million related to our real estate inventories for the remaining 87 homes at our Beaumont project. The impairment charge reflects our current expectations about selling prices and gross margins for the project. As required by SFAS 144, should market conditions further deteriorate, we will reevaluate the expected cash flows from this project to determine whether any additional impairment exists.

Lancaster.   We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,850 square feet during the third quarter of 2004 and opened for home sales in January 2005.  During 2005, we delivered 55 homes at an average price of $406,000. We delivered 41 homes during 2006 at an average price of $448,000, and delivered two additional homes during the first quarter of 2007 at an average price of $470,000. One additional home was delivered in April 2007 at a price of $405,000 and as of April 30, 2007 three homes are in escrow at an average price of $433,000 and one additional home is completed and has been released for sale.

In April 2005, we acquired an additional 73 unentitled lots in Lancaster. The entitlement process is near completion; however, we have determined that the construction start for the 73-unit project, which has no recorded loan, will be deferred until sales activity in the market has improved.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. During 2006, we delivered three homes at an average price of $537,000, and two additional homes during the first quarter of 2007 at an average price of $552,000. One additional home was delivered in April 2007 at a price of $494,000 and as of April 30, 2007 three homes are in escrow at an average price of $554,000 and 11 additional homes are completed or under construction and have been released for sale.

Critical Accounting Policies

In the preparation of the consolidated financial statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 2 and 8 to the consolidated financial statements.

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Minority interest represents the equity interest of our joint venture partner for one consolidated venture and is further described in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Impairment of Long-Lived Assets

We assess the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.

In accordance with SFAS 144, in developing estimated future cash flows for impairment testing, we incorporated our own market assumptions including those regarding home prices, infrastructure and home-building costs and financing costs regarding real estate inventories.  Additionally, as appropriate, we identify alternative courses of action to recover the carrying value of our long-lived assets and evaluate all likely alternatives under a probability-weighted approach as described in SFAS 144.

During the first quarter of 2007, we recorded an impairment charge of $4.0 million related to our real estate inventories for the remaining 87 homes at our Woodhaven project in the City of Beaumont. To date, we have not recorded impairment charges for our other projects primarily because most of our lot acquisitions were negotiated prior to 2005 (thus reflecting less expensive land prices and benefiting from home price appreciation during 2005 that exceeded the decline in home prices during 2006 and the first quarter of 2007).  However, as required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.18% as of April 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of April 30, 2007, we have experienced a three-year cumulative ownership shift of approximately 35%, as computed in accordance with Section 382.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Note 9 in our consolidated financial statements included in this Quarterly Report. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 2 to the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

We reported revenues of $12.2 million and gross operating loss of $3.2 million for the first quarter of 2007, compared with $27.9 million in revenues and gross operating profit of $4.7 million for the first quarter of 2006. Revenues in the current period reflect deliveries of 15 homes, including the final six homes at the Rancho Santa Fe project, three homes at the Chandler Ranch project in North Corona, and two homes each at our Alisal project in Ontario, our Las Colinas project in Quartz Hill, and our Alisal project in Lancaster. The comparable period of the prior year reflects deliveries of 49 homes, including 38 homes at the Chandler Ranch project and 10 homes at the Alisal project in Lancaster. We generated $3.9 million less in gross operating profit before impairment charges from home sales during the first quarter of 2007 compared with 2006 as a result of delivering 34 fewer homes and reduced margins due to the continuing real estate slowdown which has resulted in lower selling prices. The current quarter’s homebuilding gross margin before impairment charges of 6.6% is lower than the prior period gross margin of 16.8% and fourth quarter 2006 margin of 9.5% primarily due to sales price reductions and the use of incentives in order to move standing inventory and be competitive in today’s market.

For the first quarter of 2007, gross operating loss includes an impairment charge of $4.0 million related to our Beaumont project for 87 remaining homes. This impairment charge reflects our current expectations about selling prices and gross margins for the project.  As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

The $400,000 increase in other expense (income), net during the first quarter of 2007 compared with the first quarter of 2006 primarily reflects a $200,000 reduction in interest income on short-term investments, a $200,000 increase in legal expense primarily related to the Golden State Water litigation described in Note 9 of Notes to Financial Statements, and a $100,000 increase in warranty expense.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of March 31, 2007 (in millions):

		Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
	Total	year	years	years	years
Revolving loan (a)	$35.3	$3.6	$31.7	$—	$—
Term loan (a)	137.6	7.5	80.1	50.0	—
Other project debt (a)	44.8	21.1	23.7	—	—
Operating leases	1.6	.3	.7	.6	—
Total	$219.3	$32.5	$136.2	$50.6	$—

(a)             Amounts include estimated interest costs which are calculated based on forecasted debt balances and the applicable interest rate at March 31, 2007.

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities (including unrecognized tax benefits recorded pursuant to FIN 48), accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 1. “Legal Proceedings” and in Note 9 to our consolidated financial statements in this Quarterly Report.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2007	2006
Cash and cash equivalents	8.7	$4.6
Short-term investments	—	22.5
Cash used in operating activities	(9.6)	(2.8)
Cash provided by investing activities	1.4	7.7
Cash provided by (used in) financing activities	6.3	(8.0)

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of March 31, 2007 aggregated $8.7 million. During the first quarter of 2007, we primarily utilized internally generated cash to fund new construction at our homebuilding projects other than Brightwater in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments.

On September 15, 2006 we obtained the $100 million Senior Secured Project Revolver as a construction facility to finance infrastructure and homebuilding activities at Brightwater as further described in Note 4 to the consolidated financial statements. This loan is funding the first $100 million of development and construction costs for the Brightwater project. Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations and includes financial covenants which may limit the amount that may be borrowed. The initial borrowing base value of the Brightwater project was determined by an independent third-party appraisal of the project on an “as-is” basis, which was $302 million as of July 6, 2006. This appraisal reflects substantial value in excess of the book value of $142 million as of June 30, 2006. Outstanding advances bear interest at our option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points.

We have substantial borrowing capacity available. As of March 31, 2007, based on construction in place, the immediately available borrowing capacity on our other project debt construction loan facilities is approximately $8.0 million for projects other than Brightwater.  The additional facility availability for future construction costs is $72.3 million for Brightwater and approximately $43.7 million for other projects. We repaid loans on the Rancho Santa Fe and Chandler projects in full in January and February 2007, respectively. During February and April 2007, we extended the maturity dates for the loans on the Beaumont and Ontario projects to August 2007 and October 2007, respectively.

We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. We currently expect to make aggregate additional capital contributions of approximately $100,000 to the Oxnard joint venture during the remaining nine months of 2007, bringing our total expected investment in the venture to $1.9 million (see Note 9 to the consolidated financial statements). During the first half of 2008, we expect to make additional aggregate capital contributions of approximately $650,000 to $800,000. The amount of contributions could be substantially increased if the $1.0 million note receivable is not collected as discussed above.

We believe that our cash and cash equivalents, future real estate sales proceeds, and funds available under our current credit agreements will be sufficient to meet anticipated operating and capital investment requirements and project development costs for homebuilding projects, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2007, we have one consolidated land option deposit for $25,000 which is non-refundable. In addition, our unconsolidated Oxnard joint venture has land deposits of $2.5 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

March 31, 2007 Compared with December 31, 2006

Cash used in homebuilding operations of $9.6 million for the first quarter of 2007 primarily reflects investments in real estate inventories and construction costs of $18.1 million plus a $2.9 million decrease in accounts payable, accrued and other liabilities, offset by real estate sales proceeds of $11.7 million from deliveries of 15 homes. Additional significant uses of cash include repayments of project debt in excess of borrowings of $3.1 million which we made in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments. The primary sources of cash during the quarter were borrowings from our Senior Secured Project Revolver (“Revolver”) of $9.4 million. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $1.9 million decrease in cash and cash equivalents.

The $1.3 million decrease in deferred tax assets primarily reflects the $3.3 million adjustment recorded upon the adoption of FIN 48 discussed in Note 8 of Notes to Consolidated Financial Statements, partially offset by a $2.0 million tax benefit for additional net operating losses generated during the first quarter of 2007.

The $1.4 million decrease in other assets primarily reflects the receipt of $1.1 million related to cancelled and replaced project insurance policies.

Accounts payable and accrued liabilities decreased by $2.9 million, to a balance of $10.2 million as of March 31, 2007, primarily reflecting payment of discretionary bonuses during the first quarter of 2007 aggregating $1.2 million to employees for 2006 performance and the payment of $1.4 million in installments for insurance premiums related to our Brightwater project.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.  Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of March 31, 2007, we have one consolidated land option deposit of $25,000 and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $1.8 million and $1.7 at March 31, 2007 and December 31, 2006, respectively. These joint ventures had total assets of $8.9 million and $9.5 million as of March 31, 2007 and December 31, 2006, respectively, which included land deposits of $2.5 million and $2.5 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of March 31, 2007, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.  In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of March 31, 2007, we had no deposits with VIEs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance of $132.0 million constant as of March 31, 2007, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.3 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the quarter ended March 31, 2007. We do not enter into or hold derivatives for trading or speculative purposes.

Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates in September 2008. Since we do not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement; however, this was not considered material at March 31, 2007. The change in fair value of the interest rate swap agreement during the quarter ended March 31, 2007 was not material to us. The counterparties to the interest rate swap agreement are financial institutions.

You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement About Forward-Looking Statements.”

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See Notes 7 and 9 to the consolidated financial statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A - RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006; however, the risks and uncertainties described in the Form 10-K are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our December 31, 2006 Form 10-K.

As previously disclosed in a risk factor contained in our December 31, 2006 Form 10-K, in recent periods we reported declines in the volume of homes sold, which reflect continued deteriorating market conditions in the homebuilding industry and such deterioration is expected to continue in the future. These trends became more pronounced during the quarter ended March 31, 2007, and we experienced a significant decline in sales orders in all of the principal areas in which we are currently selling homes. We attribute these developments to, among other things, a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, recent problems in the subprime mortgage market, decreases in the affordability of homes in the Inland Empire and Lancaster markets, increased inventory of new and used homes for sale, and pricing pressures resulting from the imbalance between supply and demand in the Inland Empire and Lancaster markets. These developments have had and may continue to have a material adverse effect on our results of operations. During the quarter ended March 31, 2007, we recorded $4.0 million of impairments to real estate inventories at our 87 remaining home project in Beaumont, California due to challenging market conditions. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which could lead to further write-offs for land impairments.

The following new risk factor is added to Item 1A of the December 31, 2006 Form 10-K:

If any taxing authorities are successful in asserting tax positions that are contrary to our positions, our income tax provision and other tax reserves may be insufficient.

In order to determine our provision for income taxes and for our reserves for federal, state, local and other taxes we must use significant judgment and there may be matters for which the ultimate tax outcome is uncertain. Therefore, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and other tax reserves. Any adverse differences could have a material adverse effect on our income tax provision or benefits, or other tax reserves, in the period in which such determination is made and, consequently, on our net income for such period. To provide for potential tax exposures, we maintain reserves for tax contingencies based on reasonable estimates of our potential exposure with respect to the tax liabilities that may result from such audits. However, if the reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

ITEM 6 - EXHIBITS

10.1	Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2007.
10.2	Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2007.
10.3	Extension and Modification of Employment Agreement between the Registrant and Mr. Michael J. Rafferty, dated as of April 30, 2007.
10.4	Extension and Modification of Employment Agreement between the Registrant and Mr. John W. Marshall, dated as of April 30, 2007.
10.5	Extension and Modification of Employment Agreement between the Registrant and Mr. Ed Mountford, dated as of April 30, 2007.
31.1	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.*

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

Date: May 9, 2007	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer