Form 10-Q
period 2007-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2007-08-06
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 10,855,963 shares of Common Stock par value $.05 per share were outstanding.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

I N D E X

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of such terms or other comparable terminology.

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

PART I.  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$5.9	$10.6
Short-term investments	—	.5
Restricted cash	13.7	14.6
Real estate inventories	289.6	264.8
Deferred tax assets	33.7	34.7
Other assets	6.1	7.1

	$349.0	$332.3
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$13.9	$13.1
Senior secured project revolver	38.7	18.3
Senior secured term loan	125.0	125.0
Other project debt	47.2	44.9
Other liabilities	7.4	7.5

Total liabilities	232.2	208.8

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,855,963 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.2	62.3
Retained earnings	58.6	62.2
Accumulated other comprehensive loss	(1.5)	(1.5)
Total stockholders’ equity	116.8	123.5

	$349.0	$332.3

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Homebuilding	$4.2	$18.8	$16.4	$46.7

Costs of sales:
Homebuilding	3.9	15.6	15.3	38.8

Loss on impairment of real estate inventories	—	—	4.0	—

Gross operating (loss) profit	.3	3.2	(2.9)	7.9

Selling, general and administrative expenses	1.4	1.4	3.1	3.1
Income from unconsolidated joint ventures	(.4)	—	(.4)	—
Other (income) expense, net	—	(.2)	.1	(.5)

(Loss) income before income taxes	(.7)	2.0	(5.7)	5.3

(Benefit) provision for income taxes	(.3)	.8	(2.3)	2.2

Net (loss) income	$(.4)	$1.2	$(3.4)	$3.1

Net (loss) earnings per common share:

Basic	$(.04)	$.12	$(.32)	$.30
Diluted	$(.04)	$.11	$(.32)	$.30

Common equivalent shares:

Basic	10.9	10.2	10.9	10.2
Diluted	10.9	10.5	10.9	10.5

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(3.4)	$3.1
Adjustments to reconcile net (loss) income to cash used in operating activities:
Stock-based compensation expense	—	.1
Distributions from unconsolidated joint ventures	.1	.1
(Increase) decrease in deferred tax assets	(2.3)	1.4
Gains on sales of real estate inventories	(1.1)	(7.9)
Loss on impairment of real estate inventories	4.0	—
Equity in earnings of unconsolidated joint ventures	(.4)	—
Proceeds from asset sales, net	15.7	46.5
Investments in real estate inventories	(43.4)	(52.8)
Changes in assets and liabilities:
Decrease (increase) in other assets	1.6	(.2)
Increase in accounts payable, accrued and other liabilities	.7	.4

Cash used in operating activities	(28.5)	(9.3)

Cash flows from investing activities:
Sales of short-term investments	.5	51.6
Purchases of short-term investments	—	(36.4)
Investments in unconsolidated joint ventures	(.3)	(.4)
Change in restricted cash	.9	(1.2)

Cash provided by investing activities:	1.1	13.6

Cash flows from financing activities:
Borrowings of senior secured project revolver	20.4	—
Borrowings of other project debt	11.4	5.6
Repayments of other project debt	(9.1)	(14.8)
Proceeds from exercise of stock options	—	.1
Tax benefit from exercise of stock options	—	.1
Minority interest distributions	—	(.3)

Cash provided by (used in) financing activities	22.7	(9.3)

Net decrease in cash and cash equivalents	(4.7)	(5.0)

Cash and cash equivalents - beginning of period	10.6	7.7

Cash and cash equivalents - end of period	$5.9	$2.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.2	$4.7
Cash paid during the period for interest	$5.1	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarterly period ended March 31, 2007. Intercompany accounts and transactions have been eliminated.

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

Note 2 - Significant Accounting Policies

Basis of Consolidation

Certain of the Company’s wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The Company’s consolidated financial statements include the Company’s accounts and all of its majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. Minority interest represents the equity interest of the Company’s joint venture partner for one consolidated venture and is further described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further discussed in Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the first quarter of 2007, the Company recorded an impairment charge of $4.0 million related to its real estate inventories for the remaining homes at its Woodhaven project in Beaumont, California. To date, the Company has not recorded impairment charges for its other projects primarily because most of its lot acquisitions were negotiated prior to 2005 (thus reflecting less expensive land prices and benefiting from home price appreciation during 2005 that exceeded the decline in home prices during 2006 and the first half of 2007). However, as required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and six months ended June 30, 2006, the average market price of the Company’s common stock exceeded the exercise price of approximately 700,000 outstanding stock options. Therefore, diluted earnings per share for the 2006 periods include the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares used in computing basic earnings per common share	10.9	10.2	10.9	10.2
Dilutive effect of stock options	—	.3	—	.3
Shares used in computing diluted earnings per common share	10.9	10.5	10.9	10.5

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  The Company adopted FIN 48 during the first quarter of 2007 and recorded a net reduction to deferred tax assets of $3.3 million. This reduction was recorded as a $3.1 million decrease in additional paid-in capital and a $200,000 decrease in retained earnings as of January 1, 2007 as a cumulative effect of a change in accounting principle.

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

Note 3 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and seven additional communities in four Southern California counties.  At June 30, 2007, real estate inventories aggregated 773 lots and homes, including 33 homes completed and unsold, and five homes completed and in escrow. Real estate inventories at June 30, 2007 included $186.7 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”). Brightwater is under development for 356 homes as discussed below. In addition, real estate inventories include approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

The Brightwater planned community will offer a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,140 square feet.  The plan also includes 37 acres of open space and conservation area.  With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities.  In addition, the Company owns land adjacent to the planned Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community. The Company completed grading during October 2006, and is currently constructing infrastructure (sewer, water, storm drain, streets, utilities, etc.) Model home construction for The Trails and The Sands products was completed in July 2007. Construction of models for the remaining two products, The Cliffs and The Breakers, began during the first quarter of 2007 and is expected to be completed during the fourth quarter of 2007. The Company began selling homes in August 2007 and expects to begin delivering homes by the end of 2007.  However, there can be no assurance in that regard, or as to the absence of further development or construction delay.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$13.7	$6.1	$10.2	$6.1
Interest incurred and capitalized	4.3	1.1	8.4	2.2
Charged to cost of sales	(.2)	(.7)	(.8)	(1.8)
Capitalized interest, end of period	$17.8	$6.5	$17.8	$6.5

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

As of June 30, 2007 and December 31, 2006, $38.7 million and $18.3 million, respectively, was outstanding under the Revolving Loan. As of June 30, 2007, the undrawn availability was $61.3 million, as limited by the borrowing base formulas. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly.  Interest incurred on the Revolving Loan for the three and six months ended June 30, 2007 was $700,000 and $1.2 million, respectively, at a weighted-average interest rate of 7.32% for both periods, which reflects the Company’s elected rate of LIBOR plus 2%.

Initial loan fees and closing costs of approximately $800,000 incurred for the Revolving Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of June 30, 2007 and December 31, 2006, approximately $600,000 and $734,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including a leverage covenant and a minimum consolidated tangible net worth covenant of $100 million. The Company is in compliance with these covenants as of June 30, 2007.

Note 5 – Senior Secured Term Loan

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

Availability under the Term Loan is subject to the applicable borrowing base loan to value limitations. The loan to value limits total lender advances under the Term Loan and the Revolving Loan to 65% of asset value. This is based upon the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes sold. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries.  All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding. The outstanding balance bears interest at the Company’s option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points.

As of June 30, 2007 and December 31, 2006, $125 million was outstanding under the Term Loan. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and six months ended June 30, 2007 was $2.6 million and $5.2 million, respectively, at a weighted-average interest rate of 8.07% for both periods, which reflects the Company’s elected rate of LIBOR plus 2.75%.

Initial loan fees and closing costs of $2.3 million incurred for the Term Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of June 30, 2007 and December 31, 2006, approximately $2.0 million and $2.2 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets.

Under the Term Loan, the Company is required to comply with a number of covenants, including covenants related to leverage, a minimum ratio of EBITDA to interest, and a minimum consolidated tangible net worth of $100 million. The Company is in compliance with these covenants as of June 30, 2007.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since the Company does not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement, however, this was insignificant at June 30, 2007. The change in fair value of the interest rate swap agreement during the three and six months ended June 30, 2007 was not material. The counterparties to the interest rate swap agreement are financial institutions.

Note 6 – Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks.  These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes.  Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans are secured by first trust deeds and bear an interest rate of prime plus three-fourths percent (9.0% at June 30, 2007), except for one loan facility for the Corona-Hellman project which bears interest at a rate of prime plus one-half percent (8.75% at June 30, 2007). Some of these loan facilities have a minimum interest rate ranging from 5.75% to 7.5%. During the three and six months ended June 30, 2007, Hearthside Homes, Inc. did not enter into any new loan facilities.  The Company is in discussions with its lender to extend the Beaumont loan to November 17, 2007 with options to further extend to August 17, 2008. The following amounts were available and outstanding under these loan facilities as of June 30, 2007 and December 31, 2006 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	June 30, 2007	December 31, 2006

Rancho Santa Fe	$10.4	—	—	$—	$3.8
Corona-Chandler	14.8	—	—	—	.8
Corona-Chandler	1.9	—	—	—	1.9
Beaumont	20.7	86	8/17/07	12.3	10.7
Lancaster	17.7	71	10/1/07	3.8	2.2
Ontario	11.7	15	10/19/07	3.8	4.6
Corona-Hellman	54.5	151	1/7/09	27.3	20.9

				$47.2	$44.9

Note 7 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	June 30, 2007	December 31, 2006
Accrued pensions and benefits	$4.0	$4.1
Home warranty reserves	2.4	2.4
Contingent indemnity and environmental obligations	1.4	1.4
Unamortized discount	(.4)	(.4)
	$7.4	$7.5

Contingent indemnity and environmental obligations partially reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$2.4	$2.2	$2.4	$2.1
Provision	.1	—	.2	.2
Payments	(.1)	—	(.2)	(.1)
Balance at end of period	$2.4	$2.2	$2.4	$2.2

Note 8 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current taxes	$—	$.2	$—	$.7
Deferred taxes	(.3)	.6	(2.3)	1.5
Provision (benefit) for income taxes	$(.3)	$.8	$(2.3)	$2.2

The net deferred tax balance at June 30, 2007 and December 31, 2006 is primarily composed of federal net operating losses (“NOLs”).  The Company has concluded that it is “more likely than not” that the Company will be able to generate sufficient taxable income to realize such assets. Therefore, the Company has no valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets.

The federal NOLs available as of June 30, 2007 were approximately $134 million. The amount of federal NOLs which expire if not utilized is zero for 2007 and $3 million, $11 million, $49 million, $42 million, and $29 million for 2008, 2009, 2010, 2011 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.32% as of July 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company believes it has net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that the Company is able to recognize these gains within the five-year time limitation. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 38% as of July 23, 2007, as computed in accordance with Section 382.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $134 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of construction at Brightwater in 2006, and the related built-in-gain of the project, the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. There have been no changes to this amount during the three and six month periods ended June 30, 2007. Of the Company’s unrecognized tax benefits of $5.1 million at June 30, 2007, $200,000 would decrease the Company’s effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as general and administrative expenses. As of June 30, 2007, the Company has not recorded any interest or penalties related to unrecognized tax benefits.

The tax years 2003-2006 remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The Company has utilized NOLs generated between 1990 and 1994 to offset taxable income in those years and expects to utilize NOLs generated between 1994 and 1997 and in 1999 and 2006 in future years.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-

refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility.  As of June 30, 2007 and December 31, 2006, the Company has one consolidated $25,000 land option deposit.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at June 30, 2007.  The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Oxnard LLC is funded by both of its members. Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. In June 2007, the members agreed to provide up to an additional $5.7 million, to be contributed equally by the members, to complete the business plan. As of June 30, 2007, the members have contributed an aggregate of $2.7 million of additional capital. During the three and six months ended June 30, 2007, the members each contributed approximately $224,000 and $347,000, respectively, to the Oxnard LLC.

The Company’s total investment in the Oxnard LLC as of June 30, 2007 is $2.4 million. The Company expects to make additional aggregate capital contributions of approximately $76,000 to the Oxnard LLC during the remaining six months of 2007, bringing the Company’s total expected investment to $2.5 million. During the first half of 2008, the Company expects to make additional aggregate capital contributions of approximately $1.2 million.

In addition to the land purchase options for the project property, the Oxnard LLC held a land purchase option which controlled property which was expected to provide fill dirt for the project property.  On April 16, 2007, the Oxnard LLC sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard LLC received net proceeds of approximately $700,000 in cash and a $1.0 million note receivable for this transaction. The note receivable was collected on July 19, 2007. After paying the balance of commissions and closing costs of $100,000, Oxnard LLC plans to utilize the proceeds to fund ongoing entitlement and development costs.

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

Following the Court’s denial of Golden State’s motion for a preliminary injunction and the Court’s ruling on Defendants’ demurrer motion, the Company’s subsidiaries and the City settled this litigation during the second quarter of 2007, pursuant to which the Company’s subsidiaries paid an immaterial amount to Golden State.  The Company’s subsidiaries and the City did not admit fault or liability with respect to Golden State’s claims, but agreed to settle the matter to avoid the continued cost and uncertainty of litigation.

California Department of Toxic Substances Control

On October 13, 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against the Company’s Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California.  The DTSC’s complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005.  HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work.  The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees. This litigation is currently scheduled for a trial date in the fourth quarter of 2008.

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

Note 10 – Stock Plan

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

The Company did not grant any options during the three and six months ended June 30, 2007. During the comparable periods of 2006, the Company granted 2,500 and 5,000 options, respectively, with a fair value of $22,000 and $46,000, respectively. The grants vest 50% after one year and 100% after two years, and the options have a term of 10 years. Pursuant to SFAS 123 and SFAS 123(R), the Company recorded $32,000 and $70,000 of compensation expense during the three and six months ended June 30, 2007, respectively, which is reflected in additional paid-in capital. During the comparable periods of 2006, the Company recorded $18,000 and $34,000 of compensation expense. A summary of the status of the Company’s 1993 Plan for the six months ended June 30, 2007 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58
Granted	—	$—
Exercised	—	$—
Outstanding, June 30	17,500	$21.58	8.60 years

Fully vested and exercisable at June 30	12,500	$22.53	8.35 years
Available for future grants at June 30	361,733

As of June 30, 2007, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 8.60 years.  All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at June 30, 2007 was insignificant.

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

The weighted-average assumptions used for stock option grants during the six months ended June 30 follows:

	2007	2006
Risk-free interest rate	n/a	4.8%
Expected life (in years)	n/a	4
Expected volatility	n/a	20.0%
Expected dividends	None	None

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.  The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During the next 12 months, we will focus our primary efforts to:

•                  complete infrastructure and model home construction for The Cliffs and The Breakers neighborhoods, and begin delivering homes for The Trails and The Sands neighborhoods at our 356-home Brightwater project located on the Bolsa Chica mesa in Orange County, California;

•                  complete the entitlement process for a 168-acre joint venture project near Oxnard, California currently being planned for 554 single-family detached homes and 347 attached homes (townhomes, condominiums and apartments); and

•                  maximize deliveries and revenues of our other homebuilding operations throughout Southern California.

However, we may also consider other strategic opportunities; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

Our total revenues for the three months ended June 30, 2007 and 2006 were $4.2 million and $18.8 million, respectively, and $16.4 million and $46.7 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, we delivered nine and 28 homes, respectively, and for the six months ended June 30, 2007 and 2006, we delivered 24 and 77 homes, respectively. Our total assets as of June 30, 2007 and December 31, 2006 were $349.0 million and $332.3 million, respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,000 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q, which provided $125 million to fund the $12.50 special dividend to our stockholders on September 28, 2006 that is described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, we had $210.9 million of debt against $116.8 million of book equity and a $184.0 million equity market capitalization.

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

Outlook

Our homebuilding outlook varies significantly between the high-end coastal location of our Brightwater project in Huntington Beach and our inland projects.  Conditions in the Inland Empire and Lancaster markets continue to be very challenging. We expect these conditions to continue through 2008 or 2009 and we do not expect to generate sufficient gross operating profits during the third quarter of 2007 to cover our selling, general and administrative expenses prior to the expected commencement of deliveries at our Brightwater project in the fourth quarter of 2007.

However, based on input from realtors, appraisers and fellow homebuilders, as well as reports in the press, it appears that high-end coastal markets are continuing to report steady sales and prices. In addition, we are optimistic about our Brightwater project due to the number of pre-qualification applications we have received to date and the initial 12 sales reservations for The Trails and The Sands neighborhoods (discussed below under “Our Current and Future Homesites—Brightwater at Bolsa Chica”). We believe this project creates a unique future opportunity for us given Brightwater’s superior location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market.

The housing market downturn that began in 2006 continued into the first half of 2007 and is expected to continue through 2008 or 2009. The sustained softness in the housing market was compounded by recent difficulties in the subprime lending industry and the resulting tightening of credit available to some homebuyers.  During the second quarter of 2007, net new orders decreased to 11 homes compared with 16 homes during the comparable period of 2006. Cancellations as a percentage of new orders were 35% during the second quarter of 2007, compared with approximately 32% for the first quarter of 2007, 41% for the fourth quarter of 2006, and 24% for the second quarter of 2006. At the same time, backlog as of June 30, 2007 decreased to 17 homes compared with 49 homes as of June 30, 2006 due to fewer homes in backlog at March 31, 2007 and reduced sales activity during the first half of 2007.

This sales slowdown reflects an overall softening of demand for new homes, as well as an oversupply of homes available for sale. We attribute the reduction in demand to reduced affordability of new homes due to rapid price increases between 2002 and 2005 and declines in consumer confidence related to concerns on the part of prospective home buyers about the future direction of home prices, and their ability to obtain financing and sell existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and start few homes without having a signed agreement of sale. As of June 30, 2007 we had standing inventory of 33 homes compared with 46 homes as of December 31, 2006 and nine homes as of June 30, 2006.

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

As the housing market downturn continues to unfold, we continue to adjust and reevaluate our operating strategy to improve our margins and liquidity. Our operating strategy includes:

•      continuing to assess our owned land position to identify those assets that should be reduced or repositioned;

•      adjusting our cost structure to today’s market conditions by rebidding subcontracts and materials in line with reduced demand;

•      offering more incentives and selective price reductions to achieve acceptable levels of sales volume and cash flow; and

•      monitoring construction starts to better align with sales activity.

Despite the housing market slowdown, we continue to remain cautiously optimistic about the future growth of our business given the potential of our Brightwater project. The long-term outlook for homebuilding in Southern California remains strong due to the continuing regulation-induced constraints on lot supplies. We have traditionally employed a conservative approach to managing our real estate inventories and believe we are well-positioned, with Brightwater representing 64% of our real estate assets, to withstand the effects of the continuing market downturn.  We do not presently expect that current weaknesses in the homebuilding market will significantly impact our Brightwater project given the site’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market. However, there can be no assurance regarding the duration of the current downturn in the Southern California residential real estate market.

In particular, the following events may exert recessionary pressures on the Southern California economy and may have further negative impacts on the Southern California housing market: (i) the recent difficulties in the subprime lending industry and more stringent lending standards which may negatively impact the ability of certain homebuyers to obtain financing, (ii) increases in foreclosures due to interest rate adjustments on variable rate or “teaser” rate mortgages and other factors, (iii) the significant increases in home prices between 2002 and 2005 and the related decline in the affordability of new homes in Southern California, (iv) the decline in consumer confidence with respect to the housing market, (v) the state of the national economy, increases in interest rates by the Federal Reserve Board between mid-2004 and 2006 and the possibility of a recession in the future, and (vi) the continued threat of inflation and potential for further increases in interest rates by the Federal Reserve Board.

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

•                  San Bernardino County in the City of Ontario; and

•                  Northern Los Angeles County in the City of Lancaster.

We started selling homes at our Brightwater development project in Orange County during August 2007 and plan to process permits for seven homes on adjacent parcels in the City of Huntington Beach, which would bring the total unit count up to 356. The following chart describes our current projects, their location and our lot inventories as of June 30, 2007:

Project	Location	6/30/07 Lot Inventory

Orange County:
The Trails at Brightwater	Huntington Beach	62
The Sands at Brightwater	Huntington Beach	78
The Cliffs at Brightwater	Huntington Beach	107
The Breakers at Brightwater	Huntington Beach	109
	Subtotal – Orange County	356

Inland Empire:
Chandler Ranch	North Corona	18
Alisal at Ontario	Ontario	15
Woodhaven	Beaumont	86
Hearthside Lane	Corona	151
	Subtotal – Inland Empire	270

Lancaster:
Alisal at Lancaster	Lancaster	3
Lancaster II	Lancaster	73
Quartz Hill	Lancaster	71
	Subtotal – Lancaster	147

	Total – All Projects	773

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2010.  Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The 110-acre Bolsa Chica upper mesa is the largest property in our portfolio, representing approximately 64% of our real estate assets as of June 30, 2007. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings on the Bolsa Chica mesa include 68 acres of developable land on the upper mesa currently under development for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, and five acres in the City of Huntington Beach which are currently zoned agricultural. We are analyzing development alternatives for this 5-acre parcel and expect to submit a proposed site plan to the City of Huntington Beach during 2007.

We also own approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement.

The Brightwater residential community will offer a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,140 square feet. Homes at The Trails and The Sands are currently offered at prices ranging from $1.0 to $1.3 million and the larger homes at The Cliffs and The Breakers are currently expected to be offered for sale beginning in the fourth quarter of 2007 at prices in excess of $2 million. With 356 homes on 68 acres of the upper mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. To date, over 2,700 people have registered on our website requesting information about purchasing a home at Brightwater. We completed construction of eight model homes for The Trails and The Sands products, which range from 1,710 to 2,160 square feet, in July 2007 and will hold a grand opening on August 11, 2007.

As of August 5, 2007, we have accepted sales reservations and deposits from 12 buyers who had previously submitted prequalification applications to join our priority list for homes at The Trails and The Sands at sales prices ranging from $1.0 to $1.3 million, for homes ranging from 1,710 to 2,160 square feet.  The average home size was 1,900 square feet and the average sales price was $1,160,000 or $610 per square foot.  We anticipate first deliveries at The Trails and The Sands in the fourth quarter of 2007 which should generate significant gross operating profits. We also currently expect to:

•                  complete construction of nine additional model homes for The Cliffs and The Breakers, which will range from 2,720 to 4,140 square feet, during the Fall of 2007,

•                  start selling production homes from the nine additional model homes for The Cliffs and The Breakers products during the Fall of 2007, and

•                  begin delivering homes for The Trails and The Sands by the end of 2007.

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

•                  We completed construction of model homes for The Trails and The Sands products at Brightwater during July 2007. As of August 5, 2007 we have accepted sales reservations and deposits from 12 buyers who had previously submitted prequalification applications to join our priority list for homes at The Trails and The Sands at sales prices ranging from $1.0 to $1.3 million, for homes ranging from 1,710 to 2,160 square feet. The average home size was 1,900 square feet and the average sales price was $1,160,000 or $610 per square foot.

•                  There are 62 homes at Brightwater which will have unobstructed views of the Pacific Ocean and/or the Bolsa Chica wetlands, including 35 homes at The Breakers, 25 homes at The Cliffs and two homes at The Sands.

•                  Build-out of production homes is expected to take approximately three years.

•                  We are currently planning to: (i) hold a public grand opening for The Trails and The Sands communities on August 11, 2007, (ii) hold a second grand opening for The Cliffs and The Breakers communities in the fourth quarter of 2007, and (iii) begin delivering homes at The Trails and The Sands projects by the end of 2007.

•                  We currently expect to deliver the majority of the Brightwater homes in 2008 and 2009.

•                  The finished lot component of home prices ranges from 60% to 65%.

•                  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $190,000 per lot.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $125 to $150 per square foot.

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

We currently expect the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 347 of the attached units would be developed on the 168 acres of optioned land that we currently expect the Oxnard joint venture to purchase.  The single-family detached product is currently expected to range from approximately 1,700 square feet to 3,000 square feet and the attached units are currently expected to range from approximately 1,450 square feet to 1,575 square feet. A market study in June 2007 estimated average home prices for the project of approximately $601,000, or an average of $288 per square foot.

The option contracts give the Oxnard joint venture two years, plus up to three and one half additional years through the exercise of extensions, to complete entitlement activities before purchasing the land. The Oxnard joint venture has the right to terminate these option agreements by forfeiting the cash deposits. The Oxnard joint venture is striving to obtain approval of its plan from the Oxnard City Council in the fourth quarter of 2007 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the first quarter of 2008; however, delays could be encountered. If the Oxnard joint venture completes the entitlement process in the time frame set forth above, and decides to build homes (rather than sell lots), most of the homes would be delivered between 2010 and 2012, based on current expectations and assumptions. The Oxnard joint venture has exercised six six-month extensions, extending the current closing date for the option contracts to February 2008, and there is one remaining six-month extension through August 2008.

The Oxnard joint venture is funded by both of its members.  Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. In June 2007, the members agreed to provide up to an additional $5.7 million, to be contributed equally by the members, to complete the business plan. As of June 30, 2007, the members have contributed an aggregate of $2.7 million of additional capital. During the three and six months ended June 30, 2007, the members each contributed approximately $224,000 and $347,000, respectively, to the joint venture.

Our total investment in the venture as of June 30, 2007 is $2.4 million. We expect to make additional aggregate capital contributions of approximately $76,000 to the joint venture during the remaining six months of 2007, bringing our total expected investment in the venture to $2.5 million.  During the first half of 2008, we expect to make additional aggregate capital contributions of approximately $1.2 million.

In addition to the land purchase options for the project property, the Oxnard joint venture held a land purchase option which controlled property which was expected to provide fill dirt for the project property.  On April 16, 2007, the Oxnard joint venture sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard joint venture received net proceeds of approximately $700,000 in cash and a $1.0 million note receivable for this transaction. The note receivable was collected on July 19, 2007. After paying the balance of commissions and closing costs of $100,000, Oxnard LLC plans to utilize the proceeds to fund ongoing entitlement and development costs.

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

Homebuilding

We delivered nine homes during the second quarter of 2007, compared with 24 deliveries during the comparable period of 2006. We acquired no single-family residential lots during 2006 or the first half of 2007. After several years of dramatic home price appreciation in Southern California, we saw price depreciation during 2006 in the Inland Empire (Corona, Ontario and Beaumont) and Lancaster markets. This trend continued in the first half of 2007 and we expect it to continue in these markets throughout the year. Therefore, we have further reduced sales prices and offered incentives for a number of our homes which are not yet in escrow in response to our competition and to reflect current market pricing. The price reductions are expected to result in significantly reduced gross profits for the Inland Empire and Lancaster markets.

Deliveries of homes at our Brightwater project in coastal Huntington Beach are expected to commence in the fourth quarter of 2007.

Our homebuilding projects are described below:

							Deliveries
							Three Months		Six Months
							Ended		Ended
		Land	Commenced		Commenced		June 30,		June 30,
	Location	Acquisition	Construction		Sales		2007	2006	2007	2006

Completed Projects	Rancho Santa Fe / Riverside	n/a	n/a		n/a		—	6	6	7

Active Projects
Brightwater	Huntington Beach	1970	2006		2007		—	—	—	—
Chandler Ranch	North Corona	2004	2005		2005		4	6	7	44
Alisal at Ontario	Ontario	2005	2005		2006		—	—	2	—
Woodhaven	Beaumont	2005	2005		2006		1	—	1	—
Hearthside Lane	Corona	2005	2005		2007		—	—	—	—
Alisal at Lancaster	Lancaster	2004	2004		2005		3	16	5	26
Quartz Hill	Lancaster	2005	2006		2006		1	—	3	—
Lancaster II	Lancaster	2005	2008	(a)	2008	(a)	—	—	—	—
					Total Deliveries		9	28	24	77

(a) Planned

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007. We accepted sales reservations and deposits for 12 homes at sales prices ranging from $1.0 million to $1.3 million in a pre-opening release on August 4, 2007 to buyers who had previously submitted prequalification applications to join our priority list for homes at The Trails and The Sands. The average home size was 1,900 square feet and the average sales price was $1,160,000 or $610 per square foot. We expect to begin delivering The Trails and The Sands homes at the end of 2007.

Corona.  We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000.  During the first half of 2007, we delivered seven homes at an average price of $559,000. We delivered two additional homes at an average price of $615,000 during July 2007. As of July 30, 2007, four homes are in escrow at an average price of $598,000 and eight additional homes are completed and have been released for sale.

During April 2005, we acquired 151 additional lots in Corona.  Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we released the first six production phase homes for sale at the April 21, 2007 grand opening and the balance of the first phase in June 2007. As of July 30, 2007, eight homes are in escrow at an average price of $592,000 and four additional homes have been released for sale.

Ontario.  During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site situated very close to the projects we completed in the City of Chino in 2005. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2006 at an average price of $675,000, and two homes during the first half of 2007 at an average price of $673,000. As of July 30, 2007, three homes are in escrow at a price of $683,000 and five additional homes are completed or under construction and have been released for sale.

Beaumont. We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000.  During the second quarter of 2007 we delivered one additional home at a price of $396,000. As of July 30, 2007, two homes are in escrow at an average price of $375,000 and 18 additional homes are completed or under construction and have been released for sale.

During the first quarter of 2007, we recorded an impairment charge of $4.0 million related to our real estate inventories for the remaining homes at our Beaumont project. The impairment charge reflected our expectations about selling prices and gross margins for the project. As required by SFAS 144, should market conditions further deteriorate, we will reevaluate the expected cash flows from this project to determine whether any additional impairment exists.

Lancaster.   We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,850 square feet during the third quarter of 2004 and opened for home sales in January 2005.  During 2005, we delivered 55 homes at an average price of $406,000. We delivered 41 homes during 2006 at an average price of $448,000, and we delivered five homes during the first half of 2007 at an average price of $420,000. As of July 30, 2007 two homes are in escrow at an average price of $371,000 and the final home is under construction and has been released for sale.

In April 2005, we acquired an additional 73 unentitled lots in Lancaster. The entitlement process is near completion; however, we have determined that the construction start for the 73-unit project, which has no recorded loan, will be deferred until sales activity in the market has improved.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. During 2006, we delivered three homes at an average price of $537,000. We delivered three homes during the first half of 2007 at an average price of $494,000. As of July 30, 2007 four homes are in escrow at an average price of $497,000 and 10 additional homes are completed or under construction and have been released for sale.

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

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Minority interest represents the equity interest of our joint venture partner for one consolidated venture and is further described in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the first quarter of 2007, we recorded an impairment charge of $4.0 million related to our real estate inventories for the remaining homes at our Woodhaven project in the City of Beaumont. To date, we have not recorded impairment charges for our other projects primarily because most of our lot acquisitions were negotiated prior to 2005 (thus reflecting less expensive land prices and benefiting from home price appreciation during 2005 that exceeded the decline in home prices during 2006 and the first quarter of 2007).  However, as required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.32% as of July 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of July 23, 2007, we have experienced a three-year cumulative ownership shift of approximately 38%, as computed in accordance with Section 382.

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

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three and six months ended June 30, 2007 and 2006.

Backlog as of June 30,
Homes in Backlog			Value			Average Selling Price
			($ in millions)			($ in thousands)
2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
17	49	(65.3)%	$9.7	$39.8	(75.6)%	$569	$813	(30.0)%

Homes Delivered

Three Months Ended June 30,
Homes Delivered			Value			Average Selling Price
			($ in millions)			($ in thousands)
2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
9	28	(67.9)%	$4.2	$18.8	(77.7)%	$467	$671	(30.5)%

Six Months Ended June 30,
Homes Delivered			Value			Average Selling Price
			($ in millions)			($ in thousands)
2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
24	77	(68.8)%	$16.4	$46.7	(64.9)%	$683	$607	12.6%

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

We reported revenues of $4.2 million and gross operating profit of $300,000 for the second quarter of 2007, compared with $18.8 million in revenues and gross operating profit of $3.2 million for the second quarter of 2006. Revenues in the current period reflect deliveries of nine homes, including four homes at the Chandler Ranch project in North Corona, three homes at our Alisal project in Lancaster, and one each at our Las Colinas project in Quartz Hill and our Woodhaven project in Beaumont. The comparable period of the prior year reflects deliveries of 28 homes, including 16 homes at the Alisal project in Lancaster and six homes each at the Chandler Ranch project and the Rancho Santa Fe project. The 30.5% decrease in the average selling price (see table above) primarily reflects the completion of our higher-end Rancho Santa Fe project in the first quarter of 2007, as well as sales price reductions that were necessary to be competitive in today’s challenging housing market. We generated $2.9 million less in gross operating profit from home sales during the second quarter of 2007 compared with 2006 as a result of delivering 19 fewer homes and reduced margins due to the continuing real estate slowdown which has resulted in lower selling prices. The current quarter’s homebuilding gross margin of 7.1% is lower than the comparable 2006 period gross margin of 17.0% and fourth quarter 2006 margin of 9.5% primarily due to sales price reductions and the use of incentives in order to move standing inventory and be competitive in today’s market.

The $400,000 increase in income from unconsolidated joint ventures during the second quarter of 2007 reflects the sale of a non-project land purchase option by the Oxnard joint venture in April 2007 (see Note 9 of Notes to Financial Statements).

The $200,000 decrease in other expense (income), net during the second quarter of 2007 compared with the second quarter of 2006 primarily reflects a $100,000 reduction in interest income on short-term investments and a $100,000 increase in real estate holding costs.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

We reported revenues of $16.4 million and gross operating loss of $2.9 million for the six months ended June 30, 2007, compared with $46.7 million in revenues and gross operating profit of $7.9 million for the comparable period of 2006. Revenues in the first half of 2007 reflect deliveries of 24 homes, including seven homes at our Chandler Ranch project in North Corona, six homes at our completed Rancho Santa Fe project, five homes at our Alisal project in Lancaster, three homes at our Las Colinas project in Quartz Hill, two homes at our Alisal project in Ontario and one home at our Woodhaven project in Beaumont. The comparable period of the prior year reflects deliveries of 77 homes, including 44 at our Chandler Ranch project, 26 homes at our Alisal project in Lancaster, six homes at our completed Rancho Santa Fe project and one home at our Jasper Ranch project.

Gross operating loss for the first half of 2007 includes an impairment charge of $4.0 million related to the remaining homes at our Beaumont project. This impairment charge reflects our expectations about selling prices and gross margins for the project. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We generated $6.8 million less in gross operating profit from home sales during the six months ended June 30, 2007 compared with the comparable period of 2006 as a result of delivering 53 fewer homes and reduced margins due to the continuing real estate slowdown which has resulted in lower selling prices. The homebuilding gross margin for the first six months of 2007 of 6.7% is lower than the comparable 2006 period gross margin of 16.9% and fourth quarter 2006 margin of 9.5% primarily due to sales price reductions and the use of incentives in order to move standing inventory and be competitive in today’s market.

The $400,000 increase in income from unconsolidated joint ventures during the first half of 2007 reflects the sale of a non-project land purchase option by the Oxnard joint venture in April 2007 (see Note 9 of Notes to Financial Statements).

The $600,000 increase in other expense (income), net during the first six months of 2007 compared with the comparable period of 2006 primarily reflects a $300,000 reduction in interest income on short-term investments, a $200,000 increase in warranty costs for a completed unconsolidated project, and a $100,000 increase in legal expense related to the Golden State Water litigation described in Note 9 of Notes to Financial Statements.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, and lease agreements.  A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of June 30, 2007 (in millions):

		Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
	Total	year	years	years	years
Revolving loan (a)	$47.2	$5.6	$41.6	$—	$—
Term loan (a)	137.9	9.3	78.6	50.0	—
Other project debt (a)	54.4	25.6	28.8	—	—
Operating leases	1.5	.3	.7	.5	—
Total	$241.0	$40.8	$149.7	$50.5	$—

(a)          Amounts include estimated interest expense which is calculated based on forecasted debt balances and the applicable interest rate at June 30, 2007.

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

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Six Months Ended
	June 30,
	2007	2006
Cash and cash equivalents	$5.9	$2.7
Short-term investments	—	15.1
Cash used in operating activities	(28.5)	(9.3)
Cash provided by investing activities	1.1	13.6
Cash provided by (used in) financing activities	22.7	(9.3)

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of June 30, 2007 aggregated $5.9 million. During the first half of 2007, we primarily utilized internally generated cash to fund new construction at our homebuilding projects other than Brightwater in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments.

On September 15, 2006 we obtained the $100 million Senior Secured Project Revolver (the “Revolving Loan”) as a construction facility to finance infrastructure and homebuilding activities at Brightwater as further described in Note 4 to the consolidated financial statements. This loan is funding the first $100 million of development and construction costs for the Brightwater project. Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations and includes financial covenants which may limit the amount that may be borrowed. The initial borrowing base value of the Brightwater project was determined by an independent third-party appraisal of the project on an “as-is” basis, which was $302 million as of July 6, 2006. This appraisal reflects substantial value in excess of the book value of $142 million as of June 30, 2006. Outstanding advances bear interest at our option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points.

We have substantial borrowing capacity available to us. As of June 30, 2007, based on construction in place, the immediately available borrowing capacity on our Revolving Loan and other project debt construction loan facilities is approximately $2.6 million and $9.0 million, respectively.  The additional facility availability for future construction costs is $58.7 million for Brightwater and approximately $35.5 million for other projects. We repaid $6.6 million of loans on the Rancho Santa Fe and Chandler projects in full during the first quarter of 2007. During April and July 2007, we extended the maturity dates for the $29.4 million of loans on the Ontario and Lancaster projects, respectively, to October 2007.

We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. We currently expect to make aggregate additional capital contributions of approximately $76,000 to the Oxnard joint venture during the remaining six months of 2007, bringing our total expected investment in the venture to $2.5 million (see Note 9 to the consolidated financial statements). During the first half of 2008, we expect to make additional aggregate capital contributions of approximately $1.2 million.

We believe that our cash and cash equivalents, future real estate sales proceeds, and funds available under our current credit agreements will be sufficient to meet anticipated operating and capital investment requirements and project development costs for homebuilding projects, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of June 30, 2007, we have one consolidated land option deposit for $25,000 which is non-refundable. In addition, our unconsolidated Oxnard joint venture has land deposits of $2.0 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

June 30, 2007 Compared with December 31, 2006

Cash used in homebuilding operations of $28.5 million for the first half of 2007 primarily reflects investments in real estate inventories and construction costs of $43.4 million offset by real estate sales proceeds of $15.7 million from deliveries of 24 homes. The primary sources of cash during the first six months of 2007 were $20.4 million of borrowings from our Senior Secured Project Revolver (“Revolver”) and $2.3 million of borrowings of other project debt in excess of repayments. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $4.7 million decrease in cash and cash equivalents.

The $900,000 decrease in restricted cash reflects the release of collateral for costs related to the construction of project infrastructure for two homebuilding projects in the Inland Empire and Lancaster.

The $1.0 million decrease in deferred tax assets primarily reflects the $3.3 million adjustment recorded upon the adoption of FIN 48 discussed in Note 8 of Notes to Consolidated Financial Statements, partially offset by a $2.3 million tax benefit for additional net operating losses generated during the first half of 2007.

The $1.0 million decrease in other assets primarily reflects the receipt of $1.1 million related to cancelled and replaced project insurance policies.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.  Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of June 30, 2007, we have one consolidated land option deposit of $25,000 and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $2.4 million and $1.7 million at June 30, 2007 and December 31, 2006, respectively. These joint ventures had total assets of $9.1 million and $9.5 million as of June 30, 2007 and December 31, 2006, respectively, which included land deposits of $2.0 million and $2.5 million, respectively. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of June 30, 2007, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.  In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of June 30, 2007, we had no deposits with VIEs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance of $148.4 million constant as of June 30, 2007, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.5 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the quarter ended June 30, 2007. We do not enter into or hold derivatives for trading or speculative purposes.

 Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates in September 2008. Since we do not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement; however, this was not considered material at June 30, 2007. The change in fair value of the interest rate swap agreement during the quarter ended June 30, 2007 was not material to us. The counterparties to the interest rate swap agreement are financial institutions.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in a risk factor contained in our December 31, 2006 Form 10-K, in recent periods we reported declines in the volume of homes sold, which reflect continued deteriorating market conditions in the homebuilding industry and such deterioration is expected to continue in the future. These trends became more pronounced during the first half of 2007, and we experienced a significant decline in sales orders in all of the principal areas in which we are currently selling homes. We attribute these developments to, among other things, a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, recent problems in the subprime mortgage market, decreases in the affordability of homes in the Inland Empire and Lancaster markets, increased inventory of new and used homes for sale, and pricing pressures resulting from the imbalance between supply and demand in the Inland Empire and Lancaster markets. These developments have had and may continue to have a material adverse effect on our results of operations. During the quarter ended March 31, 2007, we recorded $4.0 million of impairments to real estate inventories at our home project in Beaumont, California due to challenging market conditions. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which could lead to further write-offs for land impairments.

An earthquake or other natural disaster, terrorist act or nuclear accident could adversely affect our business.

Our Brightwater project, which recently commenced sales and represents 64% of our real estate assets as of June 30, 2007, is located in a high risk geographical area for earthquakes. In addition, all of our other real estate assets are in California and could be directly or indirectly impacted by the event of an earthquake. Our real estate assets are also located in areas that are subject to the risks of wildfires, floods and other natural disasters; and they are also in proximity to urban and coastal areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Finally, our real estate assets are located within 40 miles of the San Onofre nuclear power facility. Future earthquakes or other natural disasters, acts of terrorism or nuclear accidents could result in the destruction or loss of our real estate assets or adversely impact the demand for our homes and could, thereafter, materially impact the availability or cost of any insurance we might obtain to protect against these events. Any earthquake or other natural disaster, terrorist attack, or nuclear accident, whether or not insured, could have a material adverse effect on our financial performance, the market value of our common stock and our ability to pay dividends.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, the risk factors in this Report on Form 10-Q and those set forth in our December 31, 2006 Form 10-K.

The following risk factor was provided in our Report on Form 10-Q for the quarter ended March 31, 2007 and was added to Item 1A of the December 31, 2006 Form 10-K:

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

ITEM 4 -                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on May 15, 2007. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of our stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of at least 81.9% of the outstanding common stock represented in person or by proxy at the Annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Geoffrey W. Arens	9,429,152	789,291
Phillip R. Burnaman II	9,429,215	789,228
Raymond J. Pacini	9,429,365	789,078
Thomas W. Sabin, Jr.	9,358,108	860,335

Proposal No. 2:     The Auditor Proposal.   The holders of common stock cast 10,072,984 votes “for” and 65,742 votes “against” the proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. Such votes constituted the affirmative vote “for” the Auditor Proposal by the holders of approximately 98.6% of the outstanding common stock represented in person or by proxy at the Annual Meeting. There were 79,717 abstentions and no broker non-votes by the holders of shares of common stock with respect to the Auditor Proposal.

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

Date: August 6, 2007	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer