Form 10-Q
period 2007-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2007-11-05
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 29, 2007, 10,855,963 shares of Common Stock par value $.05 per share were outstanding.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

These forward-looking statements include, but are not limited to:

•                  statements about our strategies, plans, objectives, goals, expectations and intentions, including our platform for continued growth;

•                  information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities;

•                  the impact of demographic trends and supply constraints on the demand for and supply of housing;

•                  housing market conditions in the geographic markets in which we operate, including the relative impact of interest rates, jobs, land constraints, demographic trends, and the availability of mortgage financing;

•                  the number and types of homes and number of acres of land that we may develop and sell;

•                  the ability to deliver homes from backlog;

•                  our strategic focus on growing in existing markets and our focus on generating strong financial returns and conservatively managing our balance sheet;

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

•                  our expected homebuilding gross margin percentage, anticipated buyer demand, and expected joint venture income and deliveries;

•                  our ability to realize the value of our net operating loss carry forwards;

•                  our ability to continue relationships with current or future partners;

•                  the effectiveness and adequacy of our disclosure and internal controls;

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions, including consumer confidence, employment rates, interest rates, the cost and availability of mortgage financing, and stock market, home and land valuations; the demand for homes; fluctuations in interest rates and the availability of mortgage financing; changes in home prices; the availability and cost of land for future growth; the availability of capital; the cost and availability of construction financing; uncertainties and fluctuations in capital and securities markets; the cyclical and competitive nature of our business; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; cancellations of purchase contracts by homebuyers; the availability and cost of labor and materials; delays in the land entitlement process, development, construction, or the opening of new home communities; the significant amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; natural disasters such as earthquakes, wildfires and floods; domestic and international political events; the impact on economic conditions of terrorist attacks or the outbreak or escalation of armed conflict involving the United States; litigation and warranty claims; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; future business decisions and our ability to successfully implement our operational, growth and other strategies; and other risks discussed in our filings with the Securities and Exchange Commission.  Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$5.2	$10.6
Short-term investments	—	.5
Restricted cash	13.6	14.6
Real estate inventories	284.0	264.8
Deferred tax assets	45.7	34.7
Other assets	7.0	7.1

	$355.5	$332.3
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$12.3	$13.1
Senior secured project revolver	61.7	18.3
Senior secured term loan	125.0	125.0
Other project debt	50.1	44.9
Other liabilities	7.0	7.5

Total liabilities	256.1	208.8

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,855,963 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.3	62.3
Retained earnings	41.1	62.2
Accumulated other comprehensive loss	(1.5)	(1.5)
Total stockholders’ equity	99.4	123.5

	$355.5	$332.3

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Homebuilding	$5.2	$24.8	$21.6	$71.5

Costs of sales:
Homebuilding	5.0	21.4	20.3	60.2

Loss on impairment of real estate inventories	28.0	—	32.0	—

Gross operating (loss) profit	(27.8)	3.4	(30.7)	11.3

Selling, general and administrative expenses	1.7	1.6	4.8	4.7
Interest expense	.1	—	.1	—
Income from unconsolidated joint ventures	(.1)	(.1)	(.5)	(.1)
Other (income) expense, net	—	(.3)	.1	(.8)

(Loss) income before income taxes	(29.5)	2.2	(35.2)	7.5

(Benefit) provision for income taxes	(12.0)	.9	(14.3)	3.1

Net (loss) income	$(17.5)	$1.3	$(20.9)	$4.4

Net (loss) earnings per common share:

Basic	$(1.61)	$.12	$(1.92)	$.43
Diluted	$(1.61)	$.12	$(1.92)	$.42

Common equivalent shares:

Basic	10.9	10.5	10.9	10.3
Diluted	10.9	10.7	10.9	10.6

Dividends paid per common share outstanding	$—	$12.50	$—	$12.50

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(20.9)	$4.4
Adjustments to reconcile net (loss) income to cash used in operating activities:
Stock-based compensation expense	.1	.1
Distributions from unconsolidated joint ventures	.1	.1
Equity in earnings of unconsolidated joint ventures	(.5)	—
(Increase) decrease in deferred tax assets	(14.3)	3.1
Excess tax benefits from share-based payment arrangement	—	(3.6)
Gains on sales of real estate inventories	(1.3)	(11.3)
Loss on impairment of real estate inventories	32.0	—
Proceeds from sale of real estate inventories, net	20.7	71.0
Investments in real estate inventories	(70.6)	(76.5)
Changes in assets and liabilities:
Decrease (increase) in other assets	.8	(.4)
(Decrease) increase in accounts payable, accrued and other liabilities	(1.3)	.5

Cash used in operating activities	(55.2)	(12.6)

Cash flows from investing activities:
Sales of short-term investments	.5	67.4
Purchases of short-term investments	—	(38.4)
Investments in unconsolidated joint ventures	(.3)	(.6)
Change in restricted cash	1.0	(12.1)

Cash provided by investing activities:	1.2	16.3

Cash flows from financing activities:
Special dividend paid	—	(135.7)
Borrowings of senior secured project revolver	43.4	9.0
Borrowings of senior secured term loan	—	125.0
Borrowings of other project debt	16.4	25.0
Repayments of other project debt	(11.2)	(25.8)
Proceeds from exercise of stock options	—	3.1
Tax benefit from exercise of stock options	—	3.6
Deferred financing costs	—	(3.1)
Minority interest distributions	—	(.3)

Cash provided by financing activities	48.6	.8

Net (decrease) increase in cash and cash equivalents	(5.4)	4.5

Cash and cash equivalents - beginning of period	10.6	7.7

Cash and cash equivalents - end of period	$5.2	$12.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.2	$4.7

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the current year’s previously issued Quarterly Reports on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

In accordance with SFAS 144, in developing estimated future cash flows for impairment testing for its real estate inventories, the Company has incorporated its own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs and financing costs regarding real estate inventories. The Company’s assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company’s estimates of future cash flows. For those communities deemed to be impaired, the Company determined fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

The impairment charges recorded during the three and nine months ended September 30, 2007 are as follows (in millions):

Project	Location	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Inland Empire:
Chandler Ranch	North Corona	$.4	$.4
Alisal at Ontario	Ontario	1.8	1.8
Woodhaven	Beaumont	3.9	7.9
Hearthside Lane	Corona	16.5	16.5
	Subtotal – Inland Empire	22.6	26.6

Lancaster:
Quartz Hill	Lancaster	5.4	5.4

	Total – All Projects	$28.0	$32.0

The Company recorded additional impairment charges of $28.0 million during the third quarter of 2007 as a result of the continuing slowdown in the housing market and the Company’s current expectations about the pace of sales and sales prices. To date, the Company has recorded impairment charges for five of its active projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the three and nine months ended September 30, 2006, the average market price of the Company’s common stock exceeded the exercise price of outstanding stock options. Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from the exercise of 12,500 options during the second quarter of 2006, an additional 679,996 options which were exercised during the third quarter of 2006 and the potential exercise of an additional 15,000 options which remained outstanding at September 30, 2006.

The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares used in computing basic earnings per common share	10.9	10.5	10.9	10.3
Dilutive effect of stock options	—	.2	—	.3
Shares used in computing diluted earnings per common share	10.9	10.7	10.9	10.6

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

Note 3 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and seven additional communities in four Southern California counties. At September 30, 2007, real estate inventories aggregated 761 lots and homes, including 21 homes completed and unsold, and 18 homes completed and in escrow. For the three and nine months ended September 30, 2007, real estate inventories reflects asset impairment charges of $28.0 million and $32.0 million, respectively. See additional discussion in Note 2. Real estate inventories at September 30, 2007 included $208.9 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”). Brightwater is under development for 356 homes as discussed below. In addition, real estate inventories include approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

The Brightwater planned community offers a broad mix of home choices, averaging 2,850 square feet and ranging in size from 1,710 square feet to 4,090 square feet. The community also has 37 acres of open space and conservation area. With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company owns land adjacent to the Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community.

Model home construction for The Trails and The Sands products was completed in July 2007. The Company began selling homes at The Trails and The Sands in August 2007 and expects to begin delivering homes for these products during the fourth quarter of 2007. As of September 30, 2007, there were 10 Brightwater homes in escrow at an average price of $1.2 million for homes averaging 1,949 square feet. Construction of models for the remaining two products, The Cliffs and The Breakers, began during the first quarter of 2007 and is expected to be completed in January 2008. The Company expects to begin offering homes for sale at The Cliffs and The Breakers in February 2008. However, there can be no assurance in that regard, or as to the absence of further development or construction delay.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$17.8	$6.5	$10.2	$6.1
Interest incurred and capitalized	5.1	1.6	13.5	3.9
Charged to cost of sales	(.3)	(.9)	(1.1)	(2.8)
Capitalized interest, end of period	$22.6	$7.2	$22.6	$7.2

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

Beginning December 31, 2008 and at the end of each subsequent quarter, the commitment amount will decrease by $25 million until the commitment under the Revolving Loan is reduced to zero by the final maturity date on September 15, 2009. The Revolving Loan is also subject to mandatory repayments based on 40% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including a leverage covenant and a minimum consolidated tangible net worth covenant of $100 million. As a result of the sustained downturn in the homebuilding industry, the tangible net worth covenant was reduced to $80 million, effective as of September 30, 2007, for a fee of $142,500, with no change to the Company’s borrowing rate. As of September 30, 2007, the Company was in compliance with its covenants. As of September 30, 2007, the Company has taken impairment charges totaling $32.0 million which have negatively affected the Company’s earnings and net worth.

Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. The initial borrowing base value of the Brightwater project was determined by an independent third-party appraisal of the project on an “as-is” basis as of July 6, 2006. Certain subsidiaries of the Company provided full unconditional guarantees. The Revolving Loan includes financial covenants which may limit the amount that may be borrowed. Outstanding advances bear interest at the Company’s option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points.

As of September 30, 2007 and December 31, 2006, $61.7 million and $18.3 million, respectively, was outstanding under the Revolving Loan. As of September 30, 2007, the undrawn availability was $38.3 million, as limited by the borrowing base formulas. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2007 was $900,000 and $2.1 million, respectively, at a weighted-average interest rate of 7.31% and 7.32%, respectively, which reflects the Company’s elected rate of LIBOR plus 2%.

Initial loan fees and closing costs of approximately $800,000 incurred for the Revolving Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of September 30, 2007 and December 31, 2006, approximately $531,000 and $734,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets.

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

On December 31, 2008, September 30, 2009 and September 30, 2010, the commitment amount will decrease by $15 million, $25 million, and $35 million, respectively. Thereafter, at the end of each subsequent quarter, the Term Loan commitment amount will decrease in four equal installments of $12.5 million, until the commitment under the agreement is reduced to zero by the final maturity date on September 15, 2011. The Term Loan is also subject to mandatory repayments based on 60% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above.

Under the Term Loan, the Company is required to comply with a number of covenants, including covenants related to leverage, a minimum ratio of EBITDA to interest, and a minimum consolidated tangible net worth of $100 million. As a result of the sustained downturn in the homebuilding industry, the Term Loan was amended, effective as of September 30, 2007, for a fee of $187,500, with no change to the Company’s borrowing rate. The amendment reduced the minimum ratio of EBITDA to interest covenant from a range of 1.0 to 2.5, phased in beginning in the first quarter of 2008 through the fourth quarter of 2009, to a range of 1.00 to 2.5, phased in beginning in the third quarter of 2008 through the fourth quarter of 2009 to provide greater operating flexibility and accommodate the Company’s currently anticipated operating results for 2008. The Term Loan was also amended to reduce the tangible net worth covenant from $100 million to $80 million, effective as of September 30, 2007. As of September 30, 2007, the Company is in compliance with these covenants. As of September 30, 2007, the Company has taken impairment charges totaling $32.0 million which have negatively affected the Company’s earnings and net worth.

Availability under the Term Loan is subject to the applicable borrowing base loan to value limitations. The loan to value limits total lender advances under the Term Loan and the Revolving Loan to 65% of asset value. This is based upon the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding. The outstanding balance bears interest at the Company’s option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points.

As of September 30, 2007 and December 31, 2006, $125 million was outstanding under the Term Loan. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and nine months ended September 30, 2007 was $2.7 million and $7.9 million, respectively, at a weighted-average interest rate of 8.10% and 8.08%, respectively, which reflects the Company’s elected rate of LIBOR plus 2.75%.

Initial loan fees and closing costs of $2.3 million incurred for the Term Loan on September 15, 2006 are deferred and included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered. As of September 30, 2007 and December 31, 2006, approximately $1.8 million and $2.2 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. Since the Company does not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement, however, this was insignificant at September 30, 2007. The change in fair value of the interest rate swap agreement during the three and nine months ended September 30, 2007 was not material. The counterparties to the interest rate swap agreement are financial institutions.

Note 6 – Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans are secured by first trust deeds and bear an interest rate of prime plus one-half or prime plus three-fourths percent (8.25% to 8.5% at September 30, 2007). Some of these loan facilities have a minimum interest rate ranging from 5.75% to 7.5%. During the three and nine months ended September 30, 2007, Hearthside Homes, Inc. did not enter into any new loan facilities.

During the third quarter of 2007, the Company extended the Beaumont loan for three months to December 17, 2007, with the option to exercise three additional three-month extensions subject to achieving minimum sales of four homes for each of the three-month periods beginning September 17, 2007, December 18, 2007 and March 18, 2008. In addition, during October 2007, the Company extended the Ontario and Lancaster loans to December 1, 2007 and September 30, 2008, respectively. The Company has two additional three-month extensions available for the Ontario loan, subject to achieving minimum sales of two homes for each of the three-month periods beginning October 19, 2007 and January 18, 2008, or the equivalent repayment minimums. The Lancaster loan extension requires minimum repayments of $1 million per quarter by January 1, 2008, April 1, 2008 and July 1, 2008. The following amounts were available and outstanding under these loan facilities as of September 30, 2007 and December 31, 2006 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	September 30, 2007	December 31, 2006

Rancho Santa Fe	$10.4	—	—	$—	$3.8
Corona-Chandler	14.8	—	—	—	.8
Corona-Chandler	1.9	—	—	—	1.9
Beaumont	17.9	82	12/17/07	11.0	10.7
Ontario	11.7	15	1/19/08	3.9	4.6
Lancaster	14.0	69	9/30/08	3.2	2.2
Corona-Hellman	54.5	151	1/7/09	32.0	20.9

				$50.1	$44.9

Note 7 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30, 2007	December 31, 2006
Accrued pensions and benefits	$3.9	$4.1
Home warranty reserves	2.2	2.4
Contingent indemnity and environmental obligations	1.3	1.4
Unamortized discount	(.4)	(.4)
	$7.0	$7.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$2.4	$2.2	$2.4	$2.1
Provision	.1	.3	.3	.5
Payments	(.3)	(.1)	(.5)	(.2)
Balance at end of period	$2.2	$2.4	$2.2	$2.4

Note 8 - Income Taxes

The following is a summary of the tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current taxes	$—	$(.7)	$—	$—
Deferred taxes	(12.0)	1.6	(14.3)	3.1
Provision (benefit) for income taxes	$(12.0)	$.9	$(14.3)	$3.1

The net deferred tax balance at September 30, 2007 and December 31, 2006 is primarily composed of federal net operating losses (“NOLs”). The Company has concluded that it is “more likely than not” that the Company will be able to generate sufficient taxable income to realize such assets. Therefore, the Company has no valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties. Such uncertainties include the availability of real estate for development at economically viable prices, government approvals, results of litigation and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets.

The federal NOLs available as of September 30, 2007 were approximately $137 million. The amount of federal NOLs which expire if not utilized is zero for 2007 and $3 million, $11 million, $49 million, $42 million, and $32 million for 2008, 2009, 2010, 2011 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.5% as of October 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company believes it has net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that the Company is able to recognize these gains within the five-year time limitation. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 37% as of October 29, 2007, as computed in accordance with Section 382.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $137 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of construction at Brightwater in 2006, and the related built-in-gain of the project, the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. There have been no changes to this amount during the three and nine month periods ended September 30, 2007. Of the Company’s unrecognized tax benefits of $5.1 million at September 30, 2007, $200,000 would decrease the Company’s effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of September 30, 2007, the Company has not recorded any interest or penalties related to unrecognized tax benefits.

The tax years 2003-2006 remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The Company has utilized NOLs generated between 1990 and 1994 to offset taxable income in those years and expects to utilize NOLs generated between 1994 and 1997 and in 1999, 2006 and 2007 in future years.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2006, the Company had one consolidated $25,000 land option deposit which was refunded in September 2007.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at September 30, 2007. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Oxnard LLC is funded by both of its members. Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. In June 2007, the members agreed to provide up to an additional $5.7 million, to be contributed equally by the members, to complete the business plan. As of September 30, 2007, the members have contributed an aggregate of $3.1 million of additional capital. During the three and nine months ended September 30, 2007, the members each contributed approximately $224,000 and $347,000, respectively, to the Oxnard LLC.

The Company’s total investment in the Oxnard LLC as of September 30, 2007 is $2.4 million. The Company expects to make additional aggregate capital contributions of approximately $140,000 to the Oxnard LLC during the remaining three months of 2007, bringing the Company’s total expected investment to $2.6 million. During the first nine months of 2008, the Company expects to make additional aggregate capital contributions of up to approximately $1.2 million.

In addition to the land purchase options for the project property, the Oxnard LLC held a land purchase option which controlled property which was expected to provide fill dirt for the project property. On April 16, 2007, the Oxnard LLC sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard LLC received net proceeds of approximately $1.6 million and is utilizing the proceeds to fund ongoing entitlement and development costs.

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

In January 2007, the Company issued a total of 3,255 shares of its common stock to three independent directors under the Director Fee Program, which is a component of the 1993 Plan. These shares vest at the rate of 25% per quarter during 2007. The Company did not grant any options during the three and nine months ended September 30, 2007. During the comparable periods of 2006, the Company granted 2,500 and 7,500 options, respectively, with a fair value of $24,000 and $71,000, respectively. The grants vest 50% after one year and 100% after two years, and the options have a term of 10 years. Pursuant to SFAS 123 and SFAS 123(R), the Company recorded $28,000 and $98,000 of compensation expense during the three and nine months ended September 30, 2007, respectively, which is reflected in additional paid-in capital. During the comparable periods of 2006, the Company recorded $20,000 and $54,000 of compensation expense. A summary of the status of the Company’s 1993 Plan for the nine months ended September 30, 2007 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58
Granted	—	$—
Exercised	—	$—
Outstanding, September 30	17,500	$21.58	8.35 years

Fully vested and exercisable at September 30	15,000	$26.03	8.22 years
Available for future grants at September 30	361,733

As of September 30, 2007, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 8.35 years. All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at September 30, 2007 was insignificant.

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

The weighted-average assumptions used for stock option grants during the nine months ended September 30 follows:

	2007	2006
Risk-free interest rate	n/a	5.0%
Expected life (in years)	n/a	4
Expected volatility	n/a	23.0%
Expected dividends	None	None

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

Once our residential land is entitled, we may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes. The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. During the next 12 months, we will focus our primary efforts to:

•                  begin delivering homes for The Trails and The Sands neighborhoods at our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California in December 2007;

•                  complete model home construction for The Cliffs and The Breakers neighborhoods at our 356-home Brightwater project and begin offering homes for sale in February 2008;

•                  complete the entitlement process for a 168-acre joint venture project near Oxnard, California currently being planned for 554 single-family detached homes and 347 attached homes (townhomes, condominiums and apartments) during 2008; and

•                  maximize deliveries and revenues of our other homebuilding projects throughout Southern California.

However, we may also consider other strategic opportunities; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

Our total revenues for the three months ended September 30, 2007 and 2006 were $5.2 million and $24.8 million, respectively, and $21.6 million and $71.5 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, we delivered 12 and 36 homes, respectively, and for the nine months ended September 30, 2007 and 2006, we delivered 36 and 113 homes, respectively. Our total assets as of September 30, 2007 and December 31, 2006 were $355.5 million and $332.3 million, respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,000 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q, which provided $125 million to fund the $12.50 special dividend to our stockholders on September 28, 2006 that is described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, we had $236.8 million of debt against $99.4 million of book equity and a $133.3 million equity market capitalization.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our website address is http://www.californiacoastalcommunities.com and our telephone number is (949) 250-7700. Through our website we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Copies of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. In addition, at our website we post current versions of our code of ethics, audit committee charter and nominating committee charter.

Outlook

Our homebuilding outlook varies significantly between the high-end coastal location of our Brightwater project in Huntington Beach and our inland projects. Conditions in the Inland Empire and Lancaster markets continue to be very challenging and we expect these conditions to continue through 2008 or 2009.

While our Brightwater community is exposed to current uncertainties in the housing market which have affected consumer behavior, we remain optimistic about sales at Brightwater due to the limited supply of new home communities on the coast and the absence of competition from other homebuilders in the Huntington Beach market. Given today’s challenging market conditions, we are pleased to have 10 sales orders for The Trails and The Sands neighborhoods as of September 30, 2007 (discussed below under “Our Current and Future Homesites—Brightwater at Bolsa Chica”). We expect the sales pace to increase at Brightwater after we open the larger model homes for The Cliffs and The Breakers in February 2008. While price competition is essential for us to sell homes in our inland markets, we do not plan to offer discounts at Brightwater, which represents one of the last opportunities to purchase a new home in a master-planned community on the Southern California coast.

The housing market downturn that began in 2006 continued into the first nine months of 2007 and is expected to continue through 2008 or 2009. The sustained softness in the housing market is compounded by ongoing difficulties in the mortgage lending industry and the continued tightening of credit available to some homebuyers. During the third quarter of 2007, net new orders increased to 23 homes compared with 17 homes during the comparable period of 2006, primarily due to the grand opening of The Trails and The Sands at Brightwater in August 2007 which yielded 10 sales orders. Cancellations as a percentage of new orders were 28% during the third quarter of 2007, compared with approximately 31% during the first half of 2007, 41% for the fourth quarter of 2006, and 37% for the third quarter of 2006. There were no cancellations at Brightwater during the third quarter of 2007. Backlog as of September 30, 2007 decreased to 28 homes compared with 31 homes as of September 30, 2006 due to fewer homes in backlog at June 30, 2007 and reduced sales activity in our Inland Empire and Lancaster markets during the first nine months of 2007.

This sales slowdown reflects an overall softening of demand for new homes, as well as an oversupply of homes available for sale. We attribute the reduction in demand to reduced affordability of new homes due to rapid price increases between 2002 and 2005 and declines in consumer confidence related to concerns on the part of prospective home buyers about the future direction of home prices, and their ability to obtain financing and sell existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and start few homes without having a signed agreement of sale. As of September 30, 2007 we had standing inventory of 21 homes compared with 46 homes as of December 31, 2006 and 33 homes as of June 30, 2007.

We have also been impacted by an overall increase in the supply of homes available for sale in our markets as certain large homebuilders continue to build product in excess of current demand and as speculators attempt to sell the homes they previously purchased. At the same time, many of the large national homebuilders operating in our markets are aggressively attempting to reduce their inventories by offering significant incentives and/or lowering prices, leading to lower gross margins on home sales.

As the housing market downturn continues to unfold, we continue to adjust and reevaluate our operating strategy to improve our margins and liquidity. Our operating strategy includes:

•      continuing to assess our owned land position to identify those assets that should be sold or repositioned;

•                  adjusting our cost structure to today’s market conditions by rebidding subcontracts and materials in line with reduced demand;

•                  offering more incentives and price reductions at our inland projects to reduce standing inventories and achieve acceptable levels of sales volume and cash flow; and

•      limiting construction starts to better align with sales activity.

Despite the housing market slowdown, we continue to remain cautiously optimistic about the future growth of our business given the potential of our Brightwater project. The long-term outlook for homebuilding in Southern California remains strong due to the continuing regulation-induced constraints on lot supplies. We have traditionally employed a conservative approach to managing our real estate inventories and believe we are well-positioned, with Brightwater representing 74% of our real estate inventories, to withstand the effects of the continuing market downturn. While the current weaknesses in the homebuilding market has impacted our Brightwater project, that impact appears less severe than the weakness in our inland markets. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market. However, there can be no assurance that further negative impacts will not occur, and there is substantial uncertainty regarding the depth and duration of the current downturn in the Southern California residential real estate market.

In particular, the following events may exert recessionary pressures on the Southern California economy and may have further negative impacts on the Southern California housing market: (i) the ongoing difficulties in the mortgage lending industry and more stringent lending standards which have negatively impacted the ability of certain homebuyers to obtain financing, (ii) increases in foreclosures due to interest rate adjustments on variable rate or “teaser” rate mortgages and other factors, (iii) the significant increases in home prices between 2002 and 2005 and the related decline in the affordability of new homes in Southern California, (iv) the decline in consumer confidence with respect to the housing market, (v) the state of the national economy and the possibility of a recession in the future, and (vi) uncertainties with respect to inflation and the direction of future interest rate changes.

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

•                  San Bernardino County in the City of Ontario; and

•                  Northern Los Angeles County in the City of Lancaster.

We started selling homes at our Brightwater community in Orange County during August 2007 and plan to process permits for seven homes on adjacent parcels in the City of Huntington Beach, which would bring the total unit count up to 356. The following chart describes our current projects, their location and our lot inventories as of September 30, 2007:

Project	Location	9/30/07 Lot Inventory

Orange County:
The Trails at Brightwater	Huntington Beach	62
The Sands at Brightwater	Huntington Beach	78
The Cliffs at Brightwater	Huntington Beach	107
The Breakers at Brightwater	Huntington Beach	109
	Subtotal – Orange County	356

Inland Empire:
Chandler Ranch	North Corona	13
Alisal at Ontario	Ontario	15
Woodhaven	Beaumont	82
Hearthside Lane	Corona	151
	Subtotal – Inland Empire	261

Lancaster:
Alisal at Lancaster	Lancaster	2
Lancaster II	Lancaster	73
Quartz Hill	Lancaster	69
	Subtotal – Lancaster	144

	Total – All Projects	761

These homebuilding projects are currently expected to generate cash flows and gross operating margins through mid-2011. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

The 110-acre Bolsa Chica upper mesa is the largest property in our portfolio, representing approximately 74% of our real estate inventories as of September 30, 2007. The Bolsa Chica upper mesa is one of the last large undeveloped coastal properties in Southern California, and is located in Orange County, approximately 35 miles south of downtown Los Angeles. Bolsa Chica is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Our holdings on the Bolsa Chica mesa include 68 acres of developable land on the upper mesa currently under development for a residential community known as Brightwater, 37 acres of open space and conservation area in the planned community, and five acres in the City of Huntington Beach which are currently zoned agricultural. We are analyzing development alternatives for this 5-acre parcel and expect to submit a proposed site plan to the City of Huntington Beach during 2008.

We also own approximately 104 non-developable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement.

The Brightwater residential community offers a broad mix of home choices averaging 2,850 square feet and ranging in size from 1,710 square feet to 4,090 square feet. We completed construction of eight model homes for The Trails and The Sands products, which range from 1,710 to 2,160 square feet, in July 2007 and held a grand opening on August 11, 2007. Homes at The Trails and The Sands are currently offered at prices ranging from $1.0 to $1.3 million and the larger homes at The Cliffs (2,724 to 3,477 square feet) and The Breakers (3,174 to 4,090 square feet) are currently expected to be offered for sale beginning in February 2008 at prices starting at approximately $1.7 million and in excess of $2 million, respectively. To date, over 3,000 people have registered on our website requesting information about purchasing a home at Brightwater.

During the third quarter of 2007, we had sales orders for 10 homes at The Trails and The Sands at sales prices ranging from $1.1 to $1.3 million, for homes ranging from 1,710 to 2,160 square feet. For sales orders generated during the third quarter of 2007, the average home size was 1,949 square feet and the average sales price was $1,188,000 or $610 per square foot. We anticipate first deliveries at The Trails and The Sands during the fourth quarter of 2007 which should generate significant gross operating profits. We also currently expect to:

•                  complete construction of nine additional model homes for The Cliffs and The Breakers during January 2008, and

•                  start selling production homes for The Cliffs and The Breakers products during February 2008.

However, there can be no assurance that these targeted dates will be realized, or that further delays will not be encountered.

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

•                  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately four years and be completed by the end of 2011.

•                  We completed construction of model homes for The Trails and The Sands products at Brightwater during July 2007. As of September 30, 2007 we have sales orders for 10 homes at The Trails and The Sands ranging from 1,710 to 2,160 square feet. For sales orders generated during the third quarter of 2007, the average home size was 1,949 square feet and the average sales price was $1,188,000 or $610 per square foot.

•                  The finished lot component of home prices ranges from 60% to 65%.

•                  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $199,000 per lot.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $130 to $150 per square foot.

•                  Indirect costs are expected to approximate 6% of sales revenues.

•                  Brightwater is currently expected to generate gross margins of approximately 30-40% due to our low carrying value in Brightwater.

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

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire approximately 168 acres of land adjacent to the City of Oxnard in Ventura County, California. We are developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, we entered into a joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard joint venture. Hearthside Homes, Inc., our homebuilding subsidiary, is the manager of the Oxnard joint venture.

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

The option contracts give the Oxnard joint venture two years, plus up to three and one half additional years through the exercise of extensions, to complete entitlement activities before purchasing the land. The Oxnard joint venture has the right to terminate these option agreements by forfeiting the cash deposits. The Oxnard joint venture is attempting to obtain approval of its plan from the Oxnard City Council in the first half of 2008 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission in the second half of 2008; however, delays could be encountered. If the Oxnard joint venture completes the entitlement process in the time frame set forth above, and decides to build homes (rather than sell lots), most of the homes would be delivered between 2011 and 2015, based on current expectations and assumptions. The Oxnard joint venture has exercised six six-month extensions, extending the current closing date for the option contracts to February 2008, and there is one remaining six-month extension through August 2008.

The Oxnard joint venture is funded by both of its members. Hearthside Homes, Inc. made an initial contribution of $500,000. The non-managing member also made an initial contribution of $500,000 to the joint venture and, as of December 31, 2005, had made an aggregate of $4 million of first tier additional contributions. In June 2007, the members agreed to provide up to an additional $5.7 million, to be contributed equally by the members, to complete the business plan. As of September 30, 2007, the members have contributed an aggregate of $3.1 million of additional capital. During the three and nine months ended September 30, 2007, the members each contributed approximately $224,000 and $347,000, respectively, to the joint venture.

Our total investment in the venture as of September 30, 2007 is $2.4 million. We expect to make additional aggregate capital contributions of approximately $140,000 to the joint venture during the remaining three months of 2007, bringing our total expected investment in the venture to $2.6 million. During the first nine months of 2008, we expect to make additional aggregate capital contributions of up to approximately $1.2 million.

In addition to the land purchase options for the project property, the Oxnard joint venture held a land purchase option which controlled property which was expected to provide fill dirt for the project property. On April 16, 2007, the Oxnard joint venture sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard joint venture received net proceeds of approximately $1.6 million for the land and is utilizing the proceeds to fund ongoing entitlement and development costs.

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

Homebuilding

We delivered 12 homes during the third quarter of 2007, compared with 36 deliveries during the comparable period of 2006. We acquired no single-family residential lots during 2006 or the first nine months of 2007. After several years of dramatic home price appreciation in Southern California, we have seen price depreciation during 2006 and 2007 in the Inland Empire (Corona, Ontario and Beaumont) and Lancaster markets. Therefore, we have further reduced sales prices and offered incentives for a number of our homes which are not yet in escrow in response to our competition and to reflect current market pricing. The price reductions and additional incentives are expected to result in significantly reduced gross profits for the Inland Empire and Lancaster markets. As a result, we recorded asset impairment charges of $28.0 million and $32.0 million, respectively, during the three and nine months ended September 30, 2007. These charges relate to our real estate inventories for the remaining homes at our Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Quartz Hill projects. The impairment charges reflect our expectations about home prices, sales pace, sales and marketing costs, infrastructure and homebuilding costs and financing costs for these projects. As required by SFAS 144, should market conditions further deteriorate, we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists.

Deliveries of homes at our Brightwater project in coastal Huntington Beach are expected to commence during the fourth quarter of 2007. We expect to begin offering homes for sale at The Breakers and The Cliffs in February 2008.

Our homebuilding projects are described below:

							Deliveries
							Three Months		Nine Months
							Ended		Ended
		Land	Commenced		Commenced		September 30,		September 30,
	Location	Acquisition	Construction		Sales		2007	2006	2007	2006

Completed Projects	Rancho Santa Fe / Riverside	n/a	n/a		n/a		—	8	6	15

Active Projects
Brightwater	Huntington Beach	1970	2006		2007	(a)	—	—	—	—
Chandler Ranch	North Corona	2004	2005		2005		5	4	12	48
Alisal at Ontario	Ontario	2005	2005		2006		—	—	2	—
Woodhaven	Beaumont	2005	2005		2006		4	10	5	10
Hearthside Lane	Corona	2005	2005		2007		—	—	—	—
Alisal at Lancaster	Lancaster	2004	2004		2005		1	14	6	40
Quartz Hill	Lancaster	2005	2006		2006		2	—	5	—
Lancaster II	Lancaster	2005		(b)		(b)	—	—	—	—
					Total Deliveries		12	36	36	113

(a) Sales for The Trails and The Sands commenced in August 2007 and sales for The Cliffs and The Breakers are expected to commence in February 2008.

(b) To be determined subject to market conditions.

Huntington Beach. We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007. We opened for sales during the third quarter of 2007 and, as of October 31, 2007, 10 homes are in escrow at an average price of $1.2 million and 13 additional homes have been released for sale. We expect to begin delivering The Trails and The Sands homes in December 2007. We currently expect to complete construction of nine model homes for The Cliffs and The Breakers in January 2008 and open for sales in February 2008.

Corona. We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. During the first nine months of 2007, we delivered 12 homes at an average price of $555,000. As of October 31, 2007, six homes are in escrow at an average price of $474,000 and six additional homes are completed and have been released for sale.

During April 2005, we acquired 151 additional lots in Corona. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we opened for sales during the second quarter of 2007. We delivered two homes at an average price of $599,000 during October 2007. As of October 31, 2007, three homes are in escrow at an average price of $589,000 and 17 additional homes have been released for sale.

Ontario. During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site situated very close to the projects we completed in the City of Chino in 2005. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2006 at an average price of $675,000, and two homes during the first nine months of 2007 at an average price of $673,000. We delivered two additional homes at an average price of $626,000 during October 2007. As of October 31, 2007, three homes are in escrow at an average price of $635,000 and 10 additional homes are completed or under construction and have been released for sale.

Beaumont. We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000. During the first nine months of 2007 we delivered five homes at an average price of $314,000. We delivered one additional home at a price of $384,000 during October 2007. As of October 31, 2007, four homes are in escrow at an average price of $362,000 and 11 additional homes are completed or under construction and have been released for sale.

Lancaster. We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,850 square feet during the third quarter of 2004 and opened for home sales in January 2005. During 2005 and 2006, we delivered 55 homes and 41 homes, respectively, at average prices of $406,000 and $448,000, respectively. We delivered six homes during the first nine months of 2007 at an average price of $407,000. As of October 31, 2007, one home is in escrow at a price of $369,000 and the final home is under construction and has been released for sale.

In April 2005, we acquired an additional 73 unentitled lots in Lancaster. We have determined that the construction start for the 73-unit project, which has no recorded loan, will be deferred until sales activity in the market has improved. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. During 2006, we delivered three homes at an average price of $537,000. We delivered five homes during the first nine months of 2007 at an average price of $479,000. During October 2007, we delivered two additional homes at an average price of $434,000. As of October 31, 2007 two homes are in escrow at an average price of $392,000 and eight additional homes are completed or under construction and have been released for sale.

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

In accordance with SFAS 144, in developing estimated future cash flows for impairment testing for our real estate inventories, we incorporated our own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs and financing costs regarding real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determined fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

The impairment charges recorded during the three and nine months ended September 30, 2007 are as follows (in millions):

Project	Location	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Inland Empire:
Chandler Ranch	North Corona	$.4	$.4
Alisal at Ontario	Ontario	1.8	1.8
Woodhaven	Beaumont	3.9	7.9
Hearthside Lane	Corona	16.5	16.5
	Subtotal – Inland Empire	22.6	26.6

Lancaster:
Quartz Hill	Lancaster	5.4	5.4

	Total – All Projects	$28.0	$32.0

We recorded additional impairment charges of $28.0 million during the third quarter of 2007 as a result of the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, we have recorded impairment charges for five of our active projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.5% as of October 2007) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of October 29, 2007, we have experienced a three-year cumulative ownership shift of approximately 37%, as computed in accordance with Section 382.

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

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three and nine months ended September 30, 2007 and 2006.

Backlog as of September 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
28	31	(9.7)%	$21.4	$22.0	(2.7)%	$765	$710	7.7%

Homes Delivered
Three Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
12	36	(66.7)%	$5.2	$24.8	(79.0)%	$433	$689	(37.2)%

Homes Delivered
Nine Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
36	113	(68.1)%	$21.6	$71.5	(69.8)%	$600	$633	(5.2)%

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

We reported revenues of $5.2 million and gross operating loss of $27.8 million for the third quarter of 2007, compared with $24.8 million in revenues and gross operating profit of $3.4 million for the third quarter of 2006. Revenues in the current period reflect deliveries of 12 homes, including five homes at the Chandler Ranch project in North Corona, four homes at our Woodhaven project in Beaumont, two homes at our Las Colinas project in Quartz Hill, and one home at our Alisal project in Lancaster. The comparable period of the prior year reflects deliveries of 36 homes, including 14 homes at our Alisal project in Lancaster, 10 homes at our Woodhaven project in Beaumont, eight homes at our Rancho Santa Fe project, and four homes at our Chandler Ranch project. The 37.2% decrease in the average selling price (see table above) primarily reflects deliveries of our higher-end Rancho Santa Fe project in the third quarter of 2006 and the completion of the project during the first quarter of 2007, as well as sales price reductions that were necessary to be competitive in today’s challenging housing market.

We generated $3.2 million less in gross operating profit from home sales during the third quarter of 2007 compared with 2006 as a result of delivering 24 fewer homes and reduced margins due to the continuing real estate slowdown which has resulted in lower selling prices and greater incentives. The current quarter’s homebuilding gross margin of 3.8% before impairment charges is lower than the comparable 2006 period gross margin of 13.7% and fourth quarter 2006 margin of 9.5% primarily due to sales price reductions and the use of incentives in order to move standing inventory and be competitive in today’s market.

Gross operating loss for the third quarter of 2007 includes an impairment charge of $28.0 million related to the remaining homes at our Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Quartz Hill projects. This impairment charge reflects our current expectations about selling prices and gross margins for the project. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

The $300,000 decrease in other expense (income), net during the third quarter of 2007 compared with the third quarter of 2006 primarily reflects a reduction in interest income on short-term investments.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

We reported revenues of $21.6 million and gross operating loss of $30.7 million for the nine months ended September 30, 2007, compared with $71.5 million in revenues and gross operating profit of $11.3 million for the comparable period of 2006. Revenues in the first nine months of 2007 reflect deliveries of 36 homes, including 12 homes at our Chandler Ranch project in North Corona, six homes each at our completed Rancho Santa Fe project and our Alisal project in Lancaster, five homes each at our Las Colinas project in Quartz Hill and our Woodhaven project in Beaumont, and two homes at our Alisal project in Ontario. The comparable period of the prior year reflects deliveries of 113 homes, including 48 at our Chandler Ranch project, 40 homes at our Alisal project in Lancaster, 14 homes at our completed Rancho Santa Fe project, 10 homes at our Woodhaven project in Beaumont, and one home at our Jasper Ranch project.

Gross operating loss for the first nine months of 2007 includes impairment charges of $32.0 million related to the remaining homes at our Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Quartz Hill projects. These impairment charges reflect our current expectations about selling prices, gross margins, and sales pace for the projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We generated $10.0 million less in gross operating profit from home sales during the nine months ended September 30, 2007 compared with the comparable period of 2006 as a result of delivering 77 fewer homes and reduced margins due to the continuing real estate slowdown which has resulted in lower selling prices and greater incentives. The homebuilding gross margin for the first nine months of 2007 of 6.0% before impairment charges is lower than the comparable 2006 period gross margin of 15.8% and fourth quarter 2006 margin of 9.5% primarily due to sales price reductions and the use of incentives in order to move standing inventory and be competitive in today’s market.

The $900,000 increase in other expense (income), net during the first nine months of 2007 compared with the comparable period of 2006 primarily reflects a $600,000 reduction in interest income on short-term investments, a $200,000 increase in warranty costs for a completed unconsolidated project, and a $100,000 increase in legal expense related to the Golden State Water litigation, which was settled for an immaterial amount in the second quarter of 2007 and is described in Note 11 of Notes to Financial Statements in our 2006 Annual Report on Form 10-K.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of September 30, 2007 (in millions):

		Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
	Total	year	years	years	years
Revolving loan (a)	$72.5	$31.6	$40.9	$—	$—
Term loan (a)	141.9	24.9	67.0	50.0	—
Other project debt (a)	56.9	22.1	34.8	—	—
Operating leases	1.5	.3	.7	.5	—
Total	$272.8	$78.9	$143.4	$50.5	$—

(a)          Amounts include estimated interest expense which is calculated based on forecasted debt balances and the applicable interest rate at September 30, 2007.

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

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Nine Months Ended
	September 30,
	2007	2006
Cash and cash equivalents	$5.2	$12.2
Short-term investments	—	1.3
Cash used in operating activities	(55.2)	(12.6)
Cash provided by investing activities	1.2	16.3
Cash provided by financing activities	48.6	.8

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of September 30, 2007 aggregated $5.2 million. The decrease in our cash and cash equivalents reflects our cash management practice of minimizing outstanding borrowings to reduce the negative arbitrage between interest income earned on our cash and interest costs on outstanding debt. At September 30, 2007, we had $9.5 million of immediately available borrowing capacity as further described below. Restricted cash also includes approximately $7.7 million in an interest reserve account which will become unrestricted when we commence home deliveries at Brightwater in December 2007.

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

We have substantial borrowing capacity available to us. As of September 30, 2007, based on construction in place, the immediately available borrowing capacity on our Revolving Loan and other project debt construction loan facilities is approximately $4.0 million and $5.5 million, respectively. The additional facility availability for future construction costs is $34.3 million for Brightwater and approximately $27.6 million for other project debt. We repaid $6.6 million of other project debt on the Rancho Santa Fe and Chandler projects in full during the first quarter of 2007. During the third quarter of 2007, we extended the Beaumont loan for three months to December 17, 2007, with the option to exercise three additional three-month extensions subject to achieving minimum sales of four homes for each of the three-month periods beginning September 17, 2007, December 18, 2007 and March 18, 2008. In addition, during October 2007, we extended the Ontario and Lancaster loans to December 1, 2007 and September 30, 2008, respectively. We have two additional three-month extensions available for the Ontario loan, subject to achieving minimum sales of two homes for each of the three-month periods beginning October 19, 2007 and January 18, 2008, or the equivalent repayment minimums.

In October 2007, we amended the Term Loan and Revolving Loan to reduce the tangible net worth covenant from $100 million to $80 million, effective September 30, 2007. In addition, the Term Loan was also amended to reduce the minimum ratio of EBITDA to interest incurred covenant from a range of 1.0 to 2.5, phased in beginning in the first quarter of 2008 through the fourth quarter of 2009, to a range of 1.0 to 2.5, phased in beginning in the third quarter of 2008 through the fourth quarter of 2009 to provide greater operating flexibility and accommodate our currently anticipated operating results for 2008.

We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. We currently expect to make aggregate additional capital contributions of approximately $140,000 to the Oxnard joint venture during the remaining three months of 2007, bringing our total expected investment in the venture to $2.6 million (see Note 9 to the consolidated financial statements). During the first nine months of 2008, we expect to make additional aggregate capital contributions of up to approximately $1.2 million.

We believe that our cash and cash equivalents, future real estate sales proceeds, and funds available under our current credit agreements will be sufficient to meet anticipated operating and capital investment requirements and project development costs for homebuilding projects, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of September 30, 2007, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits of $2.5 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

September 30, 2007 Compared with December 31, 2006

Cash used in operating activities of $55.2 million for the first nine months of 2007 primarily reflects investments in Brightwater of $53.1 million, which were partially offset by $3.2 million of net cash flow generated by our inland projects ($20.7 million generated from deliveries of 36 homes less $17.5 million of project investments).

Our primary sources of cash during the first nine months of 2007 include $43.4 million of borrowings from our Senior Secured Project Revolver (“Revolver”) and $5.2 million of borrowings of other project debt in excess of repayments.

The $5.4 million decrease in cash and cash equivalents reflects our cash management practice of minimizing outstanding borrowings to reduce the negative arbitrage between interest income earned on our cash and interest costs on outstanding debt. At September 30, 2007, we had $9.5 million of immediately available borrowing capacity as further described above. Restricted cash also includes $7.7 million in an interest reserve account which will become unrestricted when we commence home deliveries at Brightwater in December 2007.

The $1.0 million decrease in restricted cash reflects the release of collateral for costs related to the construction of project infrastructure for two homebuilding projects in the Inland Empire and Lancaster.

The $11.0 million increase in deferred tax assets primarily reflects a $14.3 million tax benefit for additional net operating losses generated during the first nine months of 2007, partially offset by the $3.3 million adjustment recorded upon the adoption of FIN 48 discussed in Note 8 to Consolidated Financial Statements.

The $800,000 decrease in accounts payable and accrued liabilities reflects payments for insurance premiums related to our Brightwater project of $1.4 million and accrued compensation of $900,000, partially offset by a $1.8 million increase in accounts payable related to project construction costs.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.  Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of September 30, 2007, we have no consolidated land option deposits and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $2.5 million and $1.7 million at September 30, 2007 and December 31, 2006, respectively. These joint ventures had total assets of $10.4 million and $9.5 million as of September 30, 2007 and December 31, 2006, respectively, which included land deposits of $2.5 million for both periods. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of September 30, 2007, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of September 30, 2007, we had no deposits with VIEs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance of $174.3 million constant as of September 30, 2007, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.7 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the quarter ended September 30, 2007. We do not enter into or hold derivatives for trading or speculative purposes.

 Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates in September 2008. Since we do not use derivative financial instruments for trading purposes, the swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement; however, this was not considered material at September 30, 2007. The change in fair value of the interest rate swap agreement during the quarter ended September 30, 2007 was not material to us. The counterparties to the interest rate swap agreement are financial institutions.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are being negatively impacted by the downturn in the Southern California real estate market which may continue through 2008 or 2009.

As previously disclosed in a risk factor contained in our December 31, 2006 Form 10-K, in recent periods we reported declines in the volume of homes sold, which reflect continued deteriorating market conditions in the homebuilding industry and such deterioration is expected to continue in the future. These trends became more pronounced during the first half of 2007, and we experienced a significant decline in sales orders in all of the principal areas in which we are currently selling homes. We attribute these developments to, among other things, a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, recent problems in the mortgage lending market, decreases in the affordability of homes in the Inland Empire and Lancaster markets, increased inventory of new and used homes for sale, and pricing pressures resulting from the imbalance between supply and demand in the Inland Empire and Lancaster markets. These developments have had and may continue to have a material adverse effect on our results of operations and are currently expected to continue through 2008 or 2009. During the quarters ended September 30, 2007 and March 31, 2007, we recorded $28.0 and $4.0 million of impairments, respectively, to our real estate inventories in Southern California due to challenging market conditions. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which could lead to further write-offs for land impairments.

An earthquake or other natural disaster, terrorist act or nuclear accident could adversely affect our business.

Our Brightwater project, which recently commenced sales and represents 74% of our real estate assets as of September 30, 2007, is located in a high risk geographical area for earthquakes. In addition, all of our other real estate assets are in California and could be directly or indirectly impacted by the event of an earthquake. Our real estate assets are also located in areas that are subject to the risks of wildfires, floods and other natural disasters; and they are also in proximity to urban and coastal areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Finally, our real estate assets are located within 40 miles of the San Onofre nuclear power facility. Future earthquakes or other natural disasters, acts of terrorism or nuclear accidents could result in the destruction or loss of our real estate assets or adversely impact the demand for our homes and could, thereafter, materially impact the availability or cost of any insurance we might obtain to protect against these events. Any earthquake or other natural disaster, terrorist attack, or nuclear accident, whether or not insured, could have a material adverse effect on our financial performance, the market value of our common stock and our ability to pay dividends.

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

ITEM 6 -                EXHIBITS

10.12A *	First Amendment to Senior Secured Term Loan Agreement with KeyBank National Association.
10.13A *	First Amendment to Senior Secured Revolving Credit Agreement with KeyBank National Association.
31.1	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.**

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

Date: November 5, 2007	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer