Form 10-K
period 2007-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2008-03-13
CIK 840216

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒    NO ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant (shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances) was $51,655,125 as of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) based upon 3,047,500 shares of common stock held by such non-affiliates and the $16.95 closing price of the registrant's common stock on the NASDAQ Stock Market LLC reported for June 30, 2007.

         The number of shares of Common Stock outstanding as of February 29, 2008 was 10,871,780.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

Item 1.    Business

Overview of California Coastal Communities, Inc.

        We are a residential land development and homebuilding company with properties owned or controlled primarily in Orange County, California and also in four other Southern California counties (Los Angeles, Riverside, San Bernardino and Ventura). Our principal activities include:

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

        Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence, excess supply in the inland markets and increased volatility in the mortgage market. In view of the continuing significant economic downturn in the housing market, we currently expect that during the next 12 months our new home construction will be limited primarily to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and that our operations in other markets will focus on the sale of standing inventory, with limited construction starts of small phases (four to six homes) subject to adequate sales volume, and entitlement efforts for our joint venture project near Oxnard.

        During 2008, our primary goals will be to:

  •
  begin delivering homes for The Cliffs and The Breakers neighborhoods at our Brightwater project during the third quarter of 2008;

  •
  continue delivering homes in The Trails and The Sands neighborhoods at Brightwater;

  •
  complete the entitlement process with the City of Oxnard for a 168-acre joint venture project near Oxnard, California; and

  •
  reduce standing inventories and, therefore, maximize deliveries and revenues at our other homebuilding projects throughout Southern California.

        However, we may also consider other strategic opportunities; and there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

        Our total revenues for the years ended December 31, 2007, 2006, and 2005 were $47.0 million, $95.7 million, and $129.5 million, respectively. For the years ended December 31, 2007, 2006, and 2005 we delivered 77, 147, and 113 homes, respectively. Our total assets as of December 31, 2007 and 2006 were $367.6 million and $332.3 million, respectively, with Brightwater constituting $219.9 million (60% of total assets) and $155.8 million (47% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,000 homes to families throughout Southern California since its formation in 1994.

        Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 5 and 6 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund the $12.50 special dividend paid to our stockholders in September 2006, as described in Note 12 to the Consolidated Financial Statements. As of December 31, 2007, we had $246.6 million of debt against $101.5 million of book equity.

        As a result of the sustained downturn in the homebuilding industry and the impairment charges we recorded during the third quarter of 2007, we amended our credit facilities in October 2007 to reduce the tangible net worth covenant and to defer the phase-in of the minimum ratio of EBITDA to interest incurred covenant to accommodate our anticipated operating results for 2008.

        In addition, our credit facilities require us to make $36.8 million in aggregate principal payments by December 31, 2008, including $25 million for the revolving loan (assuming we draw the remaining $24.0 available as of December 31, 2007) and $11.8 million for the term loan. In order to make these payments out of cash flow from operations, we are striving to deliver approximately 50 homes at Brightwater by the end of 2008. Given the continued weakness in the housing and mortgage markets, particularly with respect to pricing of jumbo loans, we have initiated discussions with our lenders regarding potential amendments to the revolving loan credit facility that would defer a portion of our currently scheduled payments to future periods. We are also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that we will be successful in these endeavors, that further covenant or other amendments to our credit facilities will not be requested, or that any such requested amendments will be agreed to by our lenders.

        We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our website address is http://www.californiacoastalcommunities.com and our telephone number is (949) 250-7700. Through our website we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. In addition, at our website we post current versions of our code of ethics, audit committee charter and nominating committee charter.

Our Current and Future Homesites

        We currently have on-going Southern California homebuilding projects in:

  •
  Orange County in the Huntington Beach area;

  •
  Riverside County near the cities of Corona and North Corona, and in the City of Beaumont;

  •
  San Bernardino County in the City of Ontario; and

  •
  Northern Los Angeles County in the City of Lancaster.

        We started selling homes at our Brightwater community in Orange County during August 2007 and plan to process permits for seven homes on adjacent parcels in the City of Huntington Beach, which would bring the total unit count to 356. The following chart describes our current projects, their location and our lot and standing home inventories as of December 31, 2007:

Project	Location	Models	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	1	7	45	57
The Sands	Huntington Beach	4	—	6	64	74
The Cliffs	Huntington Beach	4	—	—	103	107
The Breakers	Huntington Beach	5	—	—	104	109

Subtotal—Orange County		17	1	13	316	347

Inland Empire/Lancaster:
Hearthside Lane	Corona	5	1	9	133	148
Woodhaven	Beaumont	4	2	9	62	77
Quartz Hill	Lancaster	3	—	5	54	62
Other developments	Various	—	1	10	2	13
Other lots	Lancaster	—	—	—	73	73

Subtotal—Inland Empire/Lancaster		12	4	33	324	373

Total—All Projects		29	5	46	640	720

        These homebuilding projects are currently expected to generate cash flows and gross operating margins through 2011. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

        Brightwater is our Orange County residential community, located on the 110-acre Bolsa Chica upper mesa adjacent to the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater is being annexed into the City of Huntington Beach as development progresses. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean and the recently restored 1,200-acre Bolsa Chica Wetlands, 62 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views. To date, over 3,500 people have registered on our website requesting information about purchasing a home at Brightwater; however, there can be no assurance that these people will ultimately purchase a home.

        Brightwater is the largest property in our portfolio, representing approximately 77% of our real estate inventories as of December 31, 2007. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area, and we expect to submit a proposed site plan to the City of Huntington Beach during 2008 to extend the Brightwater development onto a 5-acre parcel that is currently zoned agricultural.

        In July 2007, we completed construction of eight model homes at The Trails and The Sands neighborhoods and held a grand opening on August 11, 2007. We delivered the first nine homes at The Trails and The Sands during December 2007 at sales prices ranging from $1.1 to $1.3 million for 1,710 to 2,160 square foot homes. These deliveries generated $11.0 million in revenue for a 33.6% gross operating profit due, in part, to our low cost basis in Brightwater. Homes at The Trails and The Sands are presently being offered at prices ranging from $1.0 to $1.2 million; however, home prices are inherently subject to change.

        During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and began selling homes to buyers who previously registered on our priority list in February 2008. We plan to hold a grand opening for these neighborhoods on March 15, 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet, and are currently offered for sale at prices ranging from $1.5 to $3.1 million. As of February 29, 2008, we have seven sales orders for The Cliffs and The Breakers at prices ranging from $1.5 to $3.0 million for 2,724 to 4,339 square foot homes. The first of these homes are currently expected to be completed during the third quarter of 2008.

        We also own approximately 104 undevelopable acres on, or adjacent to, the Huntington Mesa. Approximately 51 acres of land on the Huntington Mesa have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater and an additional 51 acres are subject to a conservation easement.

        Key facts and assumptions regarding the Brightwater development project include the following:

  •
  Brightwater will consist of 356 homes, including 109 homes at The Breakers, 107 homes at The Cliffs, 78 homes at The Sands and 62 homes at The Trails.

  •
  There are 62 homes at Brightwater which will have unobstructed views of the Pacific Ocean and/or the Bolsa Chica wetlands, including 35 homes at The Breakers, 25 homes at The Cliffs and two homes at The Sands.

  •
  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately four years and be completed by the end of 2011.

  •
  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $200,000 per lot.

  •
  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $130 to $150 per square foot.

  •
  Indirect costs are expected to approximate 6% of sales revenues.

  •
  Based on current sales price projections, the various Brightwater products are currently expected to generate gross margins of approximately 30% to 40% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 35% to 40%, while gross margins at The Trails and The Sands are currently expected to approximate 30% to 35%.

        The estimation process involved in the determination of value is inherently uncertain because it requires estimates as to future events and market conditions. This estimation process assumes our ability to complete development and disposition of our real estate inventories in the ordinary course of business based on management's present plans and intentions. Economic, market, and environmental conditions may affect our development and marketing plans. The development of Brightwater depends upon various factors. Accordingly, the amount ultimately realized from the Brightwater project may differ materially from our current estimates and the project's carrying value.

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

        The option contracts allow the Oxnard joint venture to complete entitlement activities before purchasing the land. During March 2008, the land purchase option contracts were amended to extend the current escrow closing date to February 2009 and provide additional extensions which, if exercised, would extend the outside closing date to December 2011.

        A draft environmental impact report ("EIR") for the proposed Oxnard development was circulated for public comments during the summer of 2007. As a result of the public comments received, the City of Oxnard has decided that the EIR needs to be amended to address availability of water for the development and the impact of such development on global warming. The City plans to recirculate a revised EIR for additional public comments in the second quarter of 2008. The Oxnard joint venture is attempting to obtain approval of its development plan from the Oxnard City Council by the end of 2008 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission during 2009; however, additional delays could be encountered. Infrastructure construction is expected to take approximately one year, and build out of homes is expected to occur over the course of five to six years, based on current expectations and assumptions.

        We currently expect the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 347 of the attached units would be developed on the 168 acres of optioned land that we currently expect the Oxnard joint venture to purchase. The single-family detached product is currently expected to range from approximately 1,700 square feet to 3,400 square feet and the attached units are currently expected to range from approximately 1,050 square feet to 1,575 square feet.

        As of December 31, 2007, our aggregate capital contributions were $2.1 million and our total investment in the Oxnard joint venture was $2.6 million. In addition, as of December 31, 2007, we have incurred capitalized overhead costs of approximately $500,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.1 million. As of December 31, 2007, the non-managing member's aggregate capital contributions to the joint venture were $6.1 million. The members are currently funding capital requirements on a 50/50 basis. We expect to make additional aggregate capital contributions of approximately $600,000 to the joint venture during 2008, bringing our total expected investment in the venture to $3.2 million and our total investment in the project to $3.7 million.

        After payment of a preferred return of the greater of 10% or prime plus 5% on invested capital to us and the non-managing member, the first $8 million of profits are allocated 75% to the non-managing member and 25% to us, and profits over $8 million and losses over $5 million are generally allocated on a 50/50 basis in accordance with the operating agreement. The first $5 million of losses are generally allocated 80% to the non-managing member and 20% to us. While we are the managing member and exert a large degree of influence over the joint venture, the non-managing member does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

        In addition to the land purchase options for the project property, the Oxnard joint venture previously held a land purchase option which controlled property which was expected to provide fill dirt for the project property. On April 16, 2007, the Oxnard joint venture sold this non-project land purchase option for $1.8 million because the joint venture contracted for an alternate source for the fill dirt. The Oxnard joint venture received net proceeds of approximately $1.6 million for the land and utilized the proceeds to fund ongoing entitlement and development costs.

Homebuilding

        Our homebuilding operations include active projects in the Huntington Beach, Inland Empire (Corona, Ontario and Beaumont), and Lancaster areas of Southern California. We delivered 77 homes during 2007, compared with 147 deliveries in 2006. We acquired no single-family residential lots during 2007 or 2006 and we have no contracts to acquire land or lots except through our Oxnard joint venture. During 2007, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have continued to reduce sales prices and offer incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales. As a result, we recorded asset impairment charges of $32.0 million during 2007. These charges relate to our real estate inventories for the remaining homes at our Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Quartz Hill projects. The impairment charges reflect our expectations about home prices, sales pace, sales and marketing costs, infrastructure and homebuilding costs and financing costs for these projects. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

        In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will primarily be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, limited construction in small phases (four to six homes) subject to adequate sales volume, and entitlement efforts for our joint venture project near Oxnard.

        Our homebuilding projects are described below:

							Deliveries
		Land Acquisition	Commenced Construction		Commenced Sales
	Location						2007	2006	2005
Completed Projects	Various	n/a	n/a		n/a		6	21	58
Brightwater
The Trails	Huntington Beach	1970	2006		2007	(a)	5	—	—
The Sands	Huntington Beach	1970	2006		2007	(a)	4	—	—
The Cliffs	Huntington Beach	1970	2006		2007	(b)	—	—	—
The Breakers	Huntington Beach	1970	2006		2007	(b)	—	—	—

	Total Brightwater						9	—	—

Inland Empire/Lancaster
Chandler Ranch	North Corona	2004	2005		2005		21	58	—
Alisal at Ontario	Ontario	2005	2005		2006		9	9	—
Woodhaven	Beaumont	2005	2005		2006		10	15	—
Hearthside Lane	Corona	2005	2005		2007		3	—	—
Alisal at Lancaster	Lancaster	2004	2004		2005		7	41	55
Quartz Hill	Lancaster	2005	2006		2006		12	3	—
Future Community	Lancaster	2005	—	(c)	—	(c)	—	—	—

	Total Inland Empire/Lancaster						62	126	55

	Total Deliveries						77	147	113

(a)
Commenced in August 2007.

(b)
Commenced in February 2008.

(c)
To be determined subject to market conditions.

        Huntington Beach.    We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. During December 2007 we delivered nine homes at an average price of $1.2 million, or $609 per square foot. In addition, we completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes to homebuyers who previously registered on our priority list in February 2008. As of February 29, 2008, nine Brightwater homes are in escrow at an average price of $1.8 million, or $580 per square foot, and 15 homes are available for sale (three homes at The Cliffs and The Breakers and 12 homes at The Trails and The Sands). We plan to hold a grand opening for The Cliffs and The Breakers products on March 15, 2008.

        Corona.    We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. We delivered 21 homes during 2007 at an average price of $511,000. As of February 29, 2008, one model home is in escrow at a price of $539,000, one additional model home is completed and has been released for sale and the final two homes are under construction.

        During April 2005, we acquired 151 additional lots in Corona. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we opened for sales during the second quarter of 2007. We delivered three homes at an average price of $545,000 during 2007. As of February 29, 2008, one home is in escrow at a price of $535,000 and eight additional homes are completed and available for sale.

        Ontario.    During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2007 at an average price of $613,000 and nine homes during 2006 at an average price of $675,000. As of February 29, 2008, two homes are in escrow at an average price of $572,000 and six additional homes are completed and available for sale.

        Beaumont.    We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000 and 10 homes during 2007 at an average price of $304,000. As of February 29, 2008, one home is in escrow at a price of $302,000 and 10 additional homes are completed and available for sale.

        Lancaster.    We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,860 square feet during the third quarter of 2004 and opened for home sales in January 2005. During 2005 and 2006, we delivered 55 homes and 41 homes, respectively, at average prices of $406,000 and $448,000, respectively. We delivered seven homes during 2007 at an average price of $401,000. As of February 29, 2008, the final home is completed and is available for sale.

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

        In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. During the fourth quarter of 2006, we delivered three homes at an average price of $537,000. We delivered 12 homes during 2007 at an average price of $427,000. As of February 29, 2008, one home is in escrow at a price of $394,000 and four additional homes are completed and available for sale.

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

        As we continue to develop Brightwater, we will continue to evaluate available strategic alternatives that will maximize value to our stockholders.

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

Product Design

        We contract with outside architects, designers, engineers, consultants and subcontractors. We believe that the use of third parties for the production of the final design, engineering and construction reduces our costs, increases design innovation and quality, and reduces risks. We have a number of plans which we have used in various projects which can be re-used in new projects with appropriate modifications as necessary. We offer options and upgrades to provide our homebuyers with opportunities to customize their home to fit their lifestyle. The extent of such options and upgrades varies depending upon the project. However, we generally try to limit structural and other changes which impact the build time of the home.

        We create architectural variety within our projects by offering numerous models, floor plans, and exterior styles in an effort to enhance home values by creating diversified neighborhood appearances within our projects. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Generally, we select the exterior finishes of our homes subject to necessary architectural approvals. We offer homebuyers the opportunity to engage interior design consultants to personalize the interior of their homes. These services are offered at an additional cost to buyers through third parties contracted with by us, or the services may be provided through the homebuyer's own consultants.

Construction and Development

        We act as the general contractor for the construction of our projects. All of our construction work is performed by subcontractors. Our employees coordinate the construction of each project and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with our subcontractors are generally entered into after competitive bidding on a project-by-project basis. We have established relationships with various subcontractors and are not dependent to any material degree upon the services of any one subcontractor.

        We develop our residential projects in several phases generally ranging from approximately four to 12 homes per phase. We determine the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while we measure consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few production homes. Subsequent phases are generally not started until 80% to 100% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, we continue to accumulate data which enables us to make decisions on the pricing, timing and size of subsequent phases. Although the time required to complete a phase varies from development to development depending on the factors above and the build time, which in turn varies generally with the size and complexity of the home, we typically complete construction of a phase within one of our developments in approximately five to eight months. We are continuously developing and refining our production practices in order to reduce cycle time within the construction process.

        In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will primarily be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, limited construction in small phases (four to six homes) subject to adequate sales volume, and entitlement efforts for our joint venture project near Oxnard.

Sales and Marketing

        We typically build, furnish and landscape model homes for each residential project and maintain on-site sales offices, which are usually open seven days a week once a project fully opens. We generally sell all of our homes through our sales representatives working from the sales offices located at the model homes used in each subdivision. When appropriate, we also use cooperative brokers to sell our homes. We conduct preliminary research concerning the credit status of each potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an "earnest money deposit" usually ranging from $4,000 at our inland projects to $55,000 at The Breakers at Brightwater and complete a purchase contract for the purchase of their home. We attempt to keep our contract cancellation rate low by pre-qualifying prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process in exchange for additional deposits. We provide flooring and other amenities and upgrades to our homebuyers through the various vendors with which we contract. When home purchase contracts are canceled, we retain the deposits of non-contingent buyers and seek to identify alternative homebuyers.

        We make extensive use of advertising and promotional resources, including our website, newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because our projects are often within a multi-builder community, we are able to participate in community-wide advertising that highlights all of the projects within the same community.

        During 2007, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have continued to reduce sales prices and offer incentives for all of our homes in these markets in order to reduce standing inventory and remain competitive during this continuing significant economic downturn in the housing market.

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

        Our backlog at December 31, 2007 was five homes compared with 17 homes in backlog at year-end 2006, reflecting the ongoing slowdown in sales contracts and higher cancellation rates during 2007 as a result of an overall softening of the housing market and an increasing supply of homes available for sale in our inland markets. The aggregate sales value of our backlog was $3.0 million at December 31, 2007. Our backlog ratio was 146.4% for the fourth quarter of 2007 and 109.7% for the fourth quarter of 2006. Backlog ratio is defined as unit deliveries as a percentage of beginning backlog for the quarter. Approximately 53% of our deliveries in 2007 occurred in the fourth quarter, compared with 23% during the fourth quarter of 2006. As of February 29, 2008, four of the homebuyers in backlog have cancelled due to financial inability to perform and the fifth homebuyer cancelled because we had not started construction.

Competition

        The homebuilding industry is highly competitive and fragmented. Except for Huntington Beach, where there are limited opportunities to build new home communities, we do not have a significant market presence in any of the geographic areas where we are currently building homes or where we expect to build homes in the future. Most of our competitors have substantially greater financial resources than we do, and they have much larger staffs and marketing organizations. However, we believe we compete effectively in our existing markets as a result of our product design, development expertise, and our reputation as a producer of quality homes. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor.

Mortgage Company Services

        We offer mortgage services to our homebuyers through an unconsolidated joint venture with an affiliate of Wells Fargo Home Mortgage. We are not a lender under this arrangement, as we merely provide access to Wells Fargo as a source of home financing. The sales of our homes are not conditioned on using this arrangement.

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

Raw Materials

        Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, high prices of lumber and other materials have had a negative impact on margins during periods of strong demand, but have moderated during the housing downturn. We are continuing to monitor the supply markets to achieve the best prices available.

Homeowner Warranty

        We provide homeowners with a limited warranty for the items listed in the homeowner warranty manual, which does not include items that are covered by manufacturers' warranties (such as appliances and air conditioning) or items that are not installed by our employees or contractors (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in California may grant homebuyers rights in addition to those that we provide.

Environmental and Regulatory Matters

        Before we can develop a property, we must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, our ability to develop our Oxnard property and realize income from such project could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.

        We have expended and will continue to expend significant financial and managerial resources for compliance with environmental regulations and local permitting requirements. Although we believe our operations are generally in compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. We do not believe that such costs will have a material adverse effect on our business, financial condition or results of operations. The currently identifiable risks and uncertainties regarding other matters are discussed below in "Item 3. Legal Proceedings" and in "Note 8—Other Liabilities" to the financial statements included in this Annual Report.

Corporate Indemnification Matters

        We, and our predecessor and affiliated companies, have disposed of numerous assets and businesses since 1986. Most of these dispositions have involved businesses that are unrelated to our current operations. By operation of law or contractual indemnity provisions, we may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for these liabilities. A portion of these liabilities is supported by insurance or by indemnities from certain of our previously affiliated companies. We believe our balance sheet reflects adequate reserves for these matters. More information on our contingent indemnity and environmental obligations is contained in "Item 3. Legal Proceedings" and "Note 8—Other Liabilities" in the financial statements included in this Annual Report.

Employees

        As of February 29, 2008 we and our subsidiary companies had 55 employees. We believe that our relations with our employees are good. No employees are represented by a collective bargaining agreement.

Seasonality

        The rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We have typically delivered a greater percentage of homes in the second half of the fiscal year compared with the first half due in part to the timing of land acquisitions and the ensuing course of development and construction required prior to delivering homes. Historically, the number of homes sold during the spring and summer months is typically greater than other periods during the year, and new home deliveries trail orders for new homes by up to six months. As a result, our revenues and operating earnings from sales of homes have been significantly higher in the second half of our fiscal year in prior years. Approximately 69% of the homes delivered during 2007 were delivered during the second half of the year, compared with approximately 47% and 88% for 2006 and 2005, respectively. Deliveries during the second half of 2007 include the first nine homes at Brightwater. During 2006, we delivered a greater percentage of homes in the first half of the year due to the significantly higher backlog at the beginning of the year and a decline in sales pace throughout the year.

Available Information

        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Securities and Exchange Commission filings are available to the public at the SEC's website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

        We encourage the public to read our periodic and current reports and other information about us which are available at our website: http://www.californiacoastalcommunities.com. We think these reports provide additional information which prudent investors will find important. A copy of these filings as well as any future filings may be obtained, at no cost, by writing to our investor relations representative: Shareholder Services, 225 West Station Drive, Suite 545, Pittsburgh, PA 15219.

Item 1A.    Risk Factors

        In addition to the risks previously mentioned, the following important risk factors could adversely impact our business. These risk factors could cause our actual results to differ materially from the forward-looking and other statements that we make in periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as other statements made from time to time by our representatives. If any of the following risks develop into actual events, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected.

Factors may affect our future results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995).

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology.

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

        These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the "Risk Factors" set forth below, as well as the description of trends and other factors in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in this Form 10-K. You should also read the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

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

The homebuilding industry is experiencing a significant and sustained downturn that may continue for an indefinite period of time and adversely affect our business and results of operations.

        In 2007, we and the U.S. homebuilding industry as a whole continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. We expect the difficult conditions we experienced in 2007 to continue through 2008. Consistent with the general downturn in housing markets across the United States, we have faced a persistent oversupply of new and resale homes available for sale in our inland markets, with some areas reaching historically high levels. Our business has also encountered significant challenges from heightened builder efforts to sell homes, increased foreclosure activity, consumer reluctance to purchase homes, tighter lending standards due to turmoil in the mortgage finance and credit markets, and reduced home affordability, particularly in areas that experienced rapid sales price increases in the years leading up to the downturn. These conditions resulted in both lower overall sales compared to prior years and downward pressure on our selling prices and margins in 2007, as competition increased the need for sales incentives. We do not expect the present business environment or these trends to improve in 2008.

        In addition, during 2007 we recorded $32.0 million of impairments to our real estate inventories in Southern California due to challenging market conditions. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which could lead to further write-offs for land impairments.

        In addition, the prices of land and new homes, and the stock prices of companies like ours that build new homes, may decline further if the demand for new homes continues to weaken. A decline in the prices for new homes has had and would continue to have an adverse effect on our homebuilding business, in particular on our revenues and margins. A further decline in our stock price could also make financing or raising capital more difficult and expensive.

        We can provide no assurances that the homebuilding market will improve in the near future. In fact, we expect the weakness to continue at least through 2008 and have an adverse effect on our business and our results of operations.

Our strategies in responding to the adverse conditions in the homebuilding industry may not be successful.

        We have experienced significantly reduced gross operating profit levels and have incurred significant asset impairment charges in 2007 for inland projects. These contributed to the net loss we recognized in 2007. Also, in 2007, notwithstanding our sales strategies, we continued to experience significant reductions in sales volume and an elevated rate of sales contract cancellations. We believe that this largely reflects a decrease in homebuyer confidence, with continued price declines and increases in the level of sales incentives for both new and existing homes prompting homebuyers to forgo or delay home purchases. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to these conditions. Many of the factors that affect new orders and cancellation rates are beyond our control. It is uncertain how long the reduced sales levels and the increased level of cancellations will continue.

Market conditions in mortgage industries deteriorated significantly in 2007, which adversely affected the availability of credit for home purchasers, reduced the number of potential mortgage customers. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our homes and thereby reduce our sales.

        During 2007, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, rising defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications make it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. In general, these developments have resulted in a reduction in demand for the homes we sell and have delayed any general improvement in the housing market. These reductions in demand have had, and are expected to continue to have, a materially adverse effect on our business and results of operations in 2008.

We have incurred a significant amount of debt, and we may incur significant additional debt, which could prevent us from fulfilling our obligations and harm our financial health.

        As of December 31, 2007, our total consolidated liabilities were $266.1 million. In addition, subject to the restrictions in our $225 million credit facilities, we may incur significant additional indebtedness. There is no guarantee that this amount of additional borrowings, or any amounts, would be available to us. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

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

        The amount of our indebtedness could also have the following important consequences:

  •
  making us more vulnerable to the ongoing downturn in our business or in general economic conditions;

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

  •
  placing us at a disadvantage compared to competitors who have less debt than we do; and

  •
  make us more vulnerable in the event of a further downturn in our business or in general economic conditions.

        Our credit facilities impose restrictions on our operations and activities and require us to comply with certain financial covenants, including a maximum leverage ratio, minimum ratio of EBITDA to interest incurred, restrictions on debt incurrence, sales of assets and cash distributions by us. If we fail to comply with these restrictions or covenants, our debt could become due and payable prior to maturity.

        As a result of the sustained downturn in the homebuilding industry and the impairment charges we recorded during the third quarter of 2007, we amended our credit facilities in October 2007 to reduce the tangible net worth covenant and to defer the phase-in of the minimum ratio of EBITDA to interest incurred covenant to accommodate our anticipated operating results for 2008.

        In addition, our credit facilities require us to make $36.8 million in aggregate principal payments by December 31, 2008, including $25 million for the revolving loan (assuming we draw the remaining $24.0 available as of December 31, 2007) and $11.8 million for the term loan. In order to make these payments out of cash flow from operations, we are striving to deliver approximately 50 homes at Brightwater by the end of 2008. Given the continued weakness in the housing and mortgage markets, particularly with respect to pricing of jumbo loans, we have initiated discussions with our lenders regarding potential amendments to the revolving loan credit facility that would defer a portion of our currently scheduled payments to future periods. We are also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that we will be successful in these endeavors, that further covenant or other amendments to our credit facilities will not be requested, or that any such requested amendments will be agreed to by our lenders.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

        The agreements governing our credit facilities impose restrictions on our operations and activities. The most significant restrictions require maintenance of a maximum debt to equity (or leverage) ratio, a minimum interest coverage ratio, and a minimum level of tangible net worth, and limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, and creation of liens and asset dispositions. We are also required to receive an unqualified report from our independent registered accounting firm in connection with its annual audit of our financial statements. If we fail to comply with these restrictions or covenants, the banks could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance. Moreover, we may curtail our investment activities and other uses of cash to maintain compliance with these restrictions and covenants. Our leverage may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate and may prevent us from fulfilling our obligations.

        Our ability to meet our debt service and other obligations will depend upon our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political and other factors, many of which are beyond our control. Changes in prevailing interest rates may also affect our ability to meet our debt service obligations because borrowings under our credit facilities bear interest at floating rates. A higher interest rate on our debt could adversely affect our operating results.

        Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our credit facilities in an amount sufficient to pay our debt service obligations, or to fund our other liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

Our homebuilding operations lack geographic diversification.

        Our current homebuilding operations are limited to the following four Southern California counties: Los Angeles, Orange, Riverside and San Bernardino. Therefore, economic and other events that adversely impact this comparatively narrow geographic region will have a direct negative impact on our business and operations. Because we do not have more diversified geographic operations, the following risk factors should be considered with extreme care given the potential material adverse effect on our limited operations that could occur if any of these risks become a reality.

Our business is cyclical and downward changes in economic conditions generally or in the market regions where we operate could further decrease demand and pricing for new homes in these areas.

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

  •
  housing demand;

  •
  population growth;

  •
  employment levels and job growth; and

  •
  property taxes.

        The factors described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because prices have been declining over the last 24 months and the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction has even begun on their homes. In addition, some of the factors described above could cause some homebuyers to renegotiate for lower prices or cancel their home purchase contracts altogether.

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

        The interest rates on jumbo mortgages have exceeded interest rates on conforming loans by as much as 100 basis points since August 2007, compared with a "normal" historical spread of 25 to 30 basis points. Since most of our new home communities are priced in excess of the recent conforming loan ceiling of $417,000, these higher interest rates on jumbo mortgages have significantly reduced demand for our homes. However, the recent economic stimulus bill passed by Congress and signed by President Bush in February 2008 has raised the conforming loan ceiling for the counties in Southern California where we sell our homes, including new conforming loan ceilings of $729,750 in Orange County and $500,000 in Riverside County.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable, if new home prices decline, interest rates increase or there is a downturn in the economy.

        Our backlog numbers reflect the number of homes for which we have entered into a sales contract with a customer but not yet delivered. Except for our Brightwater project in Huntington Beach, those sales contracts typically require only a small deposit and the deposit is generally refundable if customers are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. If the prices for new homes continue to decline, interest rates increase or there is a further downturn in local or regional economies or the national economy, homebuyers may have financial incentive to terminate their existing sales contracts in order to negotiate for a lower price or to explore other options. Such a result could have an adverse effect on our homebuilding business, financial condition, and our results of operations.

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

        We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers' health and safety. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and complete residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

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

        There is often a significant amount of time between when we initially acquire land and when we begin to sell homes on that land. The market value of a proposed home can vary significantly during this time due to changing market conditions. In the past, we have benefited from increases in the value of homes over time, but as market conditions reverse, we have had to sell homes at lower prices than we anticipated. We have had to record write-downs of our home inventories and land holdings, and may need to record additional write-downs if market values continue to decline.

Home prices and sales activity in the particular markets and regions in which we do business impact our results of operations because our business is concentrated in these markets.

        Home prices and sales activity in our key markets have declined from time to time for market-specific reasons, including economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity continue to decline in one or more of the key markets in which we operate, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely impacted.

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

        Our Brightwater project, which recently commenced sales and represents 77% of our real estate assets as of December 31, 2007, is located in a high risk geographical area for earthquakes. In addition, all of our other real estate assets are in southern California and could be directly or indirectly impacted by the event of an earthquake. Our real estate assets are also located in areas that are subject to the risks of wildfires, floods and other natural disasters; and they are also in proximity to urban and coastal areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Finally, our real estate assets are located within 40 miles of the San Onofre nuclear power facility. Future earthquakes or other natural disasters, acts of terrorism or nuclear accidents could result in the destruction or loss of our real estate assets or adversely impact the demand for our homes and could, thereafter, materially impact the availability or cost of any insurance we might obtain to protect against these events. Any earthquake or other natural disaster, terrorist attack, or nuclear accident, whether or not insured, could have a material adverse effect on our financial performance, the market value of our common stock and our ability to pay dividends.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

        Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, the risk factors in this Annual Report and those set forth in our Quarterly Reports on Form 10-Q filed during the year ended December 31, 2007.

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

        Generally accepted accounting principles and accounting pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as cost of sales, inventory valuations and income taxes. Changes in these areas could significantly affect our reported costs, earnings and operating results.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

        Adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic or international instability could adversely affect our business.

Insurance coverages and terms and conditions.

        We negotiate our insurance contracts annually for property, casualty, workers compensation, general liability, health insurance, and directors and officers liability coverage. Due to conditions within these insurance markets and other factors beyond our control, future coverage limits, terms and conditions and the amount of the related premiums could have a negative impact on our operating results. While we continually measure the risk/reward of policy limits and coverage, the lack of coverage in certain circumstances could result in potential uninsured losses.

Our failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and the price of our common stock.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective. Any failure to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business and the price of our common stock. Such noncompliance could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts, and others could be adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our principal executive offices, which are located in Irvine, California. We believe that our properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on our results of operations. We own land, lots, and homes that are held as inventory in the ordinary course of our homebuilding business. These properties are discussed in "Item 1—Business" of this Annual Report.

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

  California Department of Toxic Substances Control

        In October 2006, the California Department of Toxic Substances Control ("DTSC") filed a civil complaint against our Hearthside Residential Corp. subsidiary ("HRC") in the Federal District Court for the Southern Division of the Central District of California. A trial on this matter is currently scheduled to begin on October 7, 2008 and discovery in the case is underway. The DTSC's complaint requests that HRC pay approximately $1.0 million for costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC's remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs that may be incurred in connection with further remediation, together with court costs and attorney's fees.

        Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site HRC remediated. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. Our subsidiary intends to vigorously defend itself in this matter. Therefore, we have not accrued for any of DTSC's approximately $1.0 million of claims related to these residential properties.

        See Note 10 to the Consolidated Financial Statements and "Item 1—Business—Corporate Indemnification Matters" in this Annual Report on Form 10-K.

        Our consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by our former affiliated companies whose business was unrelated to our current homebuilding operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following tables set forth information with respect to bid quotations for our common stock for the periods indicated as reported on the Nasdaq Global Market. These quotations are interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High		Low
2007
First Quarter	$21.78		$17.36
Second Quarter	$20.29		$16.60
Third Quarter	$20.02		$11.80
Fourth Quarter	$12.78		$5.18
2006
First Quarter	$27.02	(1)	$22.80	(1)
Second Quarter	$25.28	(1)	$16.50	(1)
Third Quarter	$21.30	(1)	$14.99	(1)
Fourth Quarter	$22.00		$17.26

(1)
Amounts are adjusted for September 2006 special dividend of $12.50 per share.

        The number of beneficial holders of our common stock as of February 29, 2008 was approximately 2,000.

        On September 28, 2006, we paid a special dividend of $12.50 per share to holders of record on September 25, 2006. While we did pay a special dividend in September 2006, we do not currently intend to pay regular cash dividends on our common stock.

        The tax characterization of dividends depends upon the availability of a company's earnings and profits, as defined by the Internal Revenue Code, first for the current year and then on an accumulated basis. If the distribution is determined to be out of earnings and profits, it is characterized as an ordinary dividend. If current and accumulated earnings and profits are negative, the distribution is characterized as a non-dividend distribution. The results of a detailed earnings and profits study indicated that we had negative accumulated earnings and profits prior to 2006, and we had no earnings and profits for 2006 due to tax deductions related to the exercise of stock options. Therefore, the special dividend in 2006 was characterized as a non-dividend distribution when reported on IRS Form 1099. Stockholders should consult their tax advisors for details as to what impact the tax treatment of this distribution has in their individual tax situations.

Equity Compensation Plan

        The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders(1)	17,500	$21.58	361,733
Equity compensation plans not approved by security holders	—	—	—

Total	17,500	$21.58	361,733

(1)
Consists of options issued in accordance with the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan.

Performance Graph

        The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 2002 in each of (i) our common stock, (ii) a peer group index ("Real Estate Index"), which consists of four real estate development and homebuilding companies, and (iii) the Hemscott Composite Market Value Index.

        Our peer group index includes the following companies: Brookfield Homes Corporation, Meritage Homes Corporation, Standard Pacific Corporation, and Tejon Ranch Company.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CALIFORNIA COASTAL COMMUNITIES, INC.,
HEMSCOTT INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2007

	2002	2003	2004	2005	2006	2007
California Coastal Communities, Inc.	100.00	197.47	434.90	709.40	536.07	146.95
Peer Group Index	100.00	216.55	284.62	322.70	247.57	76.41
Hemscott Index	100.00	133.13	149.33	159.90	185.09	196.97

        The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The stock price performance of our common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

Item 6.    Selected Financial Data

        Our Selected Financial Data is set forth on page 39 of this Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 40 of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of December 31, 2007, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.8 million.

        We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the year ended December 31, 2007. We do not enter into or hold derivatives for trading or speculative purposes.

        Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement. As of December 31, 2007, the fair value of the swap agreement is approximately $200,000. The change in fair value of the interest rate swap agreement during the year ended December 31, 2007 was approximately $200,000 and is included in other expense in our consolidated statement of operations and in accounts payable and accrued liabilities in our consolidated balance sheet. The counterparties to the interest rate swap agreement are financial institutions.

        You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, which is included herein.

Raymond J. Pacini President and Chief Executive Officer

Sandra G. Sciutto Senior Vice President and Chief Financial Officer

Changes in Internal Controls

        There have been no changes in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information appearing under the captions "Our Management," "Corporate Governance" and "Our Executive Officers" in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 29, 2008 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 10, incorporated herein by this reference.

Ethics Policy

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

Item 11.    Executive Compensation

        Information appearing under the caption "Compensation of Executive Officers" in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 29, 2008 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 11, incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information appearing under the captions "Our Management," "Corporate Governance" and "Compensation of Executive Officers" in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 29, 2008 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 12, incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information appearing under the captions "Certain Relationships and Related Transactions," "Our Management," "Corporate Governance" and "Compensation of Executive Officers" in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 29, 2008 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 13, incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        Information in answer to this Item appears under the caption "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 29, 2008 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 14, incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    Consolidated Financial Statements:

        Our following consolidated financial statements and supplementary data is included in a separate section of this Annual Report commencing on the page numbers specified below:

  (2)
  Consolidated Financial Statement Schedules:

        All schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  (3)
  Listing of Exhibits:

3.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed October 14, 1999.
3.01(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.01(b) to the Registrant's Annual Report on Form 10-K for 2004.
3.02
Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
4.01(a)	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed October 14, 1999.
4.01(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Item 3.01 (b).
4.02
Amended By-Laws of the Registrant, incorporated by reference to Exhibit 4.03 to the Registrant's Post-Effective Amendment No. 4 to Form S-4, Registration Statement No. 333-29883, filed August 28, 1997.
10.01	Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.01 to the Registrant's Annual Report on Form 10-K for 2004.
10.01(a)	Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.01(b)	Amendment Dated June 14, 2006 to Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Form 8-K filed June 14, 2006.
10.02	Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
10.03	Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
10.04
Retirement Plan of the Registrant, Amended and Restated through December 19, 2001, dated December 21, 2001, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.04(a)
Amendment No. 1 to Retirement Plan of the Registrant dated June 26, 2002, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.04(b)
Amendment No. 2 to Retirement Plan of the Registrant dated December 30, 2002, incorporated by reference to Exhibit 10.04D to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.04(c)
Amendment No. 3 to Retirement Plan of the Registrant dated December 19, 2006, incorporated by reference to Exhibit 10.04C to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
10.04(d)
Amendment No. 4 to Retirement Plan of the Registrant dated December 19, 2006, incorporated by reference to Exhibit 10.04D to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
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
10.06(a)
Extension and Modification of Employment Agreement between the Registrant and Raymond J. Pacini, dated as of December 7, 1999, incorporated by reference to Exhibit 10.11A to Registrant's Annual Report on Form 10-K for 1999.
10.06(b)
Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2001, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.06(c)
Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 17, 2003, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.06(d)
Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of March 14, 2005, incorporated by reference to Exhibit 10.08 to Registrant's original Annual Report on Form 10-K for 2004.

10.06(e)
Extension and Modification of Employment Agreement between the Registrant and Mr. Raymond J. Pacini, dated as of April 30, 2007, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.07
Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of May 1, 1998, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.07(a)
Extension and Modification of Employment Agreement between the Registrant and Sandra G. Sciutto, dated as of December 7, 1999, incorporated by reference to Exhibit 10.12A to Registrant's Annual Report on Form 10-K for 1999.
10.07(b)
Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2001, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.07(c)
Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 17, 2003, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.07(d)
Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of March 14, 2005, incorporated by reference to Exhibit 10.08 to Registrant's original Annual Report on Form 10-K for 2004.
10.07(e)
Extension and Modification of Employment Agreement between the Registrant and Ms. Sandra G. Sciutto, dated as of April 30, 2007, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.08
Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant and Mr. Michael J. Rafferty, dated as of August 8, 2005, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.08(a)
Extension and Modification of Employment Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant and Mr. Michael J. Rafferty, dated as of April 30, 2007, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.09
Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. John W. Marshall, dated as of August 8, 2005, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10- Q for the quarter ended June 30, 2005.
10.09(a)
Extension and Modification of Employment Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant and Mr. John W. Marshall, dated as of April 30, 2007, incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.10
Employment Contract between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of May 1, 1998, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for 2005.

10.10(a)
Modification of Employment Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of November 12, 2003, incorporated by reference to Exhibit 10.10A to Registrant's Annual Report on Form 10-K for 2005.
10.10(b)
Extension and Modification Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of July 20, 2005, incorporated by reference to Exhibit 10.10B to Registrant's Annual Report on Form 10-K for 2005.
10.10(c)
Extension and Modification Agreement between Hearthside Homes, Inc., a subsidiary of the Registrant, and Mr. Ed Mountford, dated as of April 30, 2007, incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.11	Audit Committee Policy for Pre-Approval of Auditor Services of the Registrant, incorporated by reference to Exhibit 10.08 to Registrant's original Annual Report on Form 10-K for 2004.
10.12
$125 Million Senior Secured Term Loan Agreement among the Registrant, as Borrower, and KeyBank National Association, as Lender and Agent, et. al., dated September 15, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2006.
10.12(a)
First Amendment to Senior Secured Term Loan Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.12A to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.13
$100 Million Senior Secured Revolving Credit Agreement among the Registrant, as Borrower, and KeyBank National Association, as Lender and Agent, et. al., dated September 15, 2006, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 19, 2006.
10.13(a)
First Amendment to Senior Secured Revolving Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.13A to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
21.01*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1*	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2*	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1*	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.**

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

Date: March 12, 2008	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEOFFREY W. ARENS (Geoffrey W. Arens)	Director	March 12, 2008
/s/ PHILLIP R. BURNAMAN II (Phillip R. Burnaman II)	Director	March 12, 2008
/s/ MARTI P. MURRAY (Marti P. Murray)	Director	March 12, 2008
/s/ RAYMOND J. PACINI (Raymond J. Pacini)	President, Chief Executive Officer and Director	March 12, 2008
/s/ THOMAS W. SABIN, JR. (Thomas W. Sabin, Jr.)	Director and Chairman of the Board	March 12, 2008
/s/ SANDRA G. SCIUTTO (Sandra G. Sciutto)	Senior Vice President and Chief Financial Officer	March 12, 2008

Selected Financial Data

        Set forth below is selected financial data about us and our consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Statement of operations data:
Homebuilding	$47.0	$95.7	$62.7	$75.9	$54.7
Non-residential land	—	—	66.8	.1	1.1

Total revenues	$47.0	$95.7	$129.5	$76.0	$55.8
Net (loss) income(a)	(18.9)	5.6	28.4	4.8	2.9
Net (loss) earnings per common share:
Basic	$(1.73)	$.54	$2.78	$.48	$.29
Diluted	$(1.73)	$.53	$2.70	$.44	$.27
Weighted-average shares outstanding:
Basic	10.9	10.4	10.2	10.1	10.1
Diluted	10.9	10.6	10.5	10.8	10.8
Special cash dividend declared per common share	—	$12.50	—	—	—
Balance sheet data at period end:
Unrestricted cash, cash equivalents and short-term investments	$24.3	$11.1	$38.0	$9.0	$14.7
Total assets	367.6	332.3	330.4	250.8	198.1
Debt(b)	246.6	188.2	57.9	22.6	10.4
Total stockholders' equity	$101.5	$123.5	$246.9	$178.9	$164.6
Shares outstanding at end of period	10.9	10.9	10.2	10.1	10.1
Stockholders' equity per common share(c)	$9.31	$11.33	$24.21	$17.71	$16.30

(a)
In addition to homebuilding operations, net (loss) income for the years ended December 31, 2007 and 2005 reflects loss on impairment of real estate inventories of $32.0 million and gross margin from the sale of non-residential land at Bolsa Chica, in Orange County, California of $35.5 million, respectively.

(b)
Beginning the year ended December 31, 2006, debt includes borrowings from the senior secured project revolver, senior secured term loan, as well as other project debt.

(c)
We believe that stockholders' equity per common share, which is computed by dividing stockholders' equity by common shares outstanding at the end of each period, is a useful supplemental measure of the strength of our balance sheet and an indicator of the historical carrying basis of our net assets. The decrease in the measure from 2005 to 2006 primarily reflects the special dividend of $12.50 per share paid in September 2006.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read together with our Consolidated Financial Statements and Notes which are set forth below commencing on page F-2 of this Annual Report.

Overview

        We are a residential land development and homebuilding company with properties owned or controlled primarily in Orange County, California, and also in four other Southern California counties (Los Angeles, Riverside, San Bernardino and Ventura). Our principal activities include:

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

        Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence, excess supply in inland markets and increased volatility in the mortgage market. In view of the continuing significant economic downturn in the housing market, we currently expect that during the next 12 months our new home construction will be limited primarily to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and that our operations in other markets will focus on the sale of standing inventory, with limited construction starts of small phases (four to six homes) subject to adequate sales volume, and entitlement efforts for our joint venture project near Oxnard.

        During 2008, our primary goals will be to:

  •
  begin delivering homes in The Cliffs and The Breakers neighborhoods at our Brightwater project in the third quarter of 2008;

  •
  continue delivering homes in The Sands and The Trails neighborhoods at Brightwater;

  •
  complete the entitlement process with the City of Oxnard for a 168-acre joint venture project near Oxnard, California; and

  •
  reduce standing inventories and therefore maximize deliveries and revenues at our other homebuilding projects throughout Southern California.

        However, there can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals.

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

        We currently have on-going Southern California projects in Orange County in the Huntington Beach area, Riverside County near the cities of Beaumont, Corona, and North Corona, in the City of Ontario in San Bernardino County, and in the City of Lancaster in northern Los Angeles County. As of December 31, 2007, we have an inventory of 720 lots available for homebuilding projects including 347 lots at Brightwater in Orange County and 373 lots in inland markets. These homebuilding projects are currently expected to generate cash flows and gross operating margins through 2011. We may pursue residential lot acquisition opportunities throughout Southern California if we are able to access additional capital and identify land in existing successful submarkets or additional submarkets which we believe will provide opportunities for enhancing shareholder value. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our joint venture project near Oxnard; however, the exact number of homes will be dependent upon the final outcome of the entitlement process.

        Brightwater at Bolsa Chica is our largest asset, representing approximately 60% of total assets and 77% of real estate inventories at December 31, 2007. The Brightwater residential community offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Our holdings on the Bolsa Chica mesa include 37 acres of open space and conservation area in the Brightwater community and five acres in the City of Huntington Beach which are currently zoned as agricultural. We are planning to extend the Brightwater development to this 5-acre parcel and expect to submit a proposed site plan to the City of Huntington Beach during 2008.

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

Outlook

        During 2007, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. These conditions resulted in both lower overall sales compared to prior years and downward pressure on our selling prices and margins in 2007, as competition for sales increased the need for sales incentives. We do not expect the present business environment in our inland markets or these trends to improve in 2008.

        Therefore, we have continued to reduce sales prices and offer incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales.

        In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will primarily be at our 356-home Brightwater project adjacent to Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, limited construction in small phases (four to six homes) subject to adequate sales volume, and entitlement efforts for our joint venture project near Oxnard.

        As of December 31, 2007 we had standing inventory of 46 homes, including 13 homes at Brightwater and 33 homes at our inland projects. During 2007, net new orders decreased to 65 homes compared with 82 homes during 2006, primarily due to reduced sales activity in our Inland Empire and Lancaster markets. Cancellations as a percentage of new orders were 30% during 2007, compared with approximately 29% during 2006. There were no cancellations at Brightwater during 2007 and one cancellation in January 2008. Backlog as of December 31, 2007 decreased to five homes compared with 17 homes as of December 31, 2006 primarily due to reduced sales activity in our Inland Empire and Lancaster markets during 2007.

        As the housing market downturn continues to unfold, we continue to adjust and reevaluate our operating strategy to reduce standing inventories while monitoring our margins and liquidity. Our operating strategy includes:

  •
  continuing to assess our owned land position to identify those assets that should be sold or repositioned;

  •
  adjusting our cost structure to today's market conditions by reducing our headcount and overhead and rebidding subcontracts and materials in line with reduced demand;

  •
  offering more incentives and price reductions at our inland projects to reduce standing inventories and achieve acceptable levels of sales volume and cash flow; and

  •
  limiting construction starts to better align product available for sale with sales activity.

        Despite the challenges of the current homebuilding market, we believe the potential for our Brightwater project remains high. While our Brightwater project has not been immune to the effects of the unstable mortgage and housing markets, that impact appears less severe than the weakness in our inland markets and we remain optimistic about sales at Brightwater. We believe that the reduced impact is a result of Brightwater's superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for new single family detached home development. Given today's challenging market conditions, we are pleased to have delivered nine homes at The Trails and The Sands during December 2007 (discussed below under "Our Current and Future Homesites—Brightwater at Bolsa Chica"). As of February 29, 2008, we have two completed homes in escrow at The Trails and The Sands and 12 completed homes available for sale.

        During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and began selling homes to homebuyers who previously registered on our priority list in February 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet, and are currently offered for sale at prices ranging from $1.5 to $3.1 million. As of February 29, 2008, we have seven sales orders for The Cliffs and The Breakers. We plan to hold a grand opening for these products on March 15, 2008.

Results of Operations

		Deliveries
	Location	2007	2006	2005
Completed Projects	Various	6	21	58
Active Projects
Brightwater	Huntington Beach	9	—	—
Chandler Ranch	North Corona	21	58	—
Alisal at Ontario	Ontario	9	9	—
Woodhaven	Beaumont	10	15	—
Hearthside Lane	Corona	3	—	—
Alisal at Lancaster	Lancaster	7	41	55
Quartz Hill	Lancaster	12	3	—
Lancaster II	Lancaster	—	—	—

		77	147	113

  2007 Compared with 2006

        We reported revenues of $47.0 million and gross operating loss of $26.1 million for 2007, compared with $95.7 million in revenues and gross operating profit of $13.6 million for 2006. Revenues for 2007 reflect deliveries of 77 homes, including the first nine deliveries at Brightwater which generated revenues of $11.0 million and gross operating profit of $3.7 million, and 68 homes at our inland projects which generated revenues of $36.0 million, including six homes at the completed Rancho Santa Fe project which accounted for $7.2 million of total revenues and $550,000 of gross profit. In 2006, we delivered 147 homes, including 58 homes at the Chandler Ranch project and 20 homes at the completed Rancho Santa Fe project which generated revenues of $34.8 million and $28.2 million, respectively, and gross operating profit of $5.5 million and $4.8 million, respectively.

        Gross operating loss for 2007 includes impairment charges of $32.0 million related to the remaining homes at five of our seven communities (Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Quartz Hill projects). These impairment charges reflect our current expectations about selling prices, gross margins, and sales pace for the projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

        We generated $7.7 million less in gross operating profit before impairment charges from home sales during 2007 compared with 2006 as a result of delivering 70, or 47.6%, fewer homes, combined with reduced margins due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Excluding impairment charges, homebuilding gross margin for 2007 decreased to 12.6% compared with 14.2% in 2006. Gross operating profit for 2007 reflects the delivery of nine homes at Brightwater, which generated gross profits of $3.7 million, or 34%, during the year, and 68 homes at our Inland Empire and Lancaster projects, which generated gross profits of $2.2 million, before impairment charges.

        The $900,000 increase in selling, general and administrative expense in 2007 compared with 2008 reflects a $1.6 million increase in selling costs primarily in conjunction with the start of sales at Brightwater, partially offset by a $700,000 decrease in general and administrative expenses primarily due to the absence of any bonus compensation for 2007.

        The $1.2 million decrease in other income (expense), net in 2007 compared with 2006 primarily reflects a $600,000 reduction in interest income on cash and short-term investments and a $200,000 increase in losses on the change in fair value of our interest rate swap agreement.

        The effective income tax rate for the year ended December 31, 2007 is 40.8%, which is comparable with our effective income tax rate of 41.1% during 2006.

  2006 Compared with 2005

        We reported revenues of $95.7 million and gross operating profit of $13.6 million for 2006, compared with $129.5 million in revenues and gross operating profit of $48.0 million for 2005. Revenues for 2006 reflect deliveries of 147 homes, including 58 at the Chandler Ranch project in North Corona, 41 homes at the Alisal project in Lancaster, 20 homes at the Rancho Santa Fe project, 15 homes at the Woodhaven project in Beaumont, nine homes at the Alisal project in Ontario, three homes at the Las Colinas project in Quartz Hill, and one home at the completed Jasper Ranch project in Riverside. The results for the prior year reflect the $65 million sale of the lower bench portion of the Bolsa Chica mesa, the $1.7 million sale of 43 acres in the Bolsa Chica lowlands, and deliveries of an aggregate of 113 homes at the Lancaster, Chino, Riverside and Rancho Santa Fe projects. Homebuilding revenues increased $33.0 million, or 53%, primarily as a result of the 30% increase in deliveries. The homebuilding gross margin for 2006 of 14.2% is lower than the prior year's homebuilding gross margin of 19.9% due to the use of sales price reductions and incentives in 2006 in response to slowing housing sales and increased competition for a reduced supply of buyers. In addition, the lower profitability of the Ontario and Beaumont homes delivered during 2006 as compared with the Chino and Riverside homes delivered during 2005 contributed to lower gross margins this year.

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

        The effective income tax rate for the year ended December 31, 2006 is 41.1%, as compared with an effective income tax rate of 30.3% during 2005. The increase in the effective rate is primarily due to a tax benefit in 2005 of $4.7 million for the reversal of valuation allowances on post-Reorganization state net operating losses which we recorded following the California Coastal Commission's approval of the development plan for 349 homes on the Upper Mesa (see Note 9 to the Consolidated Financial Statements).

Liquidity and Capital Resources

        Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	2007	2006	2005
Cash and cash equivalents	$24.3	$10.6	$7.7
Short-term investments	—	.5	30.3
Cash used in operating activities	(53.1)	(10.9)	(4.6)
Cash provided by (used in) investing activities	8.7	16.5	(31.6)
Cash provided by (used in) financing activities	58.1	(2.7)	34.9

        The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of December 31, 2007 aggregated $24.3 million. At December 31, 2007, we had $2.2 million of immediately available borrowing capacity as further described below.

        On September 15, 2006 we entered into the $100 million Revolving Loan (the "Revolving Loan") and the $125 million Term Loan (the "Term Loan") with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 5 and 6 to the Consolidated Financial Statements.

        We obtained the Revolving Loan as a construction facility to finance infrastructure and homebuilding activities at Brightwater. This loan is funding a revolving $100 million of development and construction costs for the Brightwater project. Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. As of December 31, 2007, 50% of the borrowing base was $186.1 million, thereby causing no current limitation to the amount available to be borrowed. The Revolving Loan includes other financial covenants which may limit the amount that may be borrowed.

        As of December 31, 2007, based on construction in place, the immediately available borrowing capacity on our Revolving Loan is $2.2 million and, as of December 31, 2007 and 2006, $76.0 million and $18.3 million, respectively, was outstanding under the Revolving Loan. During December 2007, we made mandatory repayments of $2.2 million and $3.2 million on the Revolving and Term Loans, respectively, in connection with the first nine home deliveries at Brightwater. In addition, on January 2, 2008, we repaid $18.0 million on the Revolving Loan, which is available to be reborrowed, in order to minimize interest costs. Outstanding advances bear interest at our option at either (i) the Alternate Base rate ("Prime") minus 25 basis points or (ii) LIBOR plus 200 basis points.

        Our other project debt, which is secured by various inland projects, has been modified through loan extension agreements to include certain commitment curtailments. The curtailments are tied to the number of sales at the particular projects, or payment of commitment release amounts through deliveries or from other available cash. The current maturity for our Beaumont loan is March 17, 2008 and we have two three-month extensions available subject to achieving minimum sales of four homes for each of the three-month periods beginning December 18, 2007 and March 18, 2008 or making the requisite cash payments if such sales levels are not achieved. We also have one remaining three-month extension for our Ontario loan, which currently matures on April 19, 2008. As of February 29, 2008, we have met the minimum sales requirement necessary to exercise the Ontario loan extension in April 2008. The maturity date for our Lancaster loan is September 30, 2008. The Lancaster loan requires minimum repayments of $1 million per quarter by January 1, April 1, and July 1. As of February 29, 2008, we have met the first two repayment requirements to allow extension through June 30, 2008.

        As a result of the sustained downturn in the homebuilding industry and the impairment charges we recorded during the third quarter of 2007, we amended the Term Loan and Revolving Loan in October 2007 to reduce the tangible net worth covenant from $100 million to $80 million, effective September 30, 2007. In addition, the Term Loan was also amended to defer the phase-in of the minimum ratio of EBITDA to interest incurred covenant from the first quarter of 2008 to the third quarter of 2008 to accommodate our anticipated operating results for 2008.

        In addition, our credit facilities require us to make $36.8 million in aggregate principal amortization payments by December 31, 2008, including $25 million for the Revolving Loan (assuming we draw the remaining $24.0 available as of December 31, 2007) and $11.8 million for the Term Loan. In order to make these payments out of cash flow from operations, we are striving to deliver approximately 50 homes at Brightwater by the end of 2008. Given the continued weakness in the housing and mortgage markets, particularly with respect to pricing of jumbo loans, we have initiated discussions with our lenders regarding potential amendments to the Revolving Loan that would defer a portion of our currently scheduled payments to future periods. We are also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that we will be successful in these endeavors, that further covenant or other amendments to the Term Loan and the Revolving Loan will not be requested, or that any such requested amendments will be agreed to by our lenders.

        We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. During 2007 we made aggregate additional capital contributions of approximately $437,000 to the Oxnard joint venture, bringing our total investment in the venture to $2.6 million (see Note 4 to the consolidated financial statements). In addition, as of December 31, 2007, we have incurred capitalized overhead costs of approximately $500,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.1 million. During 2008, we expect to make additional aggregate capital contributions of approximately $600,000.

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

        We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2007, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits of $2.5 million.

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

  2007 Compared with 2006

        Cash used in operating activities of $53.1 million for 2007 primarily reflects investments in Brightwater of $70.4 million, which were partially offset by net proceeds of $10.9 million generated by the first nine deliveries at Brightwater and $12.9 million of net cash flow generated by our inland projects ($34.3 million generated from deliveries of 68 homes less $21.4 million of project investments).

        Our primary sources of cash during 2007 include $57.7 million of net borrowings from our Revolving Loan to fund our Brightwater land development and home construction and $3.9 million of borrowings of other project debt in excess of repayments.

        The $8.6 million decrease in restricted cash primarily reflects the release of $7.8 million in funds from an interest reserve account related to our Term Loan which became unrestricted upon commencing home deliveries at Brightwater in December 2007. In addition, the release of collateral for costs related to the construction of project infrastructure for two homebuilding projects in the Inland Empire and Lancaster resulted in the remaining $800,000 decrease in restricted cash.

        The $9.7 million increase in deferred tax assets reflects a $13.0 million tax benefit for additional net operating losses generated during 2007, partially offset by the $3.3 million adjustment recorded upon the adoption of FIN 48 discussed in Note 9 to Consolidated Financial Statements.

        The $600,000 decrease in accounts payable and accrued liabilities primarily reflects a $1.3 million reduction in accrued discretionary bonuses and $1.4 million of accrued payments for insurance premiums related to our Brightwater project as well as other items. These reductions were partially offset by a $2.3 million increase in accounts payable related to project construction costs.

  2006 Compared with 2005

        Cash used in homebuilding operations of $10.9 million for 2006 primarily reflects net real estate proceeds of $94.7 million from deliveries of 147 homes, offset by uses of cash for investments in real estate inventories and construction costs of $91.8 million, selling, general and administrative expenses of $5.0 million, income tax payments of $4.6 million and investments in the Oxnard joint venture of $1.0 million. The most significant use of cash was for payment of the special dividend of $135.7 million as described in Note 12 to the Consolidated Financial Statements. The primary sources of cash during the year were borrowings from our Term Loan of $125.0 million (see Note 6 to the Consolidated Financial Statements) and Revolving Loan of $18.3 million (see Note 5), and net sales of short-term investments of $29.8 million. Other significant uses of cash include repayments of other project debt in excess of borrowings of $13.0 million which we made in order to reduce the negative arbitrage between interest costs on project debt compared with interest income earned on short-term investments. These items, as well as other activity presented in the Statements of Cash Flows, resulted in a $2.9 million increase in cash and cash equivalents.

        The $12.3 million increase in restricted cash primarily reflects cash held in restricted bank and investment accounts as required by the terms of our Term Loan and Revolving Loan agreements.

        The $6.0 million increase in other assets primarily reflects $3.3 million of deferred financing costs related to the Term Loan, Revolving Loan, and other project debt, as well as approximately $1.0 million in contributions to the Oxnard joint venture and other receivables of $1.1 million related to cancelled and replaced project insurance policies.

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

        The $123.4 million decrease in stockholders' equity primarily reflects the special dividend of $135.7 million, offset by net income of $5.6 million and the issuance of common stock upon exercise of stock options and related income tax benefits of $6.3 million, as described in Notes 9 and 12 to the Consolidated Financial Statements.

Off Balance Sheet Financing

        In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of December 31, 2007, we have no consolidated land option deposits and no third party guarantees.

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

        Our investment in unconsolidated joint ventures totaled $2.7 million and $1.7 million at December 31, 2007 and 2006, respectively. These joint ventures had total assets of $9.7 million and $9.5 million as of December 31, 2007 and 2006, respectively, which included land deposits of $2.5 million for both periods. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of December 31, 2007, we provide no guarantees on debt of unconsolidated joint ventures.

        Under the requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of December 31, 2007, we had no consolidated deposits with VIEs.

Payments Under Contractual Obligations

        We have entered into certain contractual obligations to make future payments for items such as loans, project debt, lease agreements and liability insurance. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of December 31, 2007 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving loan(a)	$85.6	$5.9	$79.7	$—	$—
Term loan(a)	135.2	19.7	78.0	37.5	—
Other project debt(a)	53.4	19.6	33.8	—	—
Defined benefit retirement plan contributions	1.5	.2	.4	.4	.5
Operating leases	1.4	.3	.7	.4	—

Total	$277.1	$45.7	$192.6	$38.3	$.5

(a)
Amounts include estimated interest expense which is calculated based on forecasted debt balances and the applicable interest rate at December 31, 2007.

        Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 3. "Legal Proceedings" and in Note 10 to our Consolidated Financial Statements in this Annual Report.

Critical Accounting Policies and Estimates

        In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 2 and 9 to the Consolidated Financial Statements.

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

  Impairment of Long-Lived Assets

        We assess the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, we identify alternative courses of action to recover the carrying value of our long-lived assets and evaluate all likely alternatives under a probability-weighted approach as described in SFAS 144.

        In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing for our real estate inventories, we incorporated our own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure, home-building costs and financing costs regarding real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determined fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

        The impairment charges related to real estate inventories recorded during the year ended December 31, 2007 are as follows (in millions):

Project	Location	2007
Inland Empire:
Chandler Ranch	North Corona	$.4
Alisal at Ontario	Ontario	1.8
Woodhaven	Beaumont	7.9
Hearthside Lane	Corona	16.5

	Subtotal—Inland Empire	26.6

Lancaster:
Quartz Hill	Lancaster	5.4

	Total—All Projects	$32.0

        We recorded impairment charges of $32.0 million during 2007 (compared with zero in 2006) as a result of the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, we have recorded impairment charges for five of our active projects. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate further in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

        We believe that the accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to our consolidated financial statements. The critical assumptions in our evaluation of real estate inventories impairment during 2007 included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

  Income Taxes

        We account for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets, such as tax net operating losses. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of our historical federal tax net operating losses, as discussed in Note 9 to the Consolidated Financial Statements, the application of our policy in evaluating the expected future benefit of net operating losses is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in the amounts at which assets and liabilities are recorded.

        We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.34% as of February 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of February 29, 2008, we have experienced a three-year cumulative ownership shift of approximately 41%, as computed in accordance with Section 382.

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

  Litigation Reserves

        We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 8 and 10 in our financial statements included in this Annual Report. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

New Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We adopted FIN 48 during the first quarter of 2007 and recorded a net reduction to deferred tax assets of $3.3 million. This reduction was recorded as a $3.1 million decrease in additional paid-in capital and a $200,000 decrease in retained earnings as of January 1, 2007 as a cumulative effect of a change in accounting principle.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which expands the standards under SFAS 157 and provides entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008). We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which clarifies and expands the accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 requires that net income attributable to the parent and the noncontrolling interest be reported on the face of the consolidated statement of income and that a noncontrolling interest be presented in the consolidated statement of financial position within equity. SFAS 160 is effective for financial statements issued for fiscal periods beginning after December 15, 2008 (our fiscal year beginning January 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of California Coastal Communities, Inc.:

We have audited the accompanying consolidated balance sheets of California Coastal Communities Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Coastal Communities Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 12, 2008

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(in millions)
ASSETS
Cash and cash equivalents	$24.3	$10.6
Short-term investments	—	.5
Restricted cash	6.0	14.6
Real estate inventories	286.4	264.8
Deferred tax assets	44.4	34.7
Other assets, net	6.5	7.1

	$367.6	$332.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$12.5	$13.1
Senior secured project revolver	76.0	18.3
Senior secured term loan	121.8	125.0
Other project debt	48.8	44.9
Other liabilities	7.0	7.5

Total liabilities	266.1	208.8

Commitments and contingencies
Stockholders' equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,855,963 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.3	62.3
Retained earnings	43.1	62.2
Accumulated other comprehensive loss	(1.4)	(1.5)

Total stockholders' equity	101.5	123.5

	$367.6	$332.3

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Revenues:
Homebuilding	$47.0	$95.7	$62.7
Non-residential land	—	—	66.8

	47.0	95.7	129.5

Cost of sales:
Homebuilding	41.1	82.1	50.2
Non-residential land	—	—	31.3
Loss on impairment of real estate inventories	32.0	—	—

	73.1	82.1	81.5

Gross operating (loss) profit	(26.1)	13.6	48.0
Selling, general and administrative expenses	5.9	5.0	5.3
Interest expense	.1	.1	.1
Income from unconsolidated joint ventures	(.6)	(.2)	(.1)
Other expense (income), net	.4	(.8)	1.4

(Loss) income before income taxes	(31.9)	9.5	41.3
(Benefit) provision for income taxes	(13.0)	3.9	12.5
Minority interest in income of consolidated joint venture, net of tax	—	—	.4

Net (loss) income	$(18.9)	$5.6	$28.4
Other comprehensive income, net of income taxes:
Minimum pension liability adjustment	.1	.3	.8

Comprehensive (loss) income	$(18.8)	$5.9	$29.2

Net (loss) earnings per common share:
Basic	$(1.73)	$.54	$2.78

Diluted	$(1.73)	$.53	$2.70

Common equivalent shares:
Basic	10.9	10.4	10.2
Diluted	10.9	10.6	10.5
Special dividend paid per common share outstanding	$—	$12.50	$—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(18.9)	$5.6	$28.4
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of unconsolidated joint ventures	(.6)	(.2)	(.1)
Distributions from unconsolidated joint ventures	.1	.2	.2
Amortization of discount	.1	.1	.1
Loss on change in fair value of derivative instrument	.2	—	—
Benefit from reversal of deferred tax asset allowance	—	—	(4.7)
Stock-based compensation expense	.1	.1	—
Excess tax benefit from share-based payment arrangements	—	(3.1)	—
Deferred taxes	(13.0)	3.6	12.6
Minority interest in income of consolidated joint venture	—	—	.4
Gains on sales of real estate inventories	(5.9)	(13.6)	(48.0)
Loss on impairment of real estate inventories	32.0	—	—
Proceeds from sale of real estate inventories, net	45.2	94.7	62.4
Investments in real estate inventories	(91.8)	(91.8)	(122.9)
Proceeds from land sales, net	—	—	64.9
Changes in assets and liabilities:
Investment in land held for future development	—	—	(3.7)
Decrease (increase) in other assets	.9	(1.7)	5.0
(Decrease) increase in accounts payable, accrued and other liabilities	(1.5)	(4.8)	.8

Cash used in operating activities	(53.1)	(10.9)	(4.6)

Cash flows from investing activities:
Sales of short-term investments	.5	75.3	—
Purchases of short-term investments	—	(45.5)	(30.3)
Investments in unconsolidated joint ventures	(.4)	(1.0)	(.1)
Change in restricted cash	8.6	(12.3)	(1.2)

Cash provided by (used in) investing activities	8.7	16.5	(31.6)

Cash flows from financing activities:
Borrowings of senior secured project revolver	69.7	18.3	—
Repayments of senior secured project revolver	(12.0)	—	—
Borrowings of senior secured term loan	—	125.0	—
Repayments of senior secured term loan	(3.2)	—	—
Borrowings of other project debt	24.0	31.6	109.7
Repayments of other project debt	(20.1)	(44.6)	(74.4)
Deferred financing costs	(.3)	(3.3)	—
Special dividend paid	—	(135.7)	—
Proceeds from exercise of stock options	—	3.2	.3
Excess tax benefit from share-based payment arrangements	—	3.1	—
Minority interest distributions	—	(.3)	(.7)

Cash provided by (used in) financing activities	58.1	(2.7)	34.9

Net increase (decrease) in cash and cash equivalents	13.7	2.9	(1.3)
Cash and cash equivalents—beginning of year	10.6	7.7	9.0

Cash and cash equivalents—end of year	$24.3	$10.6	$7.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.2	$4.6	$.8
Supplemental disclosures of non-cash investing and financing activities:
Minimum pension liability adjustment recorded as other comprehensive income, net of income tax expense (benefit) of $0, $.2, and $(.9) million, respectively	.1	.3	.8
Amortization of deferred financing costs capitalized in real estate inventories	.9	—	—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Stock				Total
	(in millions)
Balance at January 1, 2005	10.2	$.5	$152.8	$28.2	$(2.6)	$178.9
Net income		—	—	28.4	—	28.4
Other comprehensive income, net of income taxes		—	—	—	.8	.8
Issuance of common stock upon exercise of stock options and related income tax benefits		—	.3	—	—	.3
Utilization of pre-reorganization net operating losses	—	—	38.5	—	—	38.5

Balance at December 31, 2005	10.2	.5	191.6	56.6	(1.8)	246.9
Net income		—	—	5.6	—	5.6
Other comprehensive income, net of income taxes		—	—	—	.3	.3
Cash dividends paid		—	(135.7)	—	—	(135.7)
Stock-based compensation expense—stock options		—	.1	—	—	.1
Issuance of common stock upon exercise of stock options and related income tax benefits	.7	—	6.3	—	—	6.3

Balance at December 31, 2006	10.9	.5	62.3	62.2	(1.5)	123.5
Net loss		—	—	(18.9)	—	(18.9)
Other comprehensive income, net of income taxes		—	—	—	.1	.1
Stock-based compensation expense		—	.1	—	—	.1
Adoption of FASB Interpretation No. 48 (Note 9)	—	—	(3.1)	(.2)	—	(3.3)

Balance at December 31, 2007	10.9	$.5	$59.3	$43.1	$(1.4)	$101.5

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

        California Coastal Communities, Inc. including its consolidated subsidiaries (the "Company") was formerly known as Koll Real Estate Group, Inc. (October 1993—April 1998), The Bolsa Chica Company (July 1992—September 1993), Henley Properties Inc. (December 1989—July 1992) and The Henley Group, Inc. (December 1988—December 1989). The principal activities of the Company currently include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options or joint ventures, (ii) improving the land for residential development, and (iii) designing, constructing and selling single-family homes in Southern California. Once the residential land is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

        On September 2, 1997, the Company completed a recapitalization ("Recapitalization"). The Recapitalization, which was effective pursuant to a prepackaged plan of reorganization that was confirmed by the U.S. Bankruptcy Court, resulted in the exchange of all the then existing Debentures, Series A Preferred Stock and Class A Common Stock into new Common Stock. The prepackaged plan was filed by the Company, excluding all of its subsidiaries and affiliates, contemporaneously with a voluntary petition for relief under Chapter 11 of the bankruptcy code in July 1997. Upon the Recapitalization, the Company adopted the provisions of Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). Accordingly, all assets and liabilities were revalued to reflect their reorganization value, approximating their fair value at the effective date of the Recapitalization. In addition, the accumulated deficit of the Company was eliminated and its capital structure recast in conformity with the Recapitalization and, as such, the Company has recorded the effects of the Recapitalization and Fresh-Start Reporting as of the effective date.

        On April 30, 1998, the Company sold its commercial development business. Immediately following the sale, Koll Real Estate Group, Inc. was renamed California Coastal Communities, Inc.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Formation and Basis of Presentation (Continued)

the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries, joint ventures, and other entities which have been determined to be variable interest entities in which the Company is deemed the primary beneficiary. Certain wholly-owned subsidiaries of the Company are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which the Company generally has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures and variable interest entities in which the Company is not the primary beneficiary are accounted for using the equity method, when the Company does not have voting or economic control of the venture operations, as further described in Note 4. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public enterprises report information about operating segments. The Company's operations are managed as a single business of homebuilding with entitlement and land development activities employed as necessary. The Company does not maintain any operational offices in any other location and all decisions are centralized. The Company operates in the single-family residential market with no commercial, multi-family building, land or lot sales, and in one geographic region within Southern California. Therefore, for financial reporting purposes, the Company aggregates homebuilding and land development into a single reportable segment.

Consolidation of Variable Interest Entities

        A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Financial Interpretation FIN No. 46(R), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46(R)"), an enterprise that has the majority of the variability in

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE. FIN 46(R) was effective immediately for VIEs created after January 31, 2003.

        Based on the provisions of FIN 46(R), the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, a VIE may be created under conditions (ii)(b) and (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46(R). If the Company is deemed to be the primary beneficiary of the VIE, the VIE will be consolidated on the Company's balance sheet.

        The Company's exposure to loss as the result of a purchase contract with a VIE is limited to the amount of the non-refundable option deposit, which is generally 5% to 15% of the purchase price, not total assets on the balance sheet of the VIE. Therefore, the Company believes that consolidating the VIE does not reflect the economic realities or risks of owning and developing land. The Company has no material third party guarantees related to these contracts. Creditors of these VIEs, if any, have no recourse against the Company.

        As of December 31, 2007, the Company has no consolidated deposits with VIEs. See Note 10—Real Estate Matters.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company's restricted cash represents cash held as security for the Company's senior secured project revolver, senior secured term loan, standby letters of credit, and bonds for homebuilding projects under development.

Short-Term Investments

        Short-term investments at December 31, 2006 consisted of auction rate securities. Auction rate securities are long-term municipal bonds and preferred stock with interest rates that reset periodically through an auction process, which occurs in 7-, 28-, 35-, or 90-day periods. There are no cumulative gross unrealized holding gains or losses associated with these investments, and all income is recorded as interest income.

Real Estate

        Real estate inventories primarily consist of homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic, market, and environmental conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

construction activities. Accordingly, the ultimate values of the Company's real estate properties depend upon future economic and market conditions, and the availability of financing.

        The cost of sales of multi-unit projects is generally computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

        The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS 144.

        In accordance with SFAS 144, in developing estimated future cash flows for impairment testing for its real estate inventories, the Company has incorporated its own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs and financing costs regarding real estate inventories. The Company's assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company's estimates of future cash flows. For those communities deemed to be impaired, the Company determined fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        The impairment charges related to real estate inventories recorded during the year ended December 31, 2007 are as follows (in millions):

Project	Location	2007
Inland Empire:
Chandler Ranch	North Corona	$.4
Alisal at Ontario	Ontario	1.8
Woodhaven	Beaumont	7.9
Hearthside Lane	Corona	16.5

	Subtotal—Inland Empire	26.6

Lancaster:
Quartz Hill	Lancaster	5.4

	Total—All Projects	$32.0

        The Company recorded impairment charges of $32.0 million during 2007 (compared to zero in 2006) as a result of the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, the Company has recorded impairment charges for five of its six active projects. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company's real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

        The Company believes that the accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to the Company's consolidated financial statements. The critical assumptions in the Company's evaluation of real estate inventories impairment during 2007 included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

Income Taxes

        The Company accounts for income taxes on the liability method, in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Earnings Per Common Share

        Earnings per common share is accounted for in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. For the year ended December 31, 2005, the average market price of the Company's common stock exceeded the exercise price of approximately 700,000 outstanding stock options. Therefore, diluted earnings per share includes the dilutive effect of the weighted average number of common shares from potential exercise of approximately 700,000 options. During the second and third quarters of 2006, approximately 700,000 options were exercised, which reduced the dilutive effect of stock options in 2007 and 2006 compared with 2005.

        The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	2007	2006	2005
Shares used in computing basic earnings per common share	10.9	10.4	10.2
Dilutive effect of stock options	—	.2	.3

Shares used in computing diluted earnings per common share	10.9	10.6	10.5

Stock-Based Compensation

        The Company uses a fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment"

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

("SFAS 123(R)"). Stock options are valued using a fair-value-based option-pricing model and the fair value is recognized as an expense over the period in which the options vest. During the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective method. The Company previously adopted the fair value recognition provisions of SFAS 123 in 2003. For this change in accounting, the Company selected the "modified prospective method" under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123" ("SFAS 148"). Under this method, the change was retroactive to January 1, 2003 and compensation cost recognized during 2003 is zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date.

        SFAS 123(R) also requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital pool ("APIC pool"), available to absorb any tax deficiencies recognized after the adoption of SFAS 123(R). The Company has elected the alternative transition method, which includes a simplified calculation method, set forth in FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" to calculate its beginning APIC pool.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments including cash and cash equivalents, restricted cash, short-term investments, accounts payable, accrued and other liabilities, and debt approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization, or because they are carried at fair value.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) items under SFAS No. 130, "Reporting Comprehensive Income", are transactions recorded in stockholders' equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive loss are disclosed in the consolidated statements of income net of tax.

New Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN 48 during the first quarter of 2007 and recorded a net reduction to deferred tax assets of $3.3 million. This reduction was recorded as a $3.1 million decrease in additional paid-in capital and a $200,000 decrease in retained earnings as of January 1, 2007 as a cumulative effect of a change in accounting principle.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company's fiscal

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which expands the standards under SFAS 157 and provides entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007 (the Company's fiscal year beginning January 1, 2008). The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which clarifies and expands the accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 requires that net income attributable to the parent and the noncontrolling interest be reported on the face of the consolidated statement of income and that a noncontrolling interest be presented in the consolidated statement of financial position within equity. SFAS 160 is effective for financial statements issued for fiscal periods beginning after December 15, 2008 (the Company's fiscal year beginning January 1, 2009). The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

Note 3—Real Estate Inventories

        Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and seven additional communities in four Southern California counties. At December 31, 2007, real estate inventories aggregated 720 lots and homes, including 46 homes completed and unsold, and five homes completed and in escrow. Real estate inventories at December 31, 2007 included $219.9 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands ("Upper Mesa"). Brightwater is under development for 356 homes as discussed below. In addition, real estate inventories include approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

        The Brightwater planned community offers a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. The community also has 37 acres of open space and conservation area. With 349 homes permitted on 68 acres of the Upper Mesa, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company owns land adjacent to the Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community.

        Model home construction for The Trails and The Sands products was completed in July 2007. The Company began selling homes at The Trails and The Sands in August 2007 and began delivering homes for these products during December 2007. During December 2007, the Company delivered five homes at The Trails and four homes at The Sands and, as of December 31, 2007, there was one Brightwater home in escrow. Construction of models for the remaining two products, The Cliffs and The Breakers,

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Real Estate Inventories (Continued)

began during the first quarter of 2007 and was completed in January 2008. The Company began selling homes to homebuyers who had previously registered on the Brightwater priority list in February 2008. The Company plans to hold a grand opening for these products on March 15, 2008. As of February 29, 2008 the Company has sales orders for seven homes at The Cliffs and The Breakers.

        The estimation process involved in the determination of value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and disposition of its real estate properties in the ordinary course of business based on management's present plans and intentions. Economic and market conditions may affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the amount ultimately realized from such project may differ materially from current estimates and the project's carrying value.

        Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	2007	2006
Capitalized interest, beginning of period	$10.2	$6.1
Interest incurred and capitalized	18.5	8.1
Charged to cost of sales	(2.5)	(4.0)

Capitalized interest, end of period	$26.2	$10.2

Note 4—Investments in Unconsolidated Joint Ventures

        The Company's investments in unconsolidated joint ventures are 50% or less owned, not substantially controlled by the Company, and accordingly, are accounted for using the equity method and are not consolidated with the Company's consolidated financial statements. Investments are included in the Company's balance sheet in other assets. Condensed combined financial information regarding the Company's investments in: (i) the Oxnard land development joint venture (described below), (ii) a residential loan production partnership with a major commercial bank and (iii) the completed San Diego area homebuilding joint venture are summarized as follows (in millions):

	2007	2006	2005
Balance Sheet Data:
Total assets	$9.7	$9.5	$5.8
Total liabilities	(1.0)	(2.2)	(.5)

Venturers' capital	$8.7	$7.3	$5.3

Statement of Operations Data:
Revenues	$2.5	$.8	$.7
Expenses	(1.8)	(.5)	(.5)

Net income	$.7	$.3	$.2

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Investments in Unconsolidated Joint Ventures (Continued)

        During 2007, 2006 and 2005, the Company received approximately $100,000, $200,000, and $200,000, respectively, in aggregate cash distributions from the residential loan production partnership.

Oxnard Land Development Joint Venture

        In February 2003, the Company entered into two option contracts to acquire approximately 168 acres of land adjacent to the City of Oxnard in Ventura County, California. The Company is developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard limited liability company ("Oxnard LLC"). Hearthside Homes, Inc., the Company's homebuilding subsidiary, is the managing member of the Oxnard LLC.

        The option contracts allow the Oxnard joint venture to complete entitlement activities before purchasing the land. During March 2008, the land purchase option contracts were amended to extend the current closing date to February 2009 and provide additional extensions which, if exercised, would extend the outside closing date to December 2011.

        A draft environmental impact report ("EIR") for the proposed Oxnard development was circulated for public comments during the summer of 2007. As a result of the public comments received, the City of Oxnard has decided that the EIR needs to be amended to address availability of water for the development and the impact of such development on global warming. The City plans to recirculate a revised EIR for additional public comments in the second quarter of 2008. The Oxnard LLC is attempting to obtain approval of its plan from the Oxnard City Council by the end of 2008 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission during 2009; however, additional delays could be encountered. Infrastructure construction is expected to take approximately one year, and build out of homes is expected to occur over the course of five to six years, based on current expectations and assumptions.

        The Company currently expects the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 347 of the attached units would be developed on the 168 acres of optioned land that the Company currently expects the Oxnard LLC to purchase. The single-family detached product is currently expected to range from approximately 1,700 square feet to 3,400 square feet and the attached units are currently expected to range from approximately 1,050 square feet to 1,575 square feet.

        As of December 31, 2007, the Company's aggregate capital contributions were $2.1 million and its total investment in the Oxnard LLC was $2.6 million. In addition, as of December 31, 2007, the Company has incurred capitalized overhead costs of approximately $500,000 for the project which are unreimbursed by the venture, bringing the Company's total investment in the project to $3.1 million. As of December 31, 2007, the non-managing member's aggregate capital contributions to the Oxnard LLC were $6.1 million. The members are currently funding capital requirements on a 50/50 basis. The Company expects to make additional aggregate capital contributions of approximately $600,000 to the joint venture during 2008, bringing the Company's total expected investment in the venture to $3.2 million and the Company's total investment in the project to $3.7 million.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Investments in Unconsolidated Joint Ventures (Continued)

        In addition to the land purchase options for the project property, the Oxnard LLC held a land purchase option which controlled property which was expected to provide fill dirt for the project property. On April 16, 2007, the Oxnard LLC sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard LLC received net proceeds of approximately $1.6 million for the land and utilized the proceeds to fund ongoing entitlement and development costs.

        After payment of a preferred return of the greater of 10% or prime plus 5% on invested capital to the Company and the Company's partner, the first $8 million of profits are allocated 75% to the Company's partner and 25% to the Company, and profits over $8 million and losses over $5 million are generally allocated on a 50/50 basis in accordance with the operating agreement. The first $5 million of losses are generally allocated 80% to the Company's partner and 20% to the Company.

        While the Company exerts a large degree of influence over the joint venture, the Company's partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Note 5—Senior Secured Project Revolver

        On September 15, 2006, the Company entered into a three-year, $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and agent for several other lenders (the "Revolving Loan"). The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company's material subsidiaries. The Revolving Loan will fund the first $100 million of development and construction costs for the project.

        As of December 31, 2007 and 2006, $76.0 million and $18.3 million, respectively, was outstanding under the Revolving Loan at the Company's weighted average rates of 6.9% and 7.4%, respectively, based upon the Company's elected rates. Outstanding advances bear interest at the Company's option at either (i) the Alternate Base rate ("Prime") minus 25 basis points or (ii) LIBOR plus 200 basis points. As of December 31, 2007, the undrawn availability was $24.0 million, as limited by the borrowing base formulas. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the years ended December 31, 2007 and 2006 was $3.4 million and $217,000, respectively, at weighted-average interest rates of 7.2% and 7.3%, respectively. As of February 29, 2008, the Revolving Loan interest rate is 5.10%. On January 2, 2008, the Company repaid $18.0 million on the Revolving Loan, which is available to be reborrowed, in order to minimize interest costs.

        Beginning December 31, 2008 and at the end of each subsequent quarter, the commitment amount is scheduled to decrease by $25 million until the commitment under the Revolving Loan is reduced to zero by the final maturity date on September 15, 2009. The Revolving Loan is also subject to mandatory repayments based on 40% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During December 2007, the Company delivered the first nine homes at Brightwater and made mandatory repayments of $2.2 million, or $240,000 per home.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Senior Secured Project Revolver (Continued)

        Under the Revolving Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

  •
  a leverage covenant that prohibits the Company's ratio of consolidated total liabilities to consolidated tangible net worth from exceeding the following:

Period	Maximum Leverage Ratio
Prior to March 31, 2008	2.75 to 1.0
March 31, 2008 through June 30, 2008	2.50 to 1.0
July 1, 2008 and thereafter	2.25 to 1.0
  •
  a minimum consolidated tangible net worth covenant of $80 million.

        As of December 31, 2007, the Company's consolidated total liabilities are $266.1 million, tangible net worth is $101.5 million and leverage ratio is 2.62. The Company is in compliance with the covenants of the Revolving Loan as of December 31, 2007.

        As a result of the sustained downturn in the homebuilding industry and the impairment charges the Company recorded during the third quarter of 2007, the Revolving Loan was amended, effective as of September 30, 2007, to reduce the tangible net worth covenant from $100 million to $80 million. In connection with the amendment, which was approved by 95% of the lenders, the Company paid a fee of $142,500 (.15%) and there was no change to the Company's borrowing rate.

        In addition, the Company's credit facilities require the Company to make $36.8 million in aggregate principal amortization payments by December 31, 2008, including $25 million for the Revolving Loan (assuming the Company draws the remaining $24.0 available as of December 31, 2007) and $11.8 million for the Term Loan discussed in Note 6 below. In order to make these payments out of cash flow from operations, the Company is striving to deliver approximately 50 homes at Brightwater by the end of 2008. Given the continued weakness in the housing and mortgage markets, particularly with respect to pricing of jumbo loans, the Company has initiated discussions with its lenders regarding potential amendments to the Revolving Loan that would defer a portion of its currently scheduled payments to future periods. The Company is also evaluating alternatives for raising additional capital, if necessary.

        Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. As of December 31, 2007 and 2006, the borrowing base was $186.1 million and $160.2 million, respectively. Certain subsidiaries of the Company provided full unconditional guarantees.

        As of December 31, 2007 and 2006, approximately $589,000 and $734,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Senior Secured Term Loan

        On September 15, 2006, the Company entered into a five-year, $125 Million Senior Secured Term Loan Agreement with KeyBank National Association, as a lender and agent for several other lenders (the "Term Loan"), and on September 15, 2006, the Company borrowed the maximum loan amount of $125 million. The proceeds were used to fund a "special dividend" of $12.50 per share, totaling $135.7 million, to common stockholders paid on September 28, 2006.

        As of December 31, 2007 and 2006, $121.8 million and $125.0 million, respectively, was outstanding under the Term Loan at the Company's rates of 7.5% and 8.1%, respectively, based upon the Company's elected rates. The outstanding balance bears interest at the Company's option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the years ended December 31, 2007 and 2006 was $10.5 million and $3.1 million, respectively, at weighted-average interest rates of 8.1% and 8.0%, respectively. As of February 29, 2008, the Term Loan interest rate is 5.95%.

        On December 31, 2008, September 30, 2009 and September 30, 2010, the commitment amount will decrease by $15 million, $25 million, and $35 million, respectively. Thereafter, at the end of each subsequent quarter, the Term Loan commitment amount will decrease in four equal installments of $12.5 million, until the commitment under the agreement is reduced to zero by the final maturity date on September 15, 2011. The Term Loan is also subject to mandatory repayments based on 60% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During December 2007, the Company delivered the first nine homes at Brightwater and made mandatory repayments of $3.2 million, or $360,000 per home.

        Under the Term Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

  •
  a leverage covenant that prohibits the Company's ratio of consolidated total liabilities to consolidated tangible net worth from exceeding the following:

Period	Maximum Leverage Ratio
Prior to March 31, 2008	2.75 to 1.0
March 31, 2008 through June 30, 2008	2.50 to 1.0
July 1, 2008 and thereafter	2.25 to 1.0
  •
  an interest coverage covenant that prohibits the Company's ratio of EBITDA to interest incurred from being less than the following:

Period	Minimum Coverage Ratio
September 30, 2008 through December 30, 2008	1.0 to 1.0
December 31, 2008 through June 29, 2009	2.0 to 1.0
June 30, 2009 and thereafter	2.5 to 1.0

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Senior Secured Term Loan (Continued)

  •
  a minimum consolidated tangible net worth covenant of $80 million (reduced from $100 million, effective as of September 30, 2007).

        As of December 31, 2007, the Company's consolidated total liabilities are $266.1 million, tangible net worth is $101.5 million and leverage ratio is 2.62. The Company is in compliance with the covenants of the Term Loan as of December 31, 2007.

        As a result of the sustained downturn in the homebuilding industry and the impairment charges the Company recorded during the third quarter of 2007, the Term Loan was amended, effective as of September 30, 2007, to reduce the tangible net worth covenant from $100 million to $80 million. The Term Loan was also amended to defer the phase-in of the minimum ratio of EBITDA to interest covenant from the first quarter of 2008 to the third quarter of 2008 to provide greater operating flexibility and accommodate the Company's currently anticipated operating results for 2008. In connection with the amendment, which was approved by 100% of the lenders, the Company paid a fee of $187,500, and there was no change to the Company's borrowing rate.

        Availability under the Term Loan is subject to the applicable borrowing base loan to value limitations. The loan to value limits total lender advances under the Term Loan and the Revolving Loan to 65% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. As of December 31, 2007 and 2006, the borrowing base was $186.1 million and $160.2 million, respectively. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company's ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding.

        As of December 31, 2007 and 2006, approximately $1.9 million and $2.2 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

        Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interests rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates in September 2008. The swap did not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement. As of December 31, 2007, the fair value of the swap agreement is approximately $220,000. The change in fair value of the interest rate swap agreement during the year ended December 31, 2007 was approximately $220,000 and was charged to other expense. The counterparties to the interest rate swap agreement are financial institutions.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Other Project Debt

        In conjunction with the acquisition of single-family residential lots, the Company's homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity. The loans are secured by first trust deeds and bear an interest rate of prime plus one-half or prime plus three-fourths percent (7.75% to 8.0% at December 31, 2007). Some of these loan facilities have a minimum interest rate up to 7.5%. During the year ended December 31, 2007, Hearthside Homes, Inc. did not enter into any new loan facilities.

        The following amounts were available and outstanding under these loan facilities as of December 31, 2007 and 2006 ($ in millions):

				Outstanding at December 31
	Amount of Facility	Number of Lots	Maturity Date
				2007	2006
Rancho Santa Fe	$10.4	—	—	$—	$3.8
Corona-Chandler	14.8	—	—	—	.8
Corona-Chandler	1.9	—	—	—	1.9
Beaumont	17.9	77	3/17/08	9.9	10.7
Ontario	11.7	8	4/19/08	2.6	4.6
Lancaster	14.0	62	9/30/08	4.2	2.2
Corona-Hellman	54.5	148	1/7/09	32.1	20.9

				$48.8	$44.9

        During the first quarter of 2008, the Company exercised a three-month extension for the Ontario loan and extended the maturity to April 19, 2008. The Company has one additional three-month extension available for the Ontario loan, subject to achieving minimum sales of two homes for the three-month period beginning January 18, 2008. As of February 29, 2008, the Company has met the minimum sales requirement necessary to exercise its remaining three-month extension in April 2008.

        During the fourth quarter of 2007, the Company also extended the Beaumont loan to March 17, 2008. The Company has two additional three-month extensions available for the Beaumont loan, subject to achieving minimum sales of four homes for each of the three-month periods beginning December 18, 2007 and March 18, 2008 or making the requisite cash payments if such sales levels are not achieved.

        During October 2007, the Company extended the Lancaster loan to September 30, 2008. The Lancaster loan extension requires minimum repayments of $1 million per quarter by January 1, 2008, April 1, 2008 and July 1, 2008. As of February 29, 2008, the Company has met the first two minimum repayment requirements for this loan.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Liabilities

        Other liabilities were comprised of the following as of December 31 (in millions):

	2007	2006
Accrued pensions and benefits	$3.8	$4.1
Home warranty reserves	2.3	2.4
Contingent indemnity and environmental obligations	1.3	1.4
Unamortized discount	(.4)	(.4)

	$7.0	$7.5

        Contingent indemnity and environmental obligations primarily reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting in 1997) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company's current operations.

  Home Warranty Reserve

        The Company provides a home warranty reserve to reflect its contingent obligation for product liability. The Company generally records a provision as homes are delivered, based upon historical and industry experience, for the items listed in the homeowner warranty manual, which does not include items that are covered by manufacturers' warranties or items that are not installed by the Company's employees or contractors. The home warranty reserve activity is presented below for the years ended December 31 (in millions):

	2007	2006
Balance at beginning of period	$2.4	$2.1
Provision	.5	.6
Payments	(.6)	(.3)

Balance at end of period	$2.3	$2.4

Note 9—Income Taxes

        The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2007	2006	2005
Current taxes	$—	$.3	$4.6
Deferred taxes	(13.0)	3.6	12.6
Reversal of valuation allowances on deferred tax assets	—	—	(4.7)

	$(13.0)	$3.9	$12.5

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2007	2006	2005
(Benefit) provision for income taxes at statutory rate	$(11.2)	$3.3	$14.5
State income taxes, net	(1.8)	.6	2.4
Reversal of valuation allowances on deferred tax assets	—	—	(4.7)
All other items, net	—	—	.3

	$(13.0)	$3.9	$12.5

        During the year ended December 31, 2005, a reduction in valuation allowance on federal pre-Reorganization net operating losses ("NOLs") of $38.5 million was recorded, as the Company determined that the utilization of these NOLs was "more likely than not" based on forecasted earnings. Pursuant to Fresh-Start Reporting, the reduction in valuation allowance related to pre-Reorganization NOLs was reflected by increasing the Company's additional paid-in capital.

        The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2007	2006
Deferred tax assets:
Accruals/reserves not deductible until paid	$3.5	$3.7
Real estate inventory impairment	12.9	—
Accrued seller participation not deductible until paid	.2	.8
Net operating loss and alternative minimum tax credit carryforwards	45.9	45.1
State income tax provisions deductible when paid for federal tax purposes	(.2)	.9

	62.3	50.5

Deferred tax liabilities:
Real estate inventories (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	17.9	15.8

Net deferred tax assets	$44.4	$34.7

        The net deferred tax balance at December 31, 2007 and 2006 is primarily composed of federal NOL. The Company has concluded that it is "more likely than not" that the Company will be able to generate sufficient taxable income to realize such assets. The Company expects to generate earnings from deliveries at the Brightwater project to meet the "more likely than not" criteria in future periods. Therefore, the Company has no valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties. Such uncertainties include the availability of real estate for development at economically viable prices and economic factors affecting the Company's operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The federal NOLs available as of December 31, 2007 are approximately $136 million. The amount of NOLs which expire if not utilized is $3 million, $11 million, $49 million, $42 million, zero and $31 million for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

        The Internal Revenue Code (the "Code") generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate (4.34% as of February 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company believes it has net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that the Company is able to recognize these gains within the five-year time limitation. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 41% as of February 29, 2008, as computed in accordance with Section 382.

        On September 18, 2006, the Company's Board of Directors suspended enforcement of the Company's charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company's $136 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of home deliveries at Brightwater in December 2007, and the related built-in-gain of the project, the Company believes it will fully utilize its NOLs within the next five years if an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

Uncertain Tax Positions

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million was recorded as a cumulative effect of a change in accounting principle and resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. There have been no changes to this amount during the year ended December 31, 2007. Of the Company's unrecognized tax benefits of $5.1 million at December 31, 2007, $200,000 would decrease the

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

Company's effective tax rate if recognized. The Company does not believe that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007:

2007
Balance at January 1, 2007	$5.1
Increases (decreases) for tax positions taken in prior period	—
Increases (decreases) for tax positions taken in current period	—
Decreases for settlements	—
Decreases due to expiration of statute of limitations	—

Balance at December 31, 2007	$5.1

        The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of December 31, 2007, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

        Certain tax year filings remain open to Federal and California examination, which are the Company's primary tax jurisdictions. The years 2004 through 2007 and the years 2003 through 2007 remain open for Federal and California purposes, respectively. The Company has utilized NOLs generated between 1990 and 1993 to offset taxable income in those years and expects to utilize Federal NOLs generated between 1994 and 1997 and in 1999, 2006 and 2007 in future years. In addition, the Company expects to utilize California NOL generated in 2007 in future years.

Note 10—Commitments and Contingencies

Real Estate Matters

        The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2007, the Company has no consolidated land option deposits.

        The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at December 31, 2007. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company's financial position, results of operations or cash flows.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

Oxnard Land Development Joint Venture

        In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc., the Company's homebuilding subsidiary, is the managing member of the Oxnard LLC.

        As of December 31, 2007, the Company's aggregate capital contributions were $2.1 million and its total investment in the Oxnard LLC was $2.6 million. In addition, as of December 31, 2007, the Company has incurred capitalized overhead costs of approximately $500,000 for the project which are unreimbursed by the venture, bringing the Company's total investment in the project to $3.1 million. As of December 31, 2007, the non-managing member's aggregate capital contributions to the Oxnard LLC were $6.1 million. The members are currently funding capital requirements on a 50/50 basis. The Company expects to make additional aggregate capital contributions of approximately $600,000 to the Oxnard LLC during 2008, bringing the Company's total expected investment to $3.2 million and the Company's total investment in the project to $3.7 million.

        In addition to the land purchase options for the project property, the Oxnard LLC held a land purchase option which controlled property which was expected to provide fill dirt for the project property. On April 16, 2007, the Oxnard LLC sold the non-project land purchase option for $1.8 million since the venture has contracted for an alternate source for the fill dirt. The Oxnard LLC received net proceeds of approximately $1.6 million for the land and utilized the proceeds to fund ongoing entitlement and development costs.

        While the Company exerts a large degree of influence over the joint venture, the Company's partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Legal Proceedings

        There are various lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company's management, ultimate liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

  California Department of Toxic Substances Control

        In October 2006, the California Department of Toxic Substances Control ("DTSC") filed a civil complaint against the Company's Hearthside Residential Corp. subsidiary ("HRC") in the Federal District Court for the Southern Division of the Central District of California. A trial on this matter is currently scheduled to begin on October 7, 2008 and discovery in the case is underway. The DTSC's complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC's remediation process was

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney's fees.

        Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site that HRC remediated. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. The Company's subsidiary intends to vigorously defend itself in this matter. Therefore, the Company has not accrued for any of DTSC's approximately $1.0 million of claims related to these residential properties.

Lease Obligations

        For the years ended December 31, 2007, 2006 and 2005, the Company incurred rents for corporate facilities of approximately $289,000, $243,000 and $219,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2008, 2009, 2010 and 2011are approximately $326,000, $340,000, $353,000 and $367,000, respectively. Thereafter such amounts are zero.

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

        See Note 8 for a discussion of other contingencies.

Note 11—Retirement Plans

        The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for certain matching contributions paid in cash by the Company to non-highly compensated employees, as defined in the Code. Plan participants are immediately vested in their own contributions, while Company contributions vest over a 6-year period. For the years ended December 31, 2007, 2006, and 2005, the Company's contributions to the 401(k) plan were not material.

        The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Retirement Plans (Continued)

employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2007	2006	2005
Service cost	$—	$—	$—
Interest cost	.3	.3	.4
Expected return on assets	(.3)	(.3)	(.4)
Net amortization and deferral	.1	.1	.1

Net periodic pension expense	$.1	$.1	$.1

        The Company estimates that net periodic pension cost for 2008 will approximate the amounts for 2007.

        The development of the projected benefit obligation for the plan at December 31, 2007 and 2006 is based on the following assumptions:

	2007	2006
Measurement date	12/31/07	12/31/06
Discount rate	6.20%	5.75%
Expected long-term rate of return	8.00%	8.00%

        During 2007, the assumption regarding long-term return on plan assets was 8%, unchanged from the prior year. The Company considers both historical and expected long-term rates to determine its assumption. The historical rate of returns over the past 10 years and five years were approximately 7.8% and 13.3%, respectively. The currently expected long-term rates of return on bonds and equities are approximately 7.1% and 5.9%, respectively.

  Plan asset information:

	Target Allocation 2008	Allocation 2007	Allocation 2006
Equity securities	94%	94%	100%
Debt securities	0%	0%	0%
Cash	6%	6%	0%

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Retirement Plans (Continued)

        The funded status and accrued pension cost at December 31, 2007 and 2006 for the defined benefit retirement plan were as follows (in millions):

	2007	2006
Benefit obligation:
Benefit obligation at beginning of year	$6.2	$6.5
Service cost	—	—
Interest cost	.3	.3
Actuarial gain	—	—
Change in assumptions	—	—
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	(.1)

Benefit obligation at end of year	$5.9	$6.2

Plan assets:
Fair value of plan assets at end of prior year	$4.6	$4.3
Net return on plan assets	.2	.7
Assets contributed to plan	.2	.2
Benefits paid	(.5)	(.5)
Administrative expenses paid	(.1)	(.1)

Fair value of plan assets at end of year	$4.4	$4.6

Funded status	$(1.5)	$(1.7)
Unrecognized net actuarial loss	2.4	2.5

Prepaid benefit cost	.9	.8
Additional minimum liability charged to other comprehensive loss	(2.4)	(2.5)

Accrued benefit liability	$(1.5)	$(1.7)

        The Company estimates that benefit payments will be approximately $500,000 for each of the next five years, and an aggregate of $2.5 million for the five fiscal years thereafter. The Company estimates that it will contribute approximately $200,000 to the plan in 2008.

        The $1.4 million and $1.5 million balance of accumulated other comprehensive loss as of December 31, 2007 and 2006, respectively, reflects the additional minimum liability of $2.4 million and $2.5 million, respectively, net of prepaid pension costs. The amount of the accrued benefit liability is reflected in other liabilities.

Note 12—Stockholders' Equity

Common Stock

        During October 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stockholders' Equity (Continued)

Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $136 million of NOLs (see Note 9). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. The Company's Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company's common stock and authorizes such transactions which are not expected to jeopardize the Company's ability to use its NOLs.

        On September 18, 2006, the Company's Board of Directors suspended enforcement of the Company's charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company's $136 million of NOLs. While the Company remains subject to the Internal Revenue Code's section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of sales at Brightwater and ongoing development, and the related built-in-gain of the project, the Company believes it will fully utilize its NOLs within the next five years. If an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

        At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares. At the May 2004 Annual Meeting, the Company's shareholders approved an increase in authorized shares of both Common and Excess Stock from 11,000,000 shares to 13,500,000 shares.

        On January 1, 2007, the Company adopted FIN 48 as described in Note 9. The adoption of FIN 48 resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy.

        During the year ended December 31, 2006, certain directors, officers and employees exercised options to purchase 689,996 shares of the Company's common stock at a price of $4.50 per share in accordance with the Company's 1993 Stock Option/Stock Issuance Plan ("1993 Plan"). In addition, during the year ended December 31, 2006, a director exercised options to purchase 2,500 shares of the Company's common stock at an average price of $27.57 per share in accordance with the Company's 1993 Plan. These stock option exercises increased cash and additional paid-in capital by $3.2 million. Stockholders equity also reflects an income tax benefit of $3.1 million (which was credited to additional paid-in capital) related to the issuance of common stock upon exercise of stock options during the year ended December 31, 2006.

        A special dividend of $12.50 per share, totaling $135.7 million, was paid to the holders of the Company's common stock on September 28, 2006. This special dividend reduced additional paid-in capital by $135.7 million and was funded primarily by borrowings under the $125 million Senior Secured Term Loan described in Note 6.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock Plan

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

        In January 2007 and 2008, the Company issued a total of 3,255 shares and 15,817 shares, respectively, of its common stock to three independent directors in 2007 and four independent directors in 2008, under the Director Fee Program, which is a component of the 1993 Plan. These shares vest at the rate of 25% per quarter during 2007 and 2008, respectively.

        The Company did not grant any options during 2007. The Company granted 10,000 options in each of the years ended December 31, 2006 and 2005, with a fair value of $90,000 and $104,000, respectively. Each grant vests 50% after one year and 100% after two years, and the options have a term of 10 years. Pursuant to SFAS 123(R), the Company recorded $123,000, $75,000 and $36,000 of compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, which is reflected in additional paid-in capital.

        A summary of the status of the Company's 1993 plan for the years ended December 31, 2007, 2006 and 2005 follows:

	2007				2006				2005
	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)		699,996	$4.89			719,996	$4.68
Granted	—	$—			10,000	$34.62			10,000	$31.92
Exercised	(—)	$—			(692,496)	$4.58			(30,000)	$8.77

Outstanding, December 31	17,500	$21.58	(a)	8.1 years	17,500	$21.58	(a)	9.1 years	699,996	$4.89	2.7 years

Fully vested and exercisable at December 31	12,500	$21.37	(a)	7.9 years	2,500	$24.57	(a)	8.6 years	689,996	$4.50	2.6 years

Available for future grants at December 31	361,733				364,988				124,988

(a)
Adjusted for special dividend of $12.50

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock Plan (Continued)

        As of December 31, 2007, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 8.1 years. All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at December 31, 2007 was zero.

        The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Similar to SFAS 123, which the Company adopted in 2003, SFAS 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. For tax purposes, the Company expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when stock options are exercised. SFAS 123(R) requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123(R) and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, "Accounting for Income Taxes". The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool ("APIC Pool"), as defined pursuant to SFAS 123(R). The Company is required to assess whether there is an available APIC Pool when the stock options are exercised or expire.

        SFAS 123(R) also amends SFAS 95, "Statement of Cash Flows", to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

        In addition, SFAS 123(R) requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital pool ("APIC pool"), available to absorb any tax deficiencies recognized after the adoption of SFAS 123(R). The Company has elected the alternative transition method, which includes a simplified calculation method, set forth in FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" to calculate its beginning APIC pool.

        The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the "Option Model"). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company's estimate of expected term in 2006 was determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company's stock in accordance with guidance provided in SFAS 123(R) and SAB 107. The risk-free interest rate used in the Option Model is based

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock Plan (Continued)

on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company's stock options.

        The weighted-average assumptions used for stock option grants in December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Risk-free interest rate	n/a	5.0%	4.1%
Expected life (in years)	n/a	4	4
Expected volatility	n/a	28.0%	35.0%
Expected dividends	n/a	None	None

Note 14—Unaudited Quarterly Financial Information

        The following is a summary of quarterly financial information for 2007 and 2006 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2007
Revenues	$12.2	$4.2	$5.2	$25.4	$47.0
Cost of sales(a)	15.4	3.9	33.0	20.8	73.1
Gross operating (loss) profit	(3.2)	.3	(27.8)	4.6	(26.1)
Net (loss) income	(3.0)	(.4)	(17.5)	2.0	(18.9)
Other comprehensive income	—	—	—	.1	.1
(Loss) earnings per common share—basic	$(.28)	$(.04)	$(1.61)	$.18	$(1.73)
(Loss) earnings per common share—diluted	$(.28)	$(.04)	$(1.61)	$.18	$(1.73)
Weighted-average common shares outstanding:
Basic	10.9	10.9	10.9	10.9	10.9
Diluted	10.9	10.9	10.9	10.9	10.9
	First	Second	Third	Fourth	Full Year
2006
Revenues	$27.9	$18.8	$24.8	$24.2	$95.7
Cost of sales	23.2	15.6	21.4	21.9	82.1
Gross operating profit	4.7	3.2	3.4	2.3	13.6
Net income	1.9	1.2	1.3	1.2	5.6
Other comprehensive income	—	—	—	.3	.3
Earnings per common share—basic	$.19	$.12	$.12	$.11	$.54
Earnings per common share—diluted	$.18	$.11	$.12	$.11	$.53
Weighted-average common shares outstanding:
Basic	10.2	10.2	10.5	10.9	10.4
Diluted	10.5	10.5	10.7	10.9	10.6

(a)
Cost of sales includes impairment charges of $4.0 million and $28.0 million for the first and third quarters, respectively, of 2007.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CALIFORNIA COASTAL COMMUNITIES, INC. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 INDEX
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS