Form 10-Q
period 2008-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2008-05-08
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2008 there were 10,871,780 shares of Common Stock, par value $.05 outstanding.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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

•      the impact of recent accounting pronouncements; and

•      stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the effects of inflation or a recession; the demand for homes; fluctuations in interest rates and the availability of mortgage financing; changes in home prices; the availability and cost of land for future growth; the availability of capital; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; uncertainties created by terrorist attacks;

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors” set forth below, as well as the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K for the year ended December 31, 2007. You should also read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$1.2	$24.3
Restricted cash	5.9	6.0
Real estate inventories	295.2	286.4
Deferred tax assets	44.8	44.4
Other assets, net	6.4	6.5

	$353.5	$367.6
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$10.2	$12.5
Senior secured project revolver	67.0	76.0
Senior secured term loan	121.0	121.8
Other project debt	47.3	48.8
Other liabilities	7.1	7.0

Total liabilities	252.6	266.1

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,855,963 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.4	59.3
Retained earnings	42.4	43.1
Accumulated other comprehensive loss	(1.4)	(1.4)
Total stockholders’ equity	100.9	101.5

	$353.5	$367.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues:
Homebuilding	$5.0	$12.2

Costs of sales:
Homebuilding	3.9	11.4

Loss on impairment of real estate inventories	—	4.0
	3.9	15.4

Gross operating profit (loss)	1.1	(3.2)

Selling, general and administrative expenses	1.6	1.7
Other expense, net	.6	.1

Loss before income taxes	(1.1)	(5.0)

Benefit from income taxes	(.4)	(2.0)

Net loss	$(.7)	$(3.0)

Net loss per common share:

Basic	$(.06)	$(.28)
Diluted	$(.06)	$(.28)

Common equivalent shares:

Basic	10.9	10.9
Diluted	10.9	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(.7)	$(3.0)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	.1	—
Distributions from unconsolidated joint ventures	.1	—
Equity in earnings of unconsolidated joint ventures	(.1)	—
Loss on change in fair value of derivative instrument	.5	—
Deferred taxes	(.4)	(2.0)
Gains on sales of real estate inventories	(1.1)	(.8)
Loss on impairment of real estate inventories	—	4.0
Proceeds from sale of real estate inventories, net	4.9	11.7
Investments in real estate inventories	(12.3)	(18.1)
Changes in assets and liabilities:
Decrease in other assets	.1	1.5
Decrease in accounts payable, accrued and other liabilities	(2.7)	(2.9)

Cash used in operating activities	(11.6)	(9.6)

Cash flows from investing activities:
Sales of short-term investments	—	.5
Investments in unconsolidated joint ventures	(.1)	(.1)
Change in restricted cash	.1	1.0

Cash provided by investing activities:	—	1.4

Cash flows from financing activities:
Borrowings of senior secured project revolver	10.5	9.4
Repayments of senior secured project revolver	(19.5)	—
Repayments of senior secured term loan	(.8)	—
Borrowings of other project debt	.7	5.3
Repayments of other project debt	(2.2)	(8.4)
Deferred financing costs	(.2)	—

Cash (used in) provided by financing activities	(11.5)	6.3

Net decrease in cash and cash equivalents	(23.1)	(1.9)

Cash and cash equivalents - beginning of period	24.3	10.6

Cash and cash equivalents - end of period	$1.2	$8.7

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$—	$.2
Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$.3	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Intercompany accounts and transactions have been eliminated.

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

Note 2 - Significant Accounting Policies

Basis of Consolidation

Certain of the Company’s wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The Company’s consolidated financial statements include the Company’s accounts and all of its majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which the Company has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further discussed in Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Risks

Current housing and credit market conditions present uncertainty as to the ability of the Company to meet its projected home closings or secure new financings, if needed. The Company’s management is taking certain steps such as initiating discussion with the Company’s financial institutions regarding its current debt obligations and evaluating alternatives for raising additional financing, if necessary. See Notes 4 and 5 for further discussion.

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

The Company recorded no additional impairment charges during the three months ended March 31, 2008, compared with $4.0 million recorded related to the Beaumont project during the three months ended March 31, 2007. The impairment charge recorded during the first quarter of 2007 reflected the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, the Company has recorded impairment charges for five of its six active projects. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

The Company believes that the accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to the Company’s consolidated financial statements. The critical assumptions in the Company’s evaluation of real estate inventories impairment included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157 and provides entities a one-time election to measure financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), which clarifies and expands the accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 requires that net income attributable to the parent and the noncontrolling interest be reported on the face of the consolidated statement of income and that a noncontrolling interest be presented in the consolidated statement of financial position within equity. SFAS 160 is effective for financial statements issued for fiscal periods beginning after December 15, 2008 (the Company’s fiscal year beginning January 1, 2009). The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities required by Statement No. 133. SFAS 161 is effective for financial statements issued for fiscal periods beginning after November 15, 2008 (the Company’s fiscal year beginning January 1, 2009). The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

Note 3 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater and four additional communities in four Southern California counties. At March 31, 2008, real estate inventories aggregated 712 lots and homes, including 38 homes completed and unsold, four homes completed and in escrow, and eight homes under construction and in escrow. Real estate inventories at March 31, 2008 included $230.0 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”). Brightwater is under development for 356 homes as discussed below. In addition, real estate inventories include approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

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

The Company began selling homes at The Trails and The Sands in August 2007 and began delivering homes for these products during December 2007. Construction of models for the larger two products, The Cliffs and The Breakers, was completed in January 2008. In February 2008, the Company began selling homes to homebuyers who had previously registered on the Brightwater priority list. The Company held a grand opening for these products on March 15, 2008 and currently expects to begin delivering these homes during the third quarter of 2008.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended March 31,
	2008	2007
Capitalized interest, beginning of period	$26.2	$10.2
Interest incurred and capitalized	4.0	4.1
Charged to cost of sales	(.6)	(.6)
Capitalized interest, end of period	$29.6	$13.7

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

As of March 31, 2008 and December 31, 2007, $67.0 million and $76.0 million, respectively, was outstanding under the Revolving Loan at weighted average rates of 5.10% and 6.90%, respectively, based upon the Company’s elected rates. Outstanding advances bear interest at the Company’s option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points. As of March 31, 2008, the undrawn availability was $30.4 million. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three months ended March 31, 2008 and 2007 was $900,000 and $500,000, respectively, at weighted-average interest rates of 5.64% and 7.32%, respectively. As of May 5, 2008, the Revolving Loan weighted average interest rate is 5.10%.

Beginning December 31, 2008 and at the end of each subsequent quarter, the commitment amount is scheduled to decrease by $25.0 million until the commitment under the Revolving Loan is reduced to zero by the final maturity date on September 15, 2009. The Revolving Loan is also subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the three months ended March 31, 2008, the Company delivered two homes at Brightwater and made mandatory repayments of $480,000. As of March 31, 2008, the Company has delivered 11 homes at Brightwater and made cumulative mandatory repayments of $240,000 per home, or $2.6 million.

The Company’s credit facilities currently require the Company to make $33.4 million in aggregate principal amortization payments by December 31, 2008, including $22.4 million for the Revolving Loan (assuming the Company draws the remaining $30.4 million which is available as of March 31, 2008) and $11.0 million for the Term Loan discussed in Note 5 below. In order to make these payments out of cash flow from operations, the Company would need to deliver approximately 50 homes at Brightwater during 2008, which appears unlikely based on sales orders to date, the number of homes currently under construction and the approximately eight months it takes to build the larger homes (The Cliffs and The Breakers). Therefore, the Company has initiated discussions with its lenders regarding potential amendments to the Revolving Loan that would defer a portion of its currently scheduled payments to future periods and modify certain covenants to accommodate the slower projected pace of sales. Amendments to the payment schedule will require the unanimous consent of the Revolving Loan bank syndicate. The Company is also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that the Company will be successful in these endeavors, or that requested amendments to the Revolving Loan will be agreed to by the Company’s lenders. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, or as to the ability of the Company to achieve positive cash flow from operations to satisfy its obligations.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  a leverage covenant that prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding the following:

Reporting Period	Maximum Leverage Ratio
March 31, 2008 through June 30, 2008	2.50 to 1.0
September 30, 2008 and thereafter	2.25 to 1.0

•                  a minimum consolidated tangible net worth covenant of $80 million.

As of March 31, 2008, the Company’s consolidated total liabilities are $252.6 million, tangible net worth is $100.9 million and leverage ratio is 2.50. The Company is in compliance with the covenants of the Revolving Loan as of March 31, 2008.

As a result of the sustained downturn in the homebuilding industry and the $28.0 million of impairment charges the Company recorded during the third quarter of 2007, the Revolving Loan was amended, effective as of September 30, 2007, to reduce the tangible net worth covenant from $100 million to $80 million. In connection with the amendment, which was approved by 95% of the lenders, the Company paid a fee of $142,500 (.15%) and there was no change to the Company’s borrowing rate.

Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. As of March 31, 2008 and December 31, 2007, the borrowing base was $191.2 million and $186.1 million, respectively. Certain subsidiaries of the Company provided full unconditional guarantees.

As of March 31, 2008 and December 31, 2007, approximately $500,000 and $600,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

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

As of March 31, 2008 and December 31, 2007, $121.0 million and $121.8 million, respectively, was outstanding under the Term Loan at rates of 5.81% and 7.5%, respectively, based upon the Company’s elected rates. The outstanding balance bears interest at the Company’s option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three months ended March 31, 2008 and 2007 was $2.0 million and $2.6 million, respectively, at weighted-average interest rates of 6.46% and 8.07%, respectively. As of May 5, 2008, the Term Loan interest rate is 5.5%.

On December 31, 2008, September 30, 2009 and September 30, 2010, the commitment amount will decrease by $15 million, $25 million, and $35 million, respectively. Thereafter, at the end of each subsequent quarter, the Term Loan commitment amount will decrease in four equal installments of $12.5 million, until the commitment under the agreement is reduced to zero by the final maturity date on September 15, 2011. The Term Loan is also subject to mandatory repayments based on 60% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the three months ended March 31, 2008, the Company delivered two homes at Brightwater and made mandatory repayments of $720,000. As of March 31, 2008, the Company has delivered 11 homes at Brightwater and made cumulative mandatory repayments of $4.0 million, or $360,000 per home.

Under the Term Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  a leverage covenant that prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding the following:

Reporting Period	Maximum Leverage Ratio
March 31, 2008 through June 30, 2008	2.50 to 1.0
September 30, 2008 and thereafter	2.25 to 1.0

•                  an interest coverage covenant that prohibits the Company’s ratio of EBITDA to interest incurred from being less than the following:

Period	Minimum Coverage Ratio
September 30, 2008 through December 30, 2008	1.0 to 1.0
December 31, 2008 through June 29, 2009	2.0 to 1.0
June 30, 2009 and thereafter	2.5 to 1.0

•                  a minimum consolidated tangible net worth covenant of $80 million (reduced from $100 million, effective as of September 30, 2007).

As of March 31, 2008, the Company’s consolidated total liabilities are $252.6 million, tangible net worth is $100.9 million and leverage ratio is 2.50. The Company is in compliance with the covenants of the Term Loan as of March 31, 2008.

As a result of the sustained downturn in the homebuilding industry and the $28.0 million of impairment charges the Company recorded during the third quarter of 2007, the Term Loan was amended, effective as of September 30, 2007, to reduce the tangible net worth covenant from $100 million to $80 million. The Term Loan was also amended to defer the phase-in of the minimum ratio of EBITDA to interest covenant from the first quarter of 2008 to the third quarter of 2008 to provide greater operating flexibility and accommodate the Company’s currently anticipated operating results for 2008. In connection with the amendment, which was approved by 100% of the lenders, the Company paid a fee of $187,500, and there was no change to the Company’s borrowing rate.

The Company has also initiated discussions with its lenders to amend the Term Loan to modify certain covenants to accommodate the slower projected pace of sales.  There can be no assurance that requested amendments to the Term Loan will be agreed to by the Company’s lenders. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, or as to the ability of the Company to achieve positive cash flow from operations to satisfy its obligations.

Availability under the Term Loan is subject to the applicable borrowing base loan to value limitations. The loan to value limits total lender advances under the Term Loan and the Revolving Loan to 65% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. As of March 31, 2008 and December 31, 2007, the borrowing base was $191.2 million and $186.1 million, respectively. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding.

As of March 31, 2008 and December 31, 2007, approximately $1.9 million of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company paid and the interest rate the Company would receive over the remaining life of the agreement. As of March 31, 2008, the fair value of the swap agreement is approximately $700,000. The non-cash change in fair value of the interest rate swap agreement during the three months ended March 31, 2008 was approximately $500,000 and was charged to other expense. In addition, the Company recorded a $200,000 expense for cash payments made under the terms of the interest rate swap agreement during the first quarter of 2008 due to declining interest rates during the quarter. The counterparties to the interest rate swap agreement are financial institutions.

Note 6 – Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity by Hearthside Homes, Inc. The loans are secured by first trust deeds and bear an interest rate of prime plus one-half or prime plus three-fourths percent (5.75% to 6.0% at March 31, 2008). The Lancaster and Hellman loan facilities have minimum interest rates of 7.5% and 7.25%, respectively. During the three months ended March 31, 2008, Hearthside Homes, Inc. did not enter into any new loan facilities.

The following amounts were available and outstanding under these loan facilities as of March 31, 2008 and December 31, 2007 ($ in millions):

				Outstanding at
	Amount of Facility	Number of Lots	Maturity Date	March 31, 2008	December 31, 2007

Beaumont	$17.9	76	6/17/08	$9.5	$9.9
Ontario	11.7	6	7/19/08	1.7	2.6
Lancaster	14.0	61	9/30/08	3.9	4.2
Corona-Hellman	54.5	147	1/7/09	32.2	32.1

				$47.3	$48.8

During the first quarter of 2008, the Company extended the Beaumont loan to June 17, 2008. The Company has one additional three-month extension available for the Beaumont loan, subject to achieving minimum sales of four homes for the three-month period beginning March 18, 2008 or making the requisite cash payment of approximately $309,000 per unit if such sales levels are not achieved.

During April 2008, the Company exercised a three-month extension for the Ontario loan and extended the maturity to July 19, 2008. The Company has no additional extensions available for the Ontario loan.

The Lancaster loan requires cumulative minimum repayments of $3.0 million by July 1, 2008. As of March 31, 2008, the Company has made cumulative repayments of $2.6 million, resulting in an additional $400,000 due by July 1, 2008.

Note 7 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	March 31, 2008	December 31, 2007
Accrued pensions and benefits	$3.7	$3.8
Home warranty reserves	2.1	2.3
Contingent indemnity and environmental obligations	1.2	1.3
Deferred revenue	.5	—
Unamortized discount	(.4)	(.4)
	$7.1	$7.0

Contingent indemnity and environmental obligations partially reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting in 1997) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations. Deferred revenue represents earnest money deposits held by the Company for home sales contracts in escrow.

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

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$2.3	$2.4
Provision	—	.1
Adjustment due to change in estimate	(.1)	—
Payments	(.1)	(.1)
Balance at end of period	$2.1	$2.4

Note 8 - Income Taxes

The following is a summary of the tax benefit:

	Three Months Ended March 31,
	2008	2007
Current taxes	$—	$—
Deferred taxes	(.4)	(2.0)
Benefit from income taxes	$(.4)	$(2.0)

The net deferred tax balance at March 31, 2008 and December 31, 2007 is primarily composed of federal net operating losses (“NOLs”). The Company has concluded that it is “more likely than not” that the Company will be able to generate sufficient taxable income to realize such assets. Therefore, the Company has no valuation allowance related to the potential utilization of its deferred tax assets due to uncertainties. Such uncertainties include the availability of real estate for development at economically viable prices and economic factors affecting the Company’s operations. The Company monitors these, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets.

The federal NOLs available as of March 31, 2008 were approximately $137 million. The amount of federal NOLs which expire if not utilized is $3 million for 2008 and $11 million, $49 million, $42 million, zero, and $32 million for 2009, 2010, 2011, 2012 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.55% as of April 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company believes it has net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that the Company is able to recognize these gains within the five-year time limitation. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 42% as of May 5, 2008, as computed in accordance with Section 382.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $137 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of home deliveries at Brightwater in December 2007, and the related built-in-gain of the project, the Company believes it will fully utilize its NOLs within five years following an ownership change, should one occur. However, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million was recorded as a cumulative effect of a change in accounting principle and resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. There have been no changes to this amount during the three months ended March 31, 2008. Of the Company’s unrecognized tax benefits of $5.1 million at March 31, 2008, $200,000 would decrease the Company’s effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of March 31, 2008, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The years 2004 through 2007 and the years 2003 through 2007 remain open for Federal and California purposes, respectively. The Company has utilized NOLs generated between 1990 and 1993 to offset taxable income in those years and expects to utilize Federal NOLs generated between 1994 and 1997 and in 1999, 2006 and 2007 in future years. In addition, the Company expects to utilize California NOL generated in 2007 in future years.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2008, the Company has no consolidated land option deposits.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at March 31, 2008. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Oxnard Land Development Joint Venture

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The Company is developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc., the Company’s homebuilding subsidiary, which is the managing member of the Oxnard LLC.

As of March 31, 2008, the Company’s aggregate capital contributions were $2.3 million and its total investment in the Oxnard LLC was $2.8 million. In addition, as of March 31, 2008, the Company has incurred capitalized overhead costs of approximately $600,000 for the project which are unreimbursed by the venture, bringing the Company’s total investment in the project to $3.4 million. As of March 31, 2008, the non-managing member’s aggregate capital contributions to the

Oxnard LLC were $6.3 million. The members are currently funding capital requirements on a 50/50 basis. The Company expects to make additional aggregate capital contributions of approximately $400,000 to the Oxnard LLC during the remaining nine months of 2008, bringing the Company’s total expected investment to $3.2 million and the Company’s total investment in the project to $3.8 million.

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

While the Company exerts a large degree of influence over the joint venture, the Company’s partner does have various substantive participating rights such as approval rights with regard to the majority of business decisions, including approval of project budgets.

Legal Proceedings

There are various lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

California Department of Toxic Substances Control

In October 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against the Company’s Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California. A trial on this matter is currently scheduled to begin on October 7, 2008 and discovery in the case is underway. The DTSC’s complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, and the contamination did not emanate from the 43-acre site that HRC remediated. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. The Company’s subsidiary is vigorously defending itself in this matter. Therefore, the Company has not accrued for any of DTSC’s approximately $1.0 million of claims related to these residential properties.

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

In January 2008, the Company issued a total of 15,817 shares of its common stock to four independent directors under the Director Fee Program, which is a component of the 1993 Plan. These shares vest at the rate of 25% per quarter during 2008.

The Company did not grant any options during the three months ended March 31, 2008 and 2007. Pursuant to SFAS 123(R), the Company recorded $28,000 and $38,000 of compensation expense during the three months ended March 31, 2008 and 2007, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the three months ended March 31, 2008 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, March 31	17,500	$21.58	(a)	7.85 years

Fully vested and exercisable at March 31	13,750	$21.79	(a)	7.71 years
Available for future grants at March 31	345,916

(a)           Adjusted for special dividend of $12.50

As of March 31, 2008, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 7.85 years. All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at March 31, 2008 was zero.

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

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term is determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company’s stock in accordance with guidance provided in SFAS 123(R) and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

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

During the remaining nine months of 2008, our primary goals will be to:

•      begin delivering homes in The Cliffs and The Breakers neighborhoods at our Brightwater project during the third quarter of 2008;

•      continue selling and delivering homes in The Sands and The Trails neighborhoods at Brightwater;

•      complete the entitlement process with the City of Oxnard for a 168-acre joint venture project near Oxnard, California;

•      reduce standing inventories and therefore maximize deliveries and revenues at our other homebuilding projects throughout Southern California; and

•      modify our existing credit agreements to accommodate the ongoing downturn in the Southern California housing market.

There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

Our total revenues for the three months ended March 31, 2008 and 2007 were $5.0 million and $12.2 million, respectively. For the three months ended March 31, 2008 and 2007, we delivered eight and 15 homes, respectively. Our total assets as of March 31, 2008 and December 31, 2007 were $353.5 million and $367.6 million, respectively, with Brightwater constituting $230.0 million (65% of total assets) and $219.9 million (60% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,100 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q, which provided $100 million for Brightwater construction and $125 million to fund the $12.50 special dividend to our stockholders in September 2006, as described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, we had $235.3 million of debt against $100.9 million of book equity.

As a result of the sustained downturn in the homebuilding industry and the $32.0 million of impairment charges we recorded during 2007, we amended our credit facilities, effective as of September 30, 2007, to reduce the tangible net worth covenant and to defer the phase-in of the minimum ratio of EBITDA to interest incurred covenant to accommodate our anticipated operating results for 2008.

In addition, our credit facilities require us to make $33.4 million in aggregate principal payments by December 31, 2008, including $22.4 million for the revolving loan (assuming we draw the remaining $30.4 available as of March 31, 2008) and $11.0 million for the term loan. In order to make these payments out of cash flow from operations, we would need to deliver approximately 50 homes at Brightwater during 2008, which appears unlikely based on sales orders to date, the number of homes currently under construction and the approximately eight months it takes to build the larger homes (The Cliffs and The Breakers). Therefore, we have initiated discussions with our lenders regarding potential amendments to the Revolving Loan that would defer a portion of our currently scheduled payments to future periods and modify certain covenants to accommodate the slower projected pace of sales. Amendments to the payment schedule will require the unanimous consent of the Revolving Loan bank syndicate. We are also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that we will be successful in these endeavors, or that requested amendments to the Revolving Loan and the Term Loan will be agreed to by our lenders.

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

Outlook

During the first quarter of 2008, we and the overall homebuilding industry continued to experience challenging business conditions created by eroding consumer confidence due in part to a general downturn in economic activity and job creation; an oversupply of new and existing homes; increased foreclosures; intense competition for sales; ongoing turmoil in consumer mortgage lending and other credit markets; and reduced affordability for potential homebuyers.

These adverse conditions have clearly impacted our results for the first quarter of 2008. We believe the reduction in demand is due to concerns on the part of prospective homebuyers about the direction of home prices, due in part to the constant media attention regarding the potential for mortgage foreclosures and possible recession, and concerns by prospective homebuyers about being able to sell their existing homes. We believe the concern about the direction of home prices is due to an oversupply of homes available for sale, and many other builders advertising price reductions and increased sales incentives. In addition, we have been impacted by an overall increase in the supply of homes available for sale in many markets.

During the first quarter of 2008, our Inland Empire and Lancaster markets saw continued price depreciation and an excess supply of homes available for sale. These conditions resulted in both lower overall sales compared to the comparable period of 2007 and prior years and downward pressure on our selling prices and margins, as competition for sales increased the need for sales incentives.

We do not expect the present business environment in our inland markets or overall real estate market trends to improve during 2008 and we expect that the real estate market downturn will continue into 2009. Therefore, we have reduced selected sales prices and offered incentives for all of our homes in these inland markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales.

In view of the continuing significant economic downturn in the housing market, we currently expect that during 2008 and continuing into 2009 our new home construction will be limited primarily to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and that our operations in other markets will focus on the sale of standing inventory, with limited construction starts of small phases (four to six homes) subject to adequate sales volume, and entitlement efforts for our joint venture project near Oxnard.

As of March 31, 2008, we had standing inventory of 38 homes, including 11 homes at Brightwater and 27 homes at our inland projects. During the first three months of 2008, net new orders increased to 16 homes compared with 13 homes during the comparable period of 2007, primarily due to sales activity at our Brightwater community, which generated 11 sales orders during the first quarter of 2008. Cancellations as a percentage of new orders were 27% during the first quarter of 2008, compared with approximately 32% during the comparable period of 2007. Backlog as of March 31, 2008 decreased to 12 homes compared with 15 homes as of March 31, 2007 primarily due to reduced sales activity in our Inland Empire and Lancaster markets during 2007.

As the housing market downturn continues to unfold, we continue to adjust and reevaluate our operating strategy in an effort to reduce standing inventories while monitoring our margins and liquidity. Our operating strategy includes:

•      adjusting our cost structure to today’s market conditions by reducing our headcount and overhead and rebidding subcontracts and materials in line with reduced demand;

•      offering more incentives and price reductions at our inland projects to reduce standing inventories and achieve acceptable levels of sales volume and cash flow;

•      limiting construction starts to better align product available for sale with sales activity; and

•      seeking to balance our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities.

Despite the challenges of the current homebuilding market, we believe the potential for our Brightwater project remains high. While Brightwater has not been immune to the effects of the unstable mortgage and housing markets, that impact appears less severe than the weakness in our inland markets and we remain optimistic about continuing sales. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for new single family detached home development. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that will be realizable in the future and that this value should not necessarily be sacrificed in the current soft market. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households along the coast of Southern California.

We have generated net sales orders for 24 homes at Brightwater from inception of sales in August 2007 through May 5, 2008 (discussed below under “Our Current and Future Homesites—Brightwater at Bolsa Chica”). As of May 5, 2008, we have four completed homes in escrow at Brightwater and eight completed homes available for sale.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•      Orange County in the Huntington Beach area;

•      Riverside County near the cities of Corona and North Corona, and in the City of Beaumont;

•      San Bernardino County in the City of Ontario; and

•      Northern Los Angeles County in the City of Lancaster.

We started selling homes at our Brightwater community in Orange County during August 2007 and plan to process permits for seven homes on adjacent parcels in the City of Huntington Beach, which would bring the total unit count to 356. The following chart describes our current projects, their location and our lot and standing home inventories as of March 31, 2008:

Project	Location	Models	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	—	7	45	56
The Sands	Huntington Beach	4	1	4	64	73
The Cliffs	Huntington Beach	4	5	—	98	107
The Breakers	Huntington Beach	5	3	—	101	109

Subtotal—Orange County		17	9	11	308	345

Inland Empire/Lancaster:
Hearthside Lane	Corona	5	—	8	134	147
Woodhaven	Beaumont	4	3	7	62	76
Quartz Hill	Lancaster	3	—	4	54	61
Other developments	Various	—	—	8	2	10
Other unimproved lots	Lancaster	—	—	—	73	73

Subtotal—Inland Empire/Lancaster		12	3	27	325	367

Total—All Projects		29	12	38	633	712

These homebuilding projects are currently expected to generate cash flows and gross operating margins through 2011 or 2012. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

Brightwater is our Orange County residential community, located on the 110-acre Bolsa Chica upper mesa adjacent to the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater is being annexed into the City of Huntington Beach as development progresses. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean and the recently restored 1,200-acre Bolsa Chica Wetlands, 62 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views. To date, over 3,600 people have registered on our website requesting information about purchasing a home at Brightwater; however, there can be no assurance that these people will ultimately purchase a home.

Brightwater is the largest property in our portfolio, representing approximately 78% of our real estate inventories as of March 31, 2008. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area, and we expect to submit a proposed site plan to the City of Huntington Beach during 2008 to extend the Brightwater development onto a 5-acre parcel that is currently zoned agricultural.

In July 2007, we completed construction of eight model homes at The Trails and The Sands neighborhoods and held a grand opening on August 11, 2007. We delivered two homes at The Trails and The Sands during the three months ended March 31, 2008 and generated $2.2 million in revenue for a 33.8% gross operating profit due, in part, to our low cost basis in Brightwater. Homes at The Trails and The Sands are presently being offered at prices ranging from $950,000 to $1.2 million; however, home prices are inherently subject to change. As of May 5, 2008, we have four completed homes in escrow at Brightwater and eight completed homes available for sale.

During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods on March 15, 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet, and are currently offered for sale at prices ranging from $1.5 to $3.0 million. As of May 5, 2008, we have nine sales orders for The Cliffs and The Breakers at prices ranging from $1.5 to $3.1 million for 2,724 to 4,100 square foot homes. The first of these homes are currently expected to be completed during the third quarter of 2008.

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

•      Build-out of production homes, which is subject to market conditions, is currently expected to take approximately four to five years and be completed in 2011 or 2012.

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

A draft environmental impact report (“EIR”) for the proposed Oxnard development was circulated for public comments during the summer of 2007. As a result of the public comments received, the City of Oxnard has decided that the EIR needs to be amended to address availability of water for the development and the impact of such development on global warming. The City plans to recirculate a revised EIR for additional public comments in the second quarter of 2008. The Oxnard joint venture is attempting to obtain approval of its development plan from the Oxnard City Council by the end of 2008 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission during 2009; however, additional delays could be encountered. Infrastructure construction is expected to take approximately one year, and build out of homes is expected to occur over the course of five to six years, based on current expectations and assumptions.

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

As of March 31, 2008, our aggregate capital contributions were $2.3 million and our total investment in the Oxnard joint venture was $2.8 million. In addition, as of March 31, 2008, we have incurred capitalized overhead costs of approximately $600,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.4 million. As of March 31, 2008, the non-managing member’s aggregate capital contributions to the joint venture were $6.3 million. The members are currently funding capital requirements on a 50/50 basis. We expect to make additional aggregate capital contributions of approximately $400,000 to the joint venture during the remaining nine months of 2008, bringing our total expected investment in the venture to $3.2 million and our total investment in the project to $3.8 million.

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

Homebuilding

Our homebuilding operations include active projects in the Huntington Beach, Inland Empire (Corona, Ontario and Beaumont), and Lancaster areas of Southern California. We delivered eight homes during the first quarter of 2008, compared with 15 deliveries during the comparable period of 2007. We acquired no single-family residential lots during the three months ended March 31, 2008 and 2007 and we have no contracts to acquire land or lots except through our Oxnard joint venture. During the first quarter of 2008, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have reduced selected sales prices and offered incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales. We recorded no asset impairment charges during the first quarter of 2008, compared with $4.0 million of asset impairment charges recorded during the first quarter of 2007. The impairment charges reflect our expectations about home prices, sales pace, sales and marketing costs, infrastructure and homebuilding costs and financing costs for our inland projects. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

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

Our homebuilding projects are described below:

							Deliveries
		Land	Commenced		Commenced		March 31,
	Location	Acquisition	Construction		Sales		2008	2007
					n/a
Brightwater
The Trails	Huntington Beach	1970	2006		2007	(a)	1	—
The Sands	Huntington Beach	1970	2006		2007	(a)	1	—
The Cliffs	Huntington Beach	1970	2006		2008	(b)	—	—
The Breakers	Huntington Beach	1970	2006		2008	(b)	—	—

		Total Brightwater					2	—

Inland Empire/Lancaster
Completed Projects	Various	n/a	n/a		n/a		—	6
Chandler Ranch	North Corona	2004	2005		2005		1	3
Alisal at Ontario	Ontario	2005	2005		2006		2	2
Woodhaven	Beaumont	2005	2005		2006		1	—
Hearthside Lane	Corona	2005	2005		2007		1	—
Alisal at Lancaster	Lancaster	2004	2004		2005		—	2
Quartz Hill	Lancaster	2005	2006		2006		1	2
Future Community	Lancaster	2005	—	(c)	—	(c)	—	—

		Total Inland Empire/Lancaster					6	15

		Total Deliveries					8	15

(a)           Commenced in August 2007.

(b)           Commenced in February 2008.

(c)           To be determined subject to market conditions.

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes to homebuyers who previously registered on our priority list in February 2008. We held a grand opening for The Cliffs and The Breakers on March 15, 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and two homes during the three months ended March 31, 2008, at an average price of $1.1 million, or approximately $594 per square foot. As of May 5, 2008, 13 Brightwater homes are in escrow at an average price of $1.7 million, or approximately $599 per square foot.

Corona.  We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. We delivered 21 homes during 2007 at an average price of $511,000 and one home during the three months ended March 31, 2008 at a price of $455,000. As of May 5, 2008, one model home is completed and has been released for sale and the final two homes are under construction.

During April 2005, we acquired 151 additional lots in Corona. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we opened for sales during the second quarter of 2007. We delivered three homes at an average price of $545,000 during 2007 and one home at a price of $527,000 during the first quarter of 2008. As of May 5, 2008, three homes are completed and in escrow at an average price of $479,000 and five homes are completed and available for sale.

Ontario.  During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2006 at an average price of $675,000, nine homes during 2007 at an average price of $613,000 and two homes during the first quarter of 2008 at an average price of $565,000. As of May 5, 2008, six homes are completed and available for sale.

Beaumont.  We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and one home during the first quarter of 2008 at a price of $269,000.  As of May 5, 2008, two homes are in escrow at an average price of $291,000 and eight additional homes are completed and available for sale.

Lancaster.  We acquired 104 lots in the City of Lancaster in northern Los Angeles County during May 2004. We began construction of model homes averaging approximately 2,860 square feet during the third quarter of 2004 and opened for home sales in January 2005. During 2005 and 2006, we delivered 55 homes and 41 homes, respectively, at average prices of $406,000 and $448,000, respectively. We delivered seven homes during 2007 at an average price of $401,000. As of May 5, 2008, the final home is completed and is available for sale.

In April 2005, we acquired an additional 73 unentitled lots in Lancaster. We have deferred the construction start for the 73-unit project, which has no recorded loan, until sales activity in the market has improved. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. We delivered three homes at an average price of $537,000 during 2006 and 12 homes during 2007 at an average price of $427,000. During the first quarter of 2008, we delivered one home at a price of $383,000. As of May 5, 2008, four homes are completed and available for sale.

Critical Accounting Policies

In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Note 8 to the consolidated financial statements.

Basis of Consolidation

Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 9 to the consolidated financial statements.

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

We recorded no additional impairment charges during the three months ended March 31, 2008, compared with $4.0 million recorded related to the Beaumont project during the three months ended March 31, 2007. The impairment charges recorded during the first quarter of 2007 reflected the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, we have recorded impairment charges aggregating $32.0 million for five of our active projects. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate further in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We believe that the accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to our consolidated financial statements. The critical assumptions in our evaluation of real estate inventories impairment included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.55% as of April 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of May 5, 2008, we have experienced a three-year cumulative ownership shift of approximately 42%, as computed in accordance with Section 382.

Homebuilding Revenues and Cost of Sales

Our homebuilding operation generates revenues from the sale of homes. The majority of these homes are designed to appeal to move-up homebuyers and the homes are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes is recognized at closing when title passes to the buyer, and the earnings process is complete. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain projections and estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The cost of sales is recorded based upon total estimated costs within a subdivision and allocated using the relative sales value method. Our construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors.

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

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three months ended March 31, 2008 and 2007.

Backlog as of March 31

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
12	15	(20.0)%	$17.4	$8.0	117.5%	$1,447	$531	172.5%

Homes Delivered
Three Months Ended March 31

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
8	15	(46.7)%	$5.0	$12.2	(59.0)%	$625	$813	(23.1)%

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

We reported revenues of $5.0 million and gross operating profit of $1.1 million for the first quarter of 2008, compared with $12.2 million in revenues and gross operating loss of $3.2 million for the first quarter of 2007. Revenues in the current period reflect deliveries of eight homes, including two deliveries at Brightwater which generated revenues of $2.2 million and gross operating profit of $700,000, and six homes at our inland projects which generated revenues of

$2.8 million and gross operating profit of $400,000. The comparable period of the prior year reflects deliveries of 15 homes, including the final six homes at the Rancho Santa Fe project, three homes at the Chandler Ranch project and two homes each at our Alisal project in Ontario, our Las Colinas project in Quartz Hill, and our Alisal project in Lancaster.

Gross operating loss for the first quarter of 2007 includes an impairment charge of $4.0 million related to the remaining homes at our Beaumont project. This impairment charge reflected our expectations at that time about selling prices, gross margins, and sales pace for the project. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We generated $300,000 more in gross operating profit before impairment charges from home sales during the first quarter of 2008 compared with the first quarter of 2007 primarily as a result of delivering two homes at Brightwater which generated a 33.8% gross profit of $700,000 and was partially offset by reduced margins at our inland projects due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Homebuilding gross margin for the first quarter of 2008 increased to 22.0% compared with 6.6% before impairment charges in the comparable period of 2007.

The $500,000 increase in other expense, net during the first quarter of 2008 compared with the comparable period of 2007 primarily reflects a $700,000 loss on our interest rate swap agreement which included a $500,000 non-cash fair value adjustment and $200,000 of cash payments made under the terms of the agreement.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of March 31, 2008 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving loan(a)	$71.4	$20.5	$50.9	$—	$—
Term loan(a)	134.4	18.7	90.7	25.0	—
Other project debt(a)	49.7	49.7	—	—	—
Defined benefit retirement plan contributions	1.5	.2	.4	.4	.5
Operating leases	1.3	.3	.7	.3	—
Total	$258.3	$89.4	$142.7	$25.7	$.5

(a)           Amounts include estimated interest expense which is calculated based on forecasted debt balances and the applicable interest rate at March 31, 2008.

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure below in Part II Item 1. “Legal Proceedings” and in Note 9 to our consolidated financial statements above.

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Three Months Ended
	March 31,
	2008	2007
Cash and cash equivalents	$1.2	$8.7
Cash used in operating activities	(11.6)	(9.6)
Cash provided by investing activities	—	1.4
Cash (used in) provided by financing activities	(11.5)	6.3

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of March 31, 2008 aggregated $1.2 million. At March 31, 2008, we had $22.9 million of immediately available borrowing capacity as further described below.  We utilized available cash during the first quarter of 2008 to prepay outstanding balances under the Revolving Loan (described below) and accounts payable in order to be in compliance with the maximum leverage ratio of 2.50 described in Notes 4 and 5 to the consolidated financial statements.

On September 15, 2006 we entered into the $100 million Revolving Loan (the “Revolving Loan”) and the $125 million Term Loan (the “Term Loan”) with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 4 and 5 to the consolidated financial statements.

We obtained the Revolving Loan as a construction facility to finance infrastructure and homebuilding activities at Brightwater. This loan is funding a revolving $100 million of development and construction costs for the Brightwater project. Availability under the $100 million Revolving Loan is subject to the applicable borrowing base limitations. The borrowing base limits lender advances to 50% of asset value. The borrowing base value is the appraised value of the Brightwater project, increased for costs incurred subsequent to the most recent lender appraisal and reduced by 72% of the sales value of homes delivered. As of March 31, 2008, the borrowing base was $191.2 million, thereby causing no current limitation to the amount available to be borrowed. The Revolving Loan includes other financial covenants which may limit the amount that may be borrowed.

As of March 31, 2008, based on construction in place, the immediately available borrowing capacity on our Revolving Loan is $22.9 million. As of March 31, 2008 and December 31, 2007, $67.0 million and $76.0 million, respectively, was outstanding under the Revolving Loan. On January 2, 2008, we repaid $18.0 million on the Revolving Loan, which is available to be reborrowed, in order to minimize interest costs. In addition, during the first quarter of 2008, we made mandatory repayments of $480,000 and $720,000 on the Revolving and Term Loans, respectively, in connection with two home deliveries at Brightwater during the quarter. Outstanding advances on the Revolving Loan bear interest at our option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points. Outstanding advances on the Term Loan bear interest at our option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points.

As a result of the sustained downturn in the homebuilding industry and the $28.0 million of impairment charges we recorded during the third quarter of 2007, we amended the Term Loan and Revolving Loan, effective as of September 30, 2007, to reduce the tangible net worth covenant from $100 million to $80 million. The Term Loan was also amended to defer the phase-in of the minimum ratio of EBITDA to interest incurred covenant from the first quarter of 2008 to the third quarter of 2008 to accommodate our anticipated operating results for 2008.

In addition, our credit facilities require us to make $33.4 million in aggregate principal amortization payments by December 31, 2008, including $22.4 million for the Revolving Loan (assuming we draw the remaining $30.4 million which is available as of March 31, 2008) and $11.0 million for the Term Loan. In order to make these payments out of cash flow from operations, we would need to deliver approximately 50 homes at Brightwater during 2008, which appears unlikely based on sales orders to date, the number of homes currently under construction and the approximately eight months it takes to build the larger homes (The Cliffs and The Breakers). Therefore, we have initiated discussions with our lenders regarding potential amendments to the Revolving Loan that would defer a portion of our currently scheduled payments to future periods and modify certain covenants to accommodate the slower projected pace of sales. Amendments to the payment schedule will require the unanimous consent of the Revolving Loan bank syndicate.  We are also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that we will be successful in these endeavors, or that requested amendments to the Term Loan and Revolving Loan will be agreed to by our lenders. Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, or as to our ability to achieve positive cash flow from operations to satisfy our obligations.

Our other project debt, which is secured by various inland projects, has been modified through loan extension agreements to include certain commitment curtailments. The curtailments are tied to the number of sales at the particular projects, or payment of commitment release amounts through deliveries or from other available cash. During April 2008, we exercised the remaining three-month extension for our Ontario loan and extended the maturity date to July 19, 2008. The maturity dates for our Beaumont and Lancaster loans are June 17, 2008 and September 30, 2008, respectively. We have one additional three-month extension available for the Beaumont loan, subject to achieving minimum sales of four homes for the three-month period beginning March 18, 2008 or making the requisite cash payment of approximately $309,000 per unit if such sales levels are not achieved. The Lancaster loan requires cumulative minimum repayments of $3.0 million by July 1, 2008. As of March 31, 2008, we have made cumulative repayments of $2.6 million, resulting in an additional $400,000 due by July 1, 2008.

We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. During the three months ended March 31, 2008, we made aggregate additional capital contributions of approximately $200,000 to the Oxnard joint venture, bringing our total investment in the venture to $2.8 million (see Note 9 to the consolidated financial statements). In addition, as of March 31, 2008, we have incurred capitalized overhead costs of approximately $600,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.4 million. During the remaining nine months of 2008, we expect to make additional aggregate capital contributions of approximately $400,000.

As discussed above, we are pursuing and evaluating various financing alternatives, including amending our Revolving Loan and Term Loan, and raising additional capital. We believe that the results of these efforts, in addition to our cash and cash equivalents, future real estate sales proceeds, and funds available under our current credit agreements will be sufficient to meet anticipated operating and capital investment requirements and project development costs for homebuilding projects, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2008, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits of $2.5 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

March 31, 2008 Compared with December 31, 2007

Cash used in operating activities of $11.6 million for the first quarter of 2008 primarily reflects investments in Brightwater of $11.3 million, which were partially offset by net proceeds of $2.2 million generated by two deliveries at Brightwater and $1.7 million of net cash flow generated by our inland projects ($2.7 million generated from deliveries of six homes less $1.0 million of project investments).

Our primary uses of cash during the quarter include $11.3 million of investments in Brightwater, $9.0 million of net repayments of our Revolving Loan and $1.5 million of net repayments of other project debt.

The $400,000 increase in deferred tax assets reflects a $400,000 tax benefit for additional net operating losses generated during the first quarter of 2008.

The $2.3 million decrease in accounts payable and accrued liabilities primarily reflects reductions in accounts payable related to payments of project construction costs.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of March 31, 2008, we have no consolidated land option deposits and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $2.8 million and $2.7 million at March 31, 2008 and December 31, 2007. These joint ventures had total assets of $8.9 million and $9.7 million as of March 31, 2008 and December 31, 2007, respectively, which included land deposits of $2.5 million for both periods. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of March 31, 2008, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of March 31, 2008, we had no consolidated deposits with VIEs.

Inflation

The long-term impact of inflation may affect us through increased costs for land, land development, construction and overhead, as well as in increased sales prices of our homes. Our land acquisition costs are generally fixed, therefore, increases or decreases in the sales prices of homes will affect our profits. The sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home.  Therefore, since we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins.

In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of March 31, 2008, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.7 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the year ended March 31, 2008. We do not enter into or hold derivatives for trading or speculative purposes.

Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we paid and the interest rate we would receive over the remaining life of the agreement. As of March 31, 2008, the fair value of the swap agreement is approximately $700,000. The non-cash change in fair value of the interest rate swap agreement during the three months ended March 31, 2008 was approximately $500,000 and is included in other expense in our consolidated statement of operations and in accounts payable and accrued liabilities in our consolidated balance sheet. In addition, we recorded a $200,000 expense for cash payments made under the interest rate swap agreement during the first quarter of 2008 due to declining interest rates during the quarter. The counterparties to the interest rate swap agreement are financial institutions.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -                LEGAL PROCEEDINGS

See Notes 7 and 9 to the consolidated financial statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A -             RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007; however, the risks and uncertainties described in the Form 10-K are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our December 31, 2007 Form 10-K.

We are subject to current credit market risks.

Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, or as to our ability to achieve positive cash flow from operations to satisfy our obligations.

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

Date: May 8, 2008	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer