Form 10-Q
period 2008-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2008-08-11
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008 there were 10,871,780 shares of Common Stock, par value $.05 outstanding.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

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

•                  our ability to get unanimous approval from the 11-member bank syndicates with respect to modifications to our $95.7 million senior secured revolving loan and our $118.5 million senior secured term loan;

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

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$10.4	$24.3
Restricted cash	5.9	6.0
Real estate inventories	291.5	286.4
Deferred tax assets	46.9	44.4
Other assets, net	6.8	6.5

	$361.5	$367.6
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$6.1	$12.5
Senior secured project revolver	88.0	76.0
Senior secured term loan	118.5	121.8
Other project debt	43.5	48.8
Other liabilities	7.6	7.0

Total liabilities	263.7	266.1

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,871,780 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.4	59.3
Retained earnings	39.3	43.1
Accumulated other comprehensive loss	(1.4)	(1.4)
Total stockholders’ equity	97.8	101.5

	$361.5	$367.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Homebuilding	$10.4	$4.2	$15.4	$16.4

Costs of sales:
Homebuilding	8.2	3.9	12.1	15.3
Loss on impairment of real estate inventories	5.0	—	5.0	4.0
	13.2	3.9	17.1	19.3

Gross operating (loss) profit	(2.8)	.3	(1.7)	(2.9)

Selling, general and administrative expenses	1.9	1.4	3.5	3.1
Income from unconsolidated joint ventures	(.1)	(.4)	(.1)	(.4)
Other expense, net	.6	—	1.2	.1

Loss before income taxes	(5.2)	(.7)	(6.3)	(5.7)

Benefit from income taxes	(2.1)	(.3)	(2.5)	(2.3)

Net loss	$(3.1)	$(.4)	$(3.8)	$(3.4)

Net loss per common share:

Basic	$(.28)	$(.04)	$(.35)	$(.32)
Diluted	$(.28)	$(.04)	$(.35)	$(.32)

Common equivalent shares:

Basic	10.9	10.9	10.9	10.9
Diluted	10.9	10.9	10.9	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(3.8)	$(3.4)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	.1	—
Distributions from unconsolidated joint ventures	.1	.1
Equity in earnings of unconsolidated joint ventures	(.2)	(.4)
Model homes depreciation	.5	—
Loss on change in fair value of derivative instrument	.2	—
Deferred taxes	(2.5)	(2.3)
Gains on sales of real estate inventories	(3.3)	(1.1)
Loss on impairment of real estate inventories	5.0	4.0
Proceeds from sale of real estate inventories, net	14.9	15.7
Investments in real estate inventories	(21.7)	(43.4)
Changes in assets and liabilities:
Decrease in other assets	—	1.6
(Decrease) increase in accounts payable, accrued and other liabilities	(6.0)	.7

Cash used in operating activities	(16.7)	(28.5)

Cash flows from investing activities:
Sales of short-term investments	—	.5
Investments in unconsolidated joint ventures	(.3)	(.3)
Change in restricted cash	.1	.9

Cash (used in) provided by investing activities:	(.2)	1.1

Cash flows from financing activities:
Borrowings of senior secured project revolver	33.2	20.4
Repayments of senior secured project revolver	(21.2)	—
Repayments of senior secured term loan	(3.3)	—
Borrowings of other project debt	1.0	11.4
Repayments of other project debt	(6.3)	(9.1)
Deferred financing costs	(.4)	—

Cash provided by financing activities	3.0	22.7

Net decrease in cash and cash equivalents	(13.9)	(4.7)

Cash and cash equivalents - beginning of period	24.3	10.6

Cash and cash equivalents - end of period	$10.4	$5.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$—	$.2
Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$.5	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the current year’s previously issued Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether new or modified financings can be obtained, if needed. Given the number of homes currently under construction, the Company does not expect to be able to generate enough cash flow from operations at Brightwater during 2008 to make the currently scheduled debt repayments. Therefore, during the second quarter of 2008, the Company initiated discussions with its lenders regarding potential amendments to the senior secured revolving loan and senior secured term loan that would extend borrowing availability and extend the September 2009 maturity date for the revolving loan. Amendments to the payment schedule and maturity date will require the unanimous consent of the bank syndicates. In addition, the Company is seeking modification of certain covenants to accommodate the slower projected pace of sales. In exchange for these amendments, the Company has offered to pay modification fees and an increase in the interest rates charged under the senior secured revolving loan and senior secured term loan. As of August 11, 2008, the Company’s negotiations remained ongoing with the members of the bank syndicates and the Company is striving to obtain final approval prior to September 30, 2008. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors, or that requested amendments to the senior secured revolving loan and senior secured term loan will be agreed to by the Company’s lenders. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 4 and 5 for further discussion.

Real Estate

Real estate inventories primarily consist of homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions will affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties depend upon future economic and market conditions, and the availability of financing.

The cost of sales of multi-unit projects is computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

The Company recorded impairment charges of $5.0 million during the three and six months ended June 30, 2008 consisting of $4.4 million related to the Las Colinas project in Lancaster and $600,000 for the Alisal project in Ontario. During the three and six months ended June 30, 2007, the Company recorded impairment charges of zero and $4.0 million, respectively, related to the Beaumont project. The impairment charges recorded during the first six months of 2008 and 2007 reflected the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, the Company has recorded impairment charges aggregating $37 million related to five of its six active projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

Note 3 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater in coastal Orange County and four communities in three additional Southern California counties. At June 30, 2008, real estate inventories aggregated 697 lots and homes, including 19 homes completed and unsold, eight homes completed and in escrow, and 15 homes under construction and in escrow. Real estate inventories at June 30, 2008 included $233.9 million recorded for the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands (“Upper Mesa”). In addition, real estate inventories include approximately 51 acres nearby which have been offered for dedication to the County of Orange for inclusion in the Harriet M. Weider Linear Park in conjunction with the development of Brightwater, and 51 additional acres which are subject to a conservation easement. The carrying value of these two properties is zero. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

During the three months ended June 30, 2008, the Company recorded additional impairment charges aggregating $5.0 million related to the Las Colinas project in Lancaster and the Alisal project in Ontario. See additional discussion in Note 2.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Capitalized interest, beginning of period	$29.6	$13.7	$26.2	$10.2
Interest incurred and capitalized	3.5	4.3	7.5	8.4
Charged to cost of sales	(.8)	(.2)	(1.4)	(.8)
Capitalized interest, end of period	$32.3	$17.8	$32.3	$17.8

As of June 30, 2008, real estate inventories includes $2.7 million of model home furnishings, net of related depreciation. Model home furnishings are depreciated using the straight-line method over three to five years.

Note 4 — Senior Secured Project Revolver

On September 15, 2006, the Company entered into a three-year, $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and agent for several other lenders (the “Revolving Loan”). The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company’s material subsidiaries. The Revolving Loan will fund $100 million of development and construction costs for the project.  As of June 30, 2008, the Revolving Loan commitment had been reduced to $95.7 million based on the number of homes sold as of that date. Certain subsidiaries of the Company provided full unconditional guarantees under the Revolving Loan.

As of June 30, 2008 and December 31, 2007, $88.0 million and $76.0 million, respectively, was outstanding under the Revolving Loan at weighted average rates of 4.48% and 6.90%, respectively, based upon the Company’s elected rates. Outstanding advances currently bear interest at the Company’s option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points, or (ii) LIBOR plus 200 basis points. As of June 30, 2008, the undrawn availability was $7.7 million. Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and six months ended June 30, 2008 was $1.0 million and $1.9 million, respectively, at weighted-average interest rates of 4.79% and 5.18%, respectively. Interest incurred on the Revolving Loan for the three and six months ended June 30, 2007 was $700,000 and $1.2 million, respectively, at a weighted-average interest rate of 7.32% for both periods. As of August 4, 2008, the Revolving Loan weighted average interest rate is 4.47%.

Given the number of homes currently under construction, the Company does not expect to be able to generate enough cash flow from operations at Brightwater during 2008 to make the currently scheduled debt repayments due on December 31, 2008. Therefore, during the second quarter of 2008, the Company initiated discussions with its lenders regarding potential amendments to the Revolving Loan that would extend borrowing availability and extend the September 2009 maturity date. Amendments to the payment schedule and maturity date will require the unanimous consent of the Revolving Loan bank syndicate. In addition, the Company is seeking modification of certain covenants to accommodate the slower projected pace of sales. In exchange for these amendments, the Company has offered to pay a modification and extension fee, and an increase in the interest rates charged under the Revolving Loan. As of August 11, 2008, the Company’s negotiations remained ongoing with the members of the Revolving Loan bank syndicate and the term loan bank syndicate (as discussed below) and the Company is striving to obtain final approval prior to September 30, 2008. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors, or that requested amendments to the Revolving Loan will be agreed to by the Company’s lenders. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.

If the Revolving Loan and the term loan are not amended, the Company would be required to make $29.2 million in aggregate principal amortization payments by December 31, 2008, of which $20.7 million would be payable under the Revolving Loan (assuming the Company draws the remaining $7.7 million which is available as of June 30, 2008) and $8.5 million would be payable under the term loan.

Beginning December 31, 2008 and at the end of each subsequent quarter, the commitment amount under the Revolving Loan is currently scheduled to decrease by $25.0 million until the commitment is reduced to zero by the current maturity date on September 15, 2009. The Revolving Loan is also subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the three and six months ended June 30, 2008, the Company delivered seven and nine homes, respectively, at Brightwater and made mandatory repayments of $1.7 million and $2.2 million, respectively. As of June 30, 2008, the Company has delivered 18 homes at Brightwater and made cumulative mandatory repayments for the Revolving Loan of $4.3 million, or $240,000 per home. Availability under the $100.0 million Revolving Loan has been reduced to $95.7 million after subtracting the $4.3 million cumulative mandatory repayments.

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

As of June 30, 2008, the Company’s consolidated total liabilities are $263.7 million, tangible net worth is $97.8 million and leverage ratio is 2.70. The Company has obtained a waiver through October 6, 2008 of its leverage covenant for the period ended June 30, 2008 and is in compliance with all other covenants of the Revolving Loan as of June 30, 2008.

As of June 30, 2008 and December 31, 2007, approximately $400,000 and $600,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

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

As of June 30, 2008 and December 31, 2007, $118.5 million and $121.8 million, respectively, was outstanding under the Term Loan at rates of 5.24% and 7.5%, respectively, based upon the Company’s elected rates. The outstanding balance currently bears interest at the Company’s option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points. Interest on the Term Loan is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and six months ended June 30, 2008 was $1.8 million and $3.8 million, respectively, at weighted-average interest rates of 5.34% and 5.90%, respectively. Interest incurred on the Term Loan for the three and six months ended June 30, 2007 was $2.6 million and $5.2 million, respectively, at a weighted-average interest rate of 8.07% for both periods. As of August 4, 2008, the Term Loan interest rate is 5.22%.

Given the number of homes currently under construction, the Company does not expect to be able to generate enough cash flow from operations at Brightwater during 2008 to make the currently scheduled debt repayments due on December 31, 2008. Therefore, during the second quarter of 2008, the Company initiated discussions with its lenders regarding potential amendments to the Term Loan that would extend borrowing availability. In addition, the Company is seeking modification of certain covenants to accommodate the slower projected pace of sales. Amendments to the payment schedule will require the unanimous consent of the Term Loan bank syndicate. In exchange for these amendments, the Company has offered to pay a modification fee and an increase in the interest rates charged under the Term Loan. As of August 11, 2008, the Company’s negotiations remained ongoing with the members of the Term Loan bank syndicate and the Revolving Loan bank syndicate (as discussed above) and the Company is striving to obtain final approval prior to September 30, 2008. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors, or that requested amendments to the Term Loan will be agreed to by the Company’s lenders. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.

On December 31, 2008, September 30, 2009 and September 30, 2010, the commitment amount is currently scheduled to decrease by $15 million, $25 million, and $35 million, respectively. Thereafter, at the end of each subsequent quarter, the Term Loan commitment amount will decrease in four equal installments of $12.5 million, until the commitment under the agreement is reduced to zero by the final maturity date on September 15, 2011. The Term Loan is also subject to mandatory repayments based on 60% of the $600,000 release price on the first 50 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the three and six months ended June 30, 2008, the Company delivered seven and nine homes, respectively, at Brightwater and made mandatory repayments of $2.5 million and $3.3 million, respectively. As of June 30, 2008, the Company has delivered 18 homes at Brightwater and made cumulative mandatory repayments of $6.5 million, or $360,000 per home.

Under the Term Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  A loan-to-value covenant which currently prohibits the combined debt outstanding under the Revolving Loan and the Term Loan from exceeding 65% of the borrowing base value.  As a result of the recent lender appraisal of Brightwater as of June 1, 2008, the loan-to-value was approximately 68% as of June 30, 2008.  The Company is negotiating with its lenders to increase this covenant from 65% to 70% and has obtained a waiver of the loan-to-value covenant through October 6, 2008.

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

•                  a minimum consolidated tangible net worth covenant of $80 million

As of June 30, 2008, the Company’s consolidated total liabilities are $263.7 million, tangible net worth is $97.8 million and leverage ratio is 2.70 which exceeds the maximum allowed ratio of 2.50. The Company has obtained a waiver of its leverage covenant through October 6, 2008.

As of June 30, 2008 and December 31, 2007, approximately $2.0 million and $1.9 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories when incurred, and charged to cost of sales when the related homes are delivered.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminates September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap agreement represents the spread between the interest rate the Company would pay and the interest rate the Company would receive over the remaining life of the agreement which are considered level 2 inputs under SFAS 157. As of June 30, 2008, the fair value of the swap agreement is approximately $400,000. The non-cash change in fair value of the interest rate swap agreement during the three and six months ended June 30, 2008 was an approximately $300,000 increase and $200,000 decrease, respectively, and was included in other expense, net. In addition, the Company recorded $400,000 and $600,000 of expense for cash payments made under the terms of the interest rate swap agreement during the three and six months ended June 30, 2008, respectively, due to declining interest rates during the periods. The counterparties to the interest rate swap agreement are financial institutions.

Note 6 — Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, enter into construction loan agreements with commercial banks. These loan facilities finance a portion of the land acquisition and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity by Hearthside Homes, Inc. but these loans are nonrecourse to the Company. The loans are secured by first trust deeds and bear an interest rate of prime plus one-half or prime plus three-fourths percent (5.5% to 5.75% at June 30, 2008). The Lancaster and Hellman loan facilities have minimum interest rates of 7.5% and 7.25%, respectively. During the six months ended June 30, 2008, Hearthside Homes, Inc. and its subsidiaries did not enter into any new loan facilities.

The following amounts were available and outstanding under these loan facilities as of June 30, 2008 and December 31, 2007 ($ in millions):

					Outstanding at
	Amount of Facility	Lender	Number of Lots	Maturity Date	June 30, 2008	December 31, 2007

Ontario	$11.7	Comerica Bank	4	7/19/08	$.2	$2.6
Beaumont	17.9	Comerica Bank	74	9/17/08	9.0	9.9
Lancaster	14.0	IndyMac Federal Bank	61	9/30/08	4.2	4.2
Corona-Hellman	54.5	IndyMac Federal Bank	143	1/7/09	30.1	32.1

					$43.5	$48.8

During July 2008, a subsidiary of Hearthside Homes repaid the Ontario loan in full.

A subsidiary of Hearthside Homes has extended the Beaumont loan from June 17, 2008 to September 17, 2008. During July 2008, this subsidiary made repayments of $900,000, resulting in a loan balance of $8.1 million. Hearthside Homes has initiated discussions with its lender regarding an additional twelve-month extension; however, there can be no assurance that Hearthside Homes will succeed in obtaining this extension.

The Lancaster loan from IndyMac Bank required cumulative minimum repayments of $3.0 million by July 1, 2008 which a subsidiary of Hearthside Homes has satisfied. Since IndyMac Bank has been taken over by the FDIC, this subsidiary is evaluating its alternatives with respect to the Lancaster project debt, including but not limited to selling its three model homes and three remaining standing inventory to further reduce the $3.8 million balance outstanding as of August 4, 2008.

On June 13, 2008, Hearthside Homes and one of its subsidiaries received a notice of default related to the subsidiary’s Corona-Hellman loan facility from IndyMac Bank (“Hellman Loan”) indicating that the subsidiary is not in compliance with the absorption rate and home closings requirements of the loan. IndyMac Bank informed the subsidiary that it will not make any further disbursements, including interest, under the Hellman Loan until the subsidiary cures the default by closing nine homes at the Hellman project by August 12, 2008. This subsidiary of Hearthside Homes has delivered three homes since receiving the notice and an additional home is in escrow as of August 4, 2008. However, based on current market conditions and the lack of sufficient inventory of completed homes, the subsidiary does not expect to be able to cure the default. Hearthside Home’s subsidiary has made all required interest payments and the principal balance of the Hellman Loan is not due until January 2009. Hearthside Homes’s subsidiary is evaluating its alternatives with respect to the Hellman project. The Hellman loan is nonrecourse to the Company.

Note 7 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	June 30, 2008	December 31, 2007
Accrued pensions and benefits	$3.7	$3.8
Home warranty reserves	2.0	2.3
Contingent indemnity and environmental obligations	1.1	1.3
Deferred revenue	1.2	—
Unamortized discount	(.4)	(.4)
	$7.6	$7.0

Contingent indemnity and environmental obligations partially reflect reserves before related discount (recorded pursuant to Fresh-Start Reporting in 1997) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations. Deferred revenue represents earnest money deposits held by the Company for home sales contracts in escrow, primarily related to the Brightwater project.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$2.1	$2.4	$2.3	$2.4
Provision	—	.1	—	.2
Adjustment due to change in estimate	—	—	(.1)	—
Payments	(.1)	(.1)	(.2)	(.2)
Balance at end of period	$2.0	$2.4	$2.0	$2.4

Note 8 - Income Taxes

The following is a summary of the tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current taxes	$—	$—	$—	$—
Deferred taxes	(2.1)	(.3)	(2.5)	(2.3)
Benefit from income taxes	$(2.1)	$(.3)	$(2.5)	$(2.3)

The net deferred tax balance at June 30, 2008 and December 31, 2007 is primarily composed of federal net operating losses (“NOLs”). The Company has concluded that it is “more likely than not” that the Company will be able to generate sufficient taxable income to realize such assets, therefore, the Company has no valuation allowance related to the potential utilization of its deferred tax assets. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other economic factors affecting the Company’s operations, as well as other positive and negative factors that may arise in the future, as it assesses the need for a valuation allowance against its deferred tax assets. The most critical uncertainty is whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets.

The federal NOLs available as of June 30, 2008 were approximately $138 million. The amount of federal NOLs which expire if not utilized is $3 million for 2008, $11 million, $49 million, $42 million, zero, and $33 million for 2009, 2010, 2011, 2012 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.65% as of August 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 31% as of August 4, 2008, as computed in accordance with Section 382. In the event of an ownership change, the Company’s use of its NOLs may be limited and the deferred tax assets recorded at June 30, 2008 may not be fully realizable.

On September 18, 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $138 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. However, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million was recorded as a cumulative effect of a change in accounting principle and resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. There have been no changes to this amount during the three and six months ended June 30, 2008. Of the Company’s unrecognized tax benefits of $5.1 million at June 30, 2008, $200,000 would decrease the Company’s effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of June 30, 2008, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The years 2004 through 2007 and the years 2003 through 2007 remain open for Federal and California purposes, respectively, for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. The Company expects to utilize Federal NOLs generated between 1993 and 1997 and in 1999, 2006 and 2007 in future years. In addition, the Company expects to utilize California NOL generated in 2007 in future years.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of June 30, 2008, the Company has no consolidated land option deposits.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements at various projects at June 30, 2008. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Oxnard Land Development Joint Venture

In February 2003, the Company entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The option contracts allow the Oxnard joint venture to complete entitlement activities before purchasing the land. The option contracts currently expire in February 2009, and there are three additional extensions available for each contract that, if exercised, would extend the outside closing date to December 31, 2011. The Company is developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. The Company assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc., the Company’s homebuilding subsidiary, which is the managing member of the Oxnard LLC.

As of June 30, 2008, the Company’s aggregate capital contributions were $2.4 million and its total investment in the Oxnard LLC was $3.0 million. In addition, as of June 30, 2008, the Company has incurred capitalized overhead costs of approximately $700,000 for the project which are unreimbursed by the venture, bringing the Company’s total investment in the project to $3.7 million. As of June 30, 2008, the non-managing member’s aggregate capital contributions to the Oxnard LLC were $6.4 million. The members are currently funding capital requirements on a 50/50 basis. The Company expects to make additional aggregate capital contributions of approximately $300,000 to the Oxnard LLC during the remaining six months of 2008, bringing the Company’s total expected investment to $3.3 million and the Company’s total investment in the project to $4.0 million.

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

California Department of Toxic Substances Control

In October 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against the Company’s Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California. A trial on this matter is currently scheduled to begin on October 7, 2008 and discovery in the case is almost completed. The DTSC’s complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, the contamination did not emanate from the 43-acre site that HRC remediated, and, even if the contamination did emanate from the 43-acre site, it did not do so while HRC owned the site. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. The Company’s subsidiary is vigorously defending itself in this matter. Therefore, the Company has not accrued for any of DTSC’s approximately $1.0 million of claims related to these residential properties.

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

Note 10 — Stock Plan

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

The Company did not grant any options during the six months ended June 30, 2008 and 2007. Pursuant to SFAS 123(R), the Company recorded $53,000 and $71,000 of compensation expense during the six months ended June 30, 2008 and 2007, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the six months ended June 30, 2008 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, June 30	17,500	$21.58	(a)	7.60 years

Fully vested and exercisable at June 30	15,000	$19.97	(a)	6.84 years
Available for future grants at June 30	345,916

(a)           Adjusted for special dividend of $12.50

As of June 30, 2008, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 7.60 years. All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at June 30, 2008 was zero.

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

During the remaining six months of 2008, our primary goals will be to:

•                  modify our existing credit agreements to accommodate the ongoing downturn in the Southern California housing market;

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

Our total revenues for the three months ended June 30, 2008 and 2007 were $10.4 million and $4.2 million, respectively, and $15.4 million and $16.4 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, we delivered 15 and nine homes, respectively, and for the six months ended June 30, 2008 and 2007, we delivered 23 and 24 homes, respectively. Our total assets as of June 30, 2008 and December 31, 2007 were $361.5 million and $367.6 million, respectively, with Brightwater constituting $233.9 million (65% of total assets) and $219.9 million (60% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,100 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q, which provided $100 million for Brightwater construction and $125 million to fund the $12.50 special dividend to our stockholders in September 2006, as described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, we had $250.0 million of debt against $97.8 million of book equity.

Given the number of homes currently under construction, we do not expect to be able to generate enough cash flow from operations at Brightwater during 2008 to make the currently scheduled debt repayments due on December 31, 2008. Therefore, during the second quarter of 2008, we engaged in discussions with our lenders regarding potential amendments to the revolving loan and term loan that would extend borrowing availability and extend the September 2009 maturity date for the revolving loan. Amendments to the payment schedules and revolving loan maturity date will require the unanimous consent of the respective bank syndicates. In addition, we are seeking modification of certain covenants to accommodate the slower projected pace of sales. In exchange for these amendments, we have offered to pay modification fees and an increase in the interest rates charged under the senior secured revolving loan and senior secured term loan. As of August 11, 2008, our negotiations remained ongoing with the members of the bank syndicates and we are striving to obtain final approval prior to

September 30, 2008. We have obtained waivers through October 6, 2008 from the bank syndicates with respect to the loan-to-value and leverage ratio covenants described in Notes 4 and 5 of Notes to the Financial Statements. We, like many other homebuilders, are constantly evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. There can be no assurance that we will be successful in any of these endeavors, or that requested amendments to the revolving loan or term loan will be agreed to by our lenders. Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations.

If the revolving loan and the term loan discussed in Notes 4 and 5 to the Consolidated Financial Statements are not amended, we would be required to make $29.2 million in aggregate principal payments by December 31, 2008, of which $20.7 million would be payable under the revolving loan (assuming we draw the remaining $7.7 million available as of June 30, 2008) and $8.5 million would be payable under the term loan.

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

Outlook

During the second quarter of 2008, the homebuilding industry continued to experience challenging business conditions created by eroding consumer confidence due in part to a general downturn in economic activity and job creation; an oversupply of new and existing homes; increased foreclosures; intense competition for sales; ongoing turmoil in consumer mortgage lending and other credit markets; erosion of Wall Street and other capital markets; increased oil prices; and concerns about the affects of recession and inflation. Competition for home buyers remained intense with existing home foreclosures and the continued limited availability of mortgage financing impacting consumer confidence. As a result, we believe that home buyers remain reluctant to make purchasing decisions until they are comfortable that the price declines are near bottom.  The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products.

We currently believe that market conditions will continue to be challenging for the remainder of 2008 and into 2009, with foreclosure activity continuing to rise, consumer mortgage lending and other credit markets continuing to be unsettled and consumer confidence continuing to decline. Although substantially reduced home prices and relatively low consumer mortgage interest rates have improved housing affordability, many potential homebuyers remain reluctant to purchase homes for several reasons including: an inability to obtain adequate financing; an inability to sell their existing home at a perceived fair price or at a price that covers their existing mortgage; anxiety about current economic conditions or employment prospects; or expectations that home prices will fall further. This demand-side dynamic, in conjunction with rising foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since 2006.

These adverse conditions have clearly impacted our results for the first half of 2008, particularly in our inland markets; however; despite the challenges of the current homebuilding market, we believe the potential for our Brightwater project remains high. While Brightwater has not been immune to the effects of the unstable mortgage and housing markets, that impact appears less severe than the weakness we are seeing in our inland markets. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for new single family detached home development. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that will be realizable in the future and that this value should not be sacrificed in the current soft market. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

Since February 2008, when sales commenced for larger homes at The Cliffs and The Breakers neighborhoods at Brightwater, the sales pace has accelerated project-wide. We have generated net sales orders at Brightwater for 23 homes year-to-date and 32 homes from inception of sales in August 2007 through August 4, 2008 (discussed below under “Our Current and Future Homesites—Brightwater at Bolsa Chica”) and have delivered 18 homes at The Trails and The Sands neighborhoods. As of August 4, 2008 we have 14 homes in escrow at Brightwater and five completed homes available for sale.

During the second quarter of 2008, we began to see a stabilization of home prices at our Woodhaven project in Beaumont. However, the remainder of our Inland Empire and Lancaster markets saw continued price depreciation and an excess supply of homes available for sale. In addition, rising fuel costs appear to have further reduced demand for homes in our Lancaster market as prospective homebuyers seek to live closer to employment centers. These conditions resulted in both lower overall sales compared to the comparable period of 2007 and prior years and downward pressure on our selling prices and margins, as limited demand and greater competition for sales increased the need for sales incentives.

We do not expect the present business environment in our inland markets or overall real estate market trends to improve markedly during 2008, and we expect that the real estate market downturn will continue into 2009 and perhaps beyond. Therefore, we have reduced selected sales prices and offered incentives for all of our homes in these inland markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. We have reduced standing inventory in our inland markets from 33 homes at the end of 2007 to 14 homes as of June 30, 2008. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales.

In view of the continuing significant economic downturn in the housing market, we currently expect that during the remainder of 2008 and continuing into 2009 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. Our management has concluded that this strategy is necessary under the prevailing market conditions and will allow us to market the properties at some future time when market conditions may have improved. We also expect that operations in our other markets will focus on the sale of standing inventory, with limited, if any, construction starts. In some inland markets, we may determine to sell existing model homes and re-open the projects when the market demonstrates improved sales levels. Finally, we intend to continue with our entitlement efforts for our joint venture project near Oxnard.

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

•                  temporarily ceasing construction and sales efforts at certain inland projects where we are unable to generate acceptable levels of sales volume and cash flow until the housing market improves;

•                  limiting construction starts to better align product available for sale with sales activity; and

•                  seeking to balance our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities.

As of June 30, 2008, we had standing inventory of 19 homes, including five homes at Brightwater and 14 homes at our inland projects. During the second quarter of 2008, net new orders increased to 26 homes compared with 11 homes during the comparable period of 2007, primarily due to sales activity at our Brightwater community, which generated 11 sales orders during the second quarter of 2008. Cancellations as a percentage of new orders were 19% during the second quarter of 2008 (15% at Brightwater and 21% at our inland projects), compared with approximately 35% during the comparable period of 2007. Backlog as of June 30, 2008 increased to 23 homes compared with 17 homes as of June 30, 2007 primarily due to increased sales activity at Brightwater.

Finally, our second-half of 2008 and possibly our 2009 results could be adversely affected if general economic conditions deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in housing markets. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, and the restoration of consumer confidence that can support a decision to buy a home. While it is difficult to predict when these events will occur, we believe we have responded with the right strategy to the dramatic reversal in the housing markets in the last few years.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Orange County in the Huntington Beach area;

•                  Riverside County in the City of Corona and in the City of Beaumont; and

•                  Northern Los Angeles County in the City of Lancaster.

The following chart describes our current projects, their location and our lot and standing home inventories as of June 30, 2008:

Project	Location	Models	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	—	3	45	52
The Sands	Huntington Beach	4	—	2	64	70
The Cliffs	Huntington Beach	4	5	—	98	107
The Breakers	Huntington Beach	5	8	—	96	109

Subtotal—Orange County		17	13	5	303	338

Inland Empire/Lancaster:
Hearthside Lane	Corona	5	—	4	134	143
Woodhaven	Beaumont	4	2	6	62	74
Las Colinas	Lancaster	3	1	3	54	61
Other developments	Various	—	7	1	—	8
Other unimproved lots	Lancaster	—	—	—	73	73

Subtotal—Inland Empire/Lancaster		12	10	14	323	359

Total—All Projects		29	23	19	626	697

These homebuilding projects are currently expected to generate cash flows and gross operating margins through 2013. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard joint venture project; however, the exact number of homes will depend on the final outcome of the entitlement process.

Brightwater at Bolsa Chica

Brightwater is our Orange County residential community, located on the 110-acre Bolsa Chica upper mesa adjacent to the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater is being annexed into the City of Huntington Beach as development progresses. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean and the recently restored 1,200-acre Bolsa Chica Wetlands, 62 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views. To date, over 3,600 people have registered on our website requesting information about purchasing a home at Brightwater; however, there can be no assurance that a significant number of these people will ultimately purchase a home.

Brightwater is the largest property in our portfolio, representing approximately 80% of our real estate inventories as of June 30, 2008. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,200-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area, and we expect to submit a proposed site plan to the City of Huntington Beach during 2008 to extend the Brightwater development onto a 5-acre parcel that is currently zoned agricultural.

In July 2007, we completed construction of eight model homes at The Trails and The Sands neighborhoods and held a grand opening on August 11, 2007 and delivered the first nine homes in December 2007. We delivered seven and nine homes at The Trails and The Sands during the three and six months ended June 30, 2008, respectively, and generated $7.2 and $9.4 million in revenue, respectively. We generated gross operating margins of 28.2% and 29.5% for the three and six months ended June 30, 2008, respectively, due, in part, to our low cost basis in Brightwater. Homes at The Trails and The Sands are presently being offered at prices ranging from $900,000 to $1.2 million; however, home prices are inherently subject to change. As of August 4, 2008, we have five completed homes available for sale.

During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods on March 15, 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. As of August 4, 2008, we have 14 sales orders for The Cliffs and The Breakers at prices ranging from $1.5 to $3.4 million for 2,724 to 4,100 square foot homes. The first of these homes are currently expected to be completed during the third quarter of 2008.

Key facts and assumptions regarding the Brightwater development project include the following:

•                  Brightwater is expected to consist of 356 homes, including 109 homes at The Breakers, 107 homes at The Cliffs, 78 homes at The Sands and 62 homes at The Trails.

•                  There are 62 homes at Brightwater which will have unobstructed views of the Pacific Ocean and/or the Bolsa Chica wetlands, including 35 homes at The Breakers, 25 homes at The Cliffs and two homes at The Sands.

•                  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately four years and be completed in 2012.

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

•                  Based on current sales price projections, the various Brightwater products are currently expected to generate gross margins of approximately 28% to 40% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 35% to 40%, while gross margins at The Trails and The Sands are currently expected to approximate 28% to 35%.

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

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, we entered into two option contracts to acquire approximately 168 acres of land adjacent to the City of Oxnard in Ventura County, California. The option contracts allow the Oxnard joint venture to complete entitlement activities before purchasing the land. The option contracts currently expire in February 2009, and there are three additional extensions available for each contract that, if exercised, would extend the outside closing date to December 31, 2011. We are developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, we entered into a joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. We assigned the land purchase option contracts to the Oxnard joint venture. Hearthside Homes, Inc., our homebuilding subsidiary, is the manager of the Oxnard joint venture.

A draft environmental impact report (“EIR”) for the proposed Oxnard development was circulated for public comments during the summer of 2007. As a result of the public comments received, the City of Oxnard decided that the EIR needed to be amended to address availability of water for the development and the impact of such development on global warming. During July 2008, the City recirculated a revised EIR for additional public comments which are due by September 9, 2008. The Oxnard joint venture is attempting to obtain approval of its development plan from the Oxnard City Council by the end of 2008 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission during 2009; however, additional delays could be encountered. We do not expect to exercise our land purchase options until housing market conditions demonstrate a clear and significant recovery.  Following any land purchase, infrastructure construction is expected to take approximately one year, and build out of homes is expected to occur over the course of five to six years, based on current expectations and assumptions.

We currently expect the residential development plan to include approximately 760 single-family detached lots and approximately 630 attached residential units (townhomes, condominiums and apartments); however, these numbers are subject to change during the course of the entitlement process. Approximately 554 of the single-family lots and approximately 347 of the attached units would be developed on the 168 acres of optioned land that the Oxnard joint venture may purchase. The single-family detached product is currently expected to range from approximately 1,700 square feet to 3,400 square feet and the attached units are currently expected to range from approximately 1,050 square feet to 1,575 square feet.

As of June 30, 2008, our aggregate capital contributions were $2.4 million and our total investment in the Oxnard joint venture was $3.0 million. In addition, as of June 30, 2008, we have incurred capitalized overhead costs of approximately $700,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.7 million. As of June 30, 2008, the non-managing member’s aggregate capital contributions to the joint venture were $6.4 million. The members are currently funding capital requirements on a 50/50 basis. We expect to make additional aggregate capital contributions of approximately $300,000 to the joint venture during the remaining six months of 2008, bringing our total expected investment in the venture to $3.3 million and our total investment in the project to $4.0 million.

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

Homebuilding

Our homebuilding operations include active projects in the Huntington Beach, Inland Empire (Corona and Beaumont), and Lancaster areas of Southern California. We delivered 15 homes during the second quarter of 2008, compared with nine deliveries during the comparable period of 2007. During the six months ended June 30, 2008 and 2007, we delivered 23 and 24 homes, respectively. We acquired no single-family residential lots during the three and six months ended June 30, 2008 and 2007 and we have no contracts to acquire land or lots except through our Oxnard joint venture.

During the second quarter of 2008, we saw continued price depreciation in some but not all areas and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have reduced selected sales prices and offered incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales.

We recorded asset impairment charges of $5.0 million during the first six months of 2008, compared with $4.0 million of asset impairment charges recorded during the first six months of 2007. The impairment charges reflect our expectations about home prices, sales pace, sales and marketing costs, infrastructure and homebuilding costs and financing costs for our inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will primarily be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, with limited construction, if any, new construction. In some inland markets, we may determine to sell existing model homes and re-open the projects when the market demonstrates improved sales levels. Our management has concluded that this strategy is necessary under the prevailing market conditions and will allow us to market the properties at some future time when market conditions may have improved.

Our homebuilding projects are described below:

						Deliveries
						Three Months		Six Months
						Ended		Ended
		Land	Commenced	Commenced		June 30,		June 30,
	Location	Acquisition	Construction	Sales		2008	2007	2008	2007
				n/a
Brightwater
The Trails	Huntington Beach	1970	2006	2007	(a)	4	—	5	—
The Sands	Huntington Beach	1970	2006	2007	(a)	3	—	4	—
The Cliffs	Huntington Beach	1970	2006	2008	(b)	—	—	—	—
The Breakers	Huntington Beach	1970	2006	2008	(b)	—	—	—	—

			Total Brightwater			7	—	9	—

Inland Empire/Lancaster
Completed Projects	Various	n/a	n/a	n/a		—	—	—	6
Chandler Ranch	North Corona	2004	2005	2005		—	4	1	7
Alisal at Ontario	Ontario	2005	2005	2006		2	—	4	2
Woodhaven	Beaumont	2005	2005	2006		2	1	3	1
Hearthside Lane	Corona	2005	2005	2007		4	—	5	—
Alisal at Lancaster	Lancaster	2004	2004	2005		—	3	—	5
Las Colinas	Lancaster	2005	2006	2006		—	1	1	3
Future Community	Lancaster	2005	— (c)	—	(c)	—	—	—	—

			Total Inland Empire/Lancaster			8	9	14	24

			Total Deliveries			15	9	23	24

(a)                                  Commenced in August 2007.

(b)                                 Commenced in February 2008.

(c)                                  To be determined subject to market conditions.

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes to homebuyers who previously registered on our priority list in February 2008. We held a grand opening for The Cliffs and The Breakers on March 15, 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and nine homes during the six months ended June 30, 2008, at an average price of $1.1 million, or approximately $563 per square foot. As of August 4, 2008, 14 Brightwater homes are in escrow at an average price of $2.3 million, or approximately $640 per square foot.

Corona.  We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. We delivered 21 homes during 2007 at an average price of $511,000 and one home during the six months ended June 30, 2008 at a price of $450,000. As of August 4, 2008, the final three homes are in escrow at an average price of $438,000.

During April 2005, we acquired 151 additional lots in Corona. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we opened for sales during the second quarter of 2007. We delivered three homes at an average price of $545,000 during 2007 and five homes at an average price of $456,000 during the first six months of 2008. As of August 4, 2008, one home is completed and in escrow at a price of $450,000 and three homes are completed and available for sale.  We are evaluating our alternatives with respect to this project in light of the FDIC takeover of IndyMac, which has been our lender on this project.

Ontario.  During April 2005, we acquired 26 lots in the City of Ontario in Riverside County, California. This small community of homes, averaging 3,380 square feet, is an infill site. Construction of the first phase of 13 homes began during the fourth quarter of 2005, and we opened for sales during March 2006. We delivered nine homes during 2006 at an average price of $675,000, nine homes during 2007 at an average price of $613,000 and four homes during the first six months of 2008 at an average price of $522,000. We delivered three of the final four homes during July 2008 at an average price of $472,000, and, as of August 4, 2008, the final home is in escrow at a price of $470,000.

Beaumont.  We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and three homes during the first six months of 2008 at an average price of $270,000.  We delivered two additional homes during July 2008 at an average price of $298,000. As of August 4, 2008, six additional homes are completed and available for sale.

Lancaster.  In April 2005, we acquired 73 unentitled lots in the City of Lancaster in northern Los Angeles County. We have deferred the construction start for the 73-unit project, which has no recorded loan, until sales activity in the market has improved. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and will average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. We delivered three homes at an average price of $537,000 during 2006 and 12 homes during 2007 at an average price of $427,000. During the first six months of 2008, we delivered one home at a price of $383,000. During July 2008, we delivered one additional home at a price of $350,000. As of August 4, 2008, one home is in escrow at a price of $280,000 and two additional homes are completed and available for sale. We are delaying the remainder of the project until sales activity in the area improves.  We are also evaluating our alternatives with respect to this project in light of the FDIC takeover of IndyMac Bank, which has been our lender on this project.

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

Impairment of Long-Lived Assets

We assess the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operation and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, we identify alternative courses of action to recover the carrying value of our long-lived assets and evaluate all likely alternatives under a probability-weighted approach as described in SFAS 144.

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

We recorded impairment charges of $5.0 million during the three and six months ended June 30, 2008 consisting of $4.4 million related to the Las Colinas project in Lancaster and $600,000 for the Alisal project in Ontario. During the three and six months ended June 30, 2007, we recorded impairment charges of zero and $4.0 million related to the Beaumont project. The impairment charges recorded during the first six months of 2008 and 2007 reflected the continuing slowdown in the housing market and our expectations about the pace of sales and sales prices. To date, we have recorded impairment charges aggregating $37.0 million for five of our active projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate further in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.65% as of August 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that as of August 4, 2008, we have experienced a three-year cumulative ownership shift of approximately 31%, as computed in accordance with Section 382.

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

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three and six months ended June 30, 2008 and 2007.

Backlog as of June 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
23	17	35.3%	$32.3	$9.7	233.0%	$1,403	$569	146.6%

Homes Delivered
Three Months Ended June 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
15	9	66.7%	$10.4	$4.2	147.6%	$696	$467	49.0%

Homes Delivered
Six Months Ended June 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
23	24	(4.2)%	$15.4	$16.4	(6.1)%	$670	$683	(1.9)%

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

We generated $2.8 million of gross operating loss for the second quarter of 2008, reflecting $5.0 million of impairment charges partially offset by gross operating profit of $2.2 million, compared with $300,000 of gross operating profit in the second quarter of 2007, during which there were no impairment charges. We also reported revenues of $10.4 million and gross operating loss of $2.8 million for the second quarter of 2008, compared with $4.2 million in revenues and gross operating profit of $300,000 for the second quarter of 2007. Revenues in the current period reflect deliveries of 15 homes, including seven deliveries at Brightwater which generated revenues of $7.2 million and gross operating profit of $2.0 million, and eight homes at our inland projects which generated revenues of $3.2 million and gross operating profit of $200,000. The comparable period of the prior year reflects deliveries of nine homes, including four homes at the Chandler Ranch project, three homes at our Alisal project in Lancaster, one home each at our Las Colinas project in Lancaster and our Woodhaven project in Beaumont.

Gross operating loss for the second quarter of 2008 includes impairment charges of $5.0 million related to our Las Colinas project in Lancaster and the remaining four homes at our Alisal project in Ontario, which were all in escrow as of June 30, 2008. These impairment charges reflect our current expectations about selling prices, gross margins, and sales pace for the projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We generated $1.9 million more in gross operating profit before impairment charges from home sales during the second quarter of 2008 compared with the second quarter of 2007 primarily as a result of delivering seven homes at Brightwater which generated a 28.2% gross margin and gross operating profit of $2.0 million. This profit margin percentage was partially offset by 4.9% margins at our inland projects due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Homebuilding gross margin before impairment charges increased to 21.2% for the second quarter of 2008 compared with 7.1% in the comparable period of 2007 due to the higher gross margin at Brightwater.

The $600,000 increase in other expense, net during the second quarter of 2008 compared with the comparable period of 2007 primarily reflects a $200,000 increase in real estate holding costs due to our inability to capitalize property taxes for inland projects no longer under construction, a $100,000 loss on our interest rate swap agreement, and a $100,000 decrease in investment income for the second quarter of 2008.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

We reported revenues of $15.4 million and gross operating loss of $1.7 million for the six months ended June 30, 2008, compared with $16.4 million in revenues and gross operating loss of $2.9 million for the comparable period of 2007. We generated $3.3 million of gross operating profit before impairment charges for the six months ended June 30, 2008, compared with $1.1 million of gross operating profit in the comparable period of 2007. Revenues in the current period reflect deliveries of 23 homes, including nine deliveries at Brightwater which generated revenues of $9.4 million and gross operating profit of $2.8 million, and 14 homes at our inland projects which generated revenues of $6.0 million and gross operating profit of $500,000. The comparable period of the prior year reflects deliveries of 24 homes, including the final six homes at the Rancho Santa Fe project, seven homes at the Chandler Ranch project, five homes at our Alisal project in Lancaster, three homes at our Las Colinas project in Lancaster, two homes at our Alisal project in Ontario, and one home at our Woodhaven project in Beaumont.

Gross operating loss for the six months ended June 30, 2008 and 2007 includes impairment charges of $5.0 million and $4.0 million, respectively. The impairment charges recorded during 2008 reflect a $4.4 million impairment for our Las Colinas project in Lancaster and a $600,000 impairment for our Alisal project in Ontario, where the final four homes were in escrow as of June 30, 2008. The impairment charge recorded during the first six months of 2007 relates to the remaining homes at our Beaumont project. These impairment charges reflect our expectations about selling prices, gross margins, and sales pace for the projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We generated $2.2 million more in gross operating profit before impairment charges from home sales during the six months ended June 30, 2008 compared with comparable period of 2007 primarily as a result of delivering nine homes at Brightwater which generated a 29.5% gross margin and gross operating profit of $2.8 million and was partially offset by reduced margins at our inland projects due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Homebuilding gross margin before impairment charges increased to 21.4% for the six months ended June 30, 2008 compared with 6.7% in the comparable period of 2007 due to the higher gross margin at Brightwater.

The $1.1 million increase in other expense, net during the six months ended June 30, 2008 compared with the comparable period of 2007 primarily reflects an $800,000 loss on our interest rate swap agreement which included a $100,000 non-cash fair value adjustment and $700,000 of cash payments made under the terms of the agreement, as well as a $200,000 decrease in investment income.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of June 30, 2008 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving loan(a)	$91.4	$66.2	$25.2	$—	$—
Term loan(a)	129.1	22.1	107.0	—	—
Other project debt(a)	44.9	44.9	—	—	—
Defined benefit retirement plan contributions	1.5	.2	.4	.4	.5
Operating leases	1.2	.3	.7	.2	—
Total	$268.1	$133.7	$133.3	$.6	$.5

(a)                                  Amounts include estimated interest expense which is calculated based on forecasted debt balances and the applicable interest rate at June 30, 2008.

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

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Six Months Ended
	June 30,
	2008	2007
Cash and cash equivalents	$10.4	$5.9
Cash used in operating activities	(16.7)	(28.5)
Cash (used in) provided by investing activities	(.2)	1.1
Cash provided by financing activities	3.0	22.7

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of June 30, 2008 aggregated $10.4 million. At June 30, 2008, we had $7.7 million of immediately available borrowing capacity as further described below.

On September 15, 2006 we entered into the $100 million revolving loan and the $125 million term loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 4 and 5 to the consolidated financial statements.

We obtained the revolving loan as a construction facility to finance infrastructure and homebuilding activities at Brightwater. This loan is funding a revolving $100 million of development and construction costs for the Brightwater project as reduced by mandatory repayments. The revolving loan includes other financial covenants which may limit the amount that may be borrowed.  We have obtained a waiver through October 6, 2008 from the bank syndicates with respect to the loan-to-value and leverage ratio covenants described in Notes 4 and 5 of Notes to the Consolidated Financial Statements.

As of June 30, 2008, based on construction in place, the immediately available borrowing capacity on our revolving loan is $7.7 million. As of June 30, 2008 and December 31, 2007, $88.0 million and $76.0 million, respectively, was outstanding under the revolving loan. During the first six months of 2008, we made mandatory repayments of $2.2 million and $3.3 million on the revolving and term loans, respectively, in connection with nine home deliveries at Brightwater during the period. Outstanding advances on the revolving loan bear interest at our option at either (i) the Alternate Base rate (“Prime”) minus 25 basis points or (ii) LIBOR plus 200 basis points. Outstanding advances on the term loan bear interest at our option at either (i) the prime interest rate plus 25 basis points, or (ii) LIBOR plus 275 basis points.

Given the number of homes currently under construction, we do not expect to be able to generate enough cash flow from operations at Brightwater during 2008 to make the currently scheduled debt repayments due on December 31, 2008. Therefore, during the second quarter of 2008, we engaged in discussions with our lenders regarding potential amendments to the revolving loan and term loan that would extend borrowing availability and extend the September 2009 maturity date for the revolving loan. Amendments to the payment schedules and maturity date of the revolving loan will require the unanimous consent of the respective bank syndicates. In addition, we are seeking modification of certain covenants to accommodate the slower projected pace of sales. In exchange for these amendments, we have offered to pay modification fees and an increase in the interest rates charged under the revolving loan and term loan. As of August 11, 2008, our negotiations remained ongoing with the members of the bank syndicates and we are striving to obtain final approval prior to September 30, 2008. We, like many other homebuilders, are constantly evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. There can be no assurance that we will be successful in any of these endeavors, or that requested amendments to the revolving loan or term loan will be agreed to by our lenders. Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations.

If the revolving loan and term loan discussed in Notes 4 and 5 of the Consolidated Financial Statements are not amended, we would be required to make $29.2 million in aggregate principal payments by December 31, 2008, of which $20.7 million would be payable under the revolving loan (assuming we draw the remaining $7.7 million available as of June 30, 2008) and $8.5 million would be payable under the term loan.

Our other project debt, which is secured by various inland projects, has current maturity dates through January 2009. During July 2008, we repaid the Ontario loan in full. We have extended the Beaumont loan from June 17, 2008 to September 17, 2008 and have initiated discussions with Comerica Bank regarding an additional 12-month extension. The maturity dates for our Lancaster and Corona-Hellman loans are September 30, 2008 and January 7, 2009, respectively. These loans are held by IndyMac Federal Bank and we are evaluating our alternatives with respect to these projects in light of the FDIC’s recent takeover of IndyMac.

On June 13, 2008, Hearthside Homes and one of its subsidiaries received a notice of default related to the subsidiary’s Corona-Hellman loan facility indicating that the subsidiary is not in compliance with the absorption rate and home closings requirements of the loan. IndyMac Bank informed our subsidiary that it will not make any further disbursements, including interest, under the loan facility until our subsidiary cures the default by closing nine homes at the Hellman project by August 12, 2008. We have delivered three homes since receiving the notice and an additional home is in escrow as of August 4, 2008. However, based on current market conditions and the lack of sufficient inventory of completed homes, our subsidiary does not expect to be able to cure the default. Our subsidiary has made all required interest payments and the principal balance of the loan facility is not due until January 2009. Our subsidiary is evaluating its alternatives with respect to the Hellman project. The loan facility is nonrecourse to us.

We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. During the three months ended June 30, 2008, we made aggregate additional capital contributions of approximately $135,000 to the Oxnard joint venture, bringing our total investment in the venture to $3.0 million (see Note 9 to the consolidated financial statements). In addition, as of June 30, 2008, we have incurred capitalized overhead costs of approximately $700,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.7 million. During the remaining six months of 2008, we expect to make additional aggregate capital contributions of approximately $300,000.

As discussed above, we are pursuing and evaluating various financing alternatives, including on going negotiations to amend our revolving loan and term loan. We believe that if we are successful in reaching agreements with our revolving loan and term loan syndicates, that funds available under our current credit agreements, in addition to our cash and cash equivalents and future real estate sales proceeds will be sufficient to meet anticipated operating and capital investment requirements and project development costs for Brightwater, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of June 30, 2008, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits of $2.5 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

June 30, 2008 Compared with December 31, 2007

Cash used in operating activities of $16.7 million for the first nine months of 2008 primarily reflects investments in Brightwater of $20.0 million, which were partially offset by net proceeds of $9.1 million generated by nine deliveries at Brightwater and $4.1 million of net cash flow generated by our inland projects ($5.8 million generated from deliveries of 14 homes less $1.7 million of project investments).

Our primary sources of cash during the first six months of 2008 were $14.9 million of proceeds from sales of real estate inventories and $12.0 million of net borrowings from our revolving loan. Our primary uses of cash during the first six months of 2008 include $20.0 million of investments in Brightwater, $5.3 million of net repayments of other project debt and $3.3 million of net repayments of our term loan.

The $2.5 million increase in deferred tax assets reflects a $2.5 million tax benefit for additional net operating losses generated during the first six months of 2008.

The $6.0 million decrease in accounts payable and accrued liabilities primarily reflects reductions in accounts payable related to payments of project construction costs due to the declining level of construction activity at our inland projects and the substantial completion of land development and model home construction at Brightwater.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of June 30, 2008, we have no consolidated land option deposits and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $3.1 million and $2.7 million at June 30, 2008 and December 31, 2007. These joint ventures had total assets of $9.0 million and $9.7 million as of June 30, 2008 and December 31, 2007, respectively, which included land deposits of $2.5 million for both periods. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of June 30, 2008, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of June 30, 2008, we had no consolidated deposits with VIEs.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally do not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of June 30, 2008, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.9 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the three months ended June 30, 2008. We do not enter into or hold derivatives for trading or speculative purposes.

Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminates September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133. The fair value of the interest rate swap agreement represents the spread between the interest rate we would pay and the interest rate we would receive over the remaining life of the agreement which are considered level 2 inputs under SFAS 157. As of June 30, 2008, the fair value of the swap agreement is approximately $400,000. The non-cash change in fair value of the interest rate swap agreement during the three and six months ended June 30, 2008 was an approximately $300,000 increase and $200,000 decrease, respectively, and was included in other expense, net in our consolidated statement of operations and in accounts payable and accrued liabilities in our consolidated balance sheet. In addition, we recorded $400,000 and $600,000 of expense for cash payments made under the interest rate swap agreement during the three and six months ended June 30, 2008, respectively, due to declining interest rates during the quarter. The counterparties to the interest rate swap agreement are financial institutions.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -                LEGAL PROCEEDINGS

See Notes 7 and 9 to the consolidated financial statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A -             RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Unless amended, we do not expect to be able to make required principal payments under our existing debt instruments, or to maintain compliance with the covenants or meet certain financial ratios that must be satisfied as conditions to incurring additional indebtedness. .

Given the number of homes currently under construction, we do not expect to be able to generate enough cash flow from operations during 2008 to make the currently scheduled debt repayments due on December 31, 2008. Therefore, during the second quarter of 2008, we commenced discussions with our lenders regarding potential amendments to our Brightwater revolving loan and term loan that would extend borrowing availability and extend the September 2009 maturity date for the revolving loan. Amendments to the payment schedules and maturity date of the revolving loan will require the unanimous consent of the respective bank syndicates. If the revolving loan and term loan are not amended, we would be required to make $29.2 million in aggregate principal payments by December 31, 2008, of which $20.7 million would be payable under the revolving loan (assuming we draw the remaining $7.7 million available as of June 30, 2008) and $8.5 million would be payable under the term loan.

We are currently out of compliance with certain financial covenants contained in our revolving loan and term loan and are operating under a waiver which expires on October 6, 2008. Therefore, we are seeking modification of these covenants to accommodate the slower projected pace of sales. In exchange for these amendments, we have offered to pay modification fees and an increase in the interest rates charged under the revolving loan and term loan. As of August 11, 2008, our negotiations remained ongoing with the members of the bank syndicates. There can be no assurance that the requested amendments to the revolving loan or term loan will be agreed to by our lenders. Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations.

If we receive the requested loan amendments, there can be no assurance that we will be able to meet the amended covenants, payment schedule or our other requirements in our revolving loan and term loan credit facilities if slowing market conditions worsen. If we are unable to comply with or meet any one or more of our obligations under these loans, we could be precluded from incurring additional borrowings and, in the event of default, our obligation to repay indebtedness outstanding under these loans could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions, our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition, including in particular a material decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds or otherwise increase our cost of borrowing.

The significant downturn in the homebuilding industry is expected to continue throughout 2008 and into 2009 or beyond; this downturn has had a material adverse effect on our business and results of operations and is expected to continue.

The housing industry downturn which began in 2006 continues to have a material adverse effect on our business and results of operations, and this significant downturn will continue during the foreseeable future. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies between our inland and coastal projects:

•   decreased affordability of housing as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•   declining homebuyer demand due to lower consumer confidence in the residential real estate market and an inability of many homebuyers to sell their existing homes,

•   increased inventory of new and existing homes for sale, including the impact of increases in residential foreclosures,

•   reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions, and

•   pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

These conditions have led to, among other things, significant decreases in our homebuilding revenues and substantial land-related impairments. As a result, our homebuilding operations incurred substantial losses and may continue to do so. Any worsening in market conditions in the homebuilding industry could have a further material adverse effect on our business and results of operations.

Our results of operations are subject to significant changes in the cost of raw materials and other components of our houses and labor that are dependent on or impacted by increases in energy costs.

Recently, the cost of fuel and other sources of energy have increased dramatically. Some of these costs are borne by us directly, such as fuel for company-related motor vehicles and energy for the office building that we occupy. These increases in energy costs have also increased costs for our suppliers, who provide raw materials and the other components of our houses, and subcontractors, whose employees help construct our homes. Many of these cost increases are being passed on to us, and these and any additional cost increases could materially and adversely affect our cost of sales and operating profits.

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business.

The government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. FNMA and FHLMC have recently experienced financial difficulties. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates or credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

In addition, the Housing and Economic Recovery Act of 2008 prohibits, as of October 15, 2008, seller funded downpayment assistance programs. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results. These conditions may continue or worsen.

We may be unable to obtain suitable bonding for the development of our communities.

We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions, surety bond capacity has decreased and providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

The homebuilding industry is highly competitive and, with more limited resources than many of our competitors, we may not be able to compete effectively.

The homebuilding industry is highly competitive. We compete with numerous other residential construction firms, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of the location, design, quality and price of our homes and the availability of mortgage financing. Some of our competitors have substantially larger operations and greater financial resources than we do and as a result may have lower costs of capital, labor and materials than us, and may be able to compete more effectively.

Under current market conditions, we have experienced intense price competition in our inland markets as many builders seek to aggressively reduce their inventory levels and land holdings. Many of our competitors are better capitalized and have lower leverage than we do, which may position them to compete more effectively on price (which can trigger impairments), better enable them to ride out the current industry-wide downturn and allow them to compete more effectively for land acquisitions when conditions improve.

Our controlling stockholders are able to exercise significant influence over us.

Five (5) of our stockholders have over 50% of the outstanding shares of our common stock. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stockholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We currently have a substantial amount of net operating loss carryforwards. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company or any change in ownership arising from a new issuance of stock by a company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our net operating loss carryforwards and recognize certain built in gains would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our financial position and results of operations.

We are subject to current credit market risks.

Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, or as to our ability to achieve positive cash flow from operations to satisfy our obligations.

ITEM 3-                 DEFAULTS UPON SENIOR SECURITIES

Two of our subsidiaries received a notice of financial covenant default from IndyMac Bank relating to the $30.1 million outstanding under a $54.5 million loan facility for the Hellman-Corona inland development project.  The default relates to the failure to meet specified absorption rate and home closing requirements. As a consequence of these defaults, IndyMac Bank informed our subsidiaries that no further borrowings under the loan facility would be permitted until the defaults are cured.  There are no payment defaults with respect to this loan facility.  The loan facility is nonrecourse to the Company.

ITEM 4 -                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on June 24, 2008. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of our stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The director proposal recommended election of five directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of at least 90.1% of the outstanding common stock represented in person or by proxy at the Annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Geoffrey W. Arens	9,728,373	60,132
Phillip R. Burnaman II	9,728,358	60,147
Marti P. Murray	9,729,473	59,032
Raymond J. Pacini	9,730,538	57,967
Thomas W. Sabin, Jr.	9,730,343	58,162

Proposal No. 2:     The Auditor Proposal.   The holders of common stock cast 9,773,743 votes “for” and 12,407 votes “against” the proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Such votes constituted the affirmative vote “for” the Auditor Proposal by the holders of approximately 99.9% of the outstanding common stock represented in person or by proxy at the Annual Meeting. There were 2,355 abstentions and no broker non-votes by the holders of shares of common stock with respect to the Auditor Proposal.

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

Date: August 11, 2008	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer