Form 10-Q
period 2008-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2008-11-10
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008 there were 10,870,902 shares of Common Stock, par value $.05 outstanding.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis; inflation or a recession; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes and declining home prices, among other things; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors” set forth in this Form 10-Q, as well as the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2007. You should also read the following “Consolidated Financial Statements” and the related notes.

We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-Q or any other report filed by us. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$7.0	$24.3
Restricted cash	5.9	6.0
Real estate inventories	262.3	286.4
Deferred tax assets	53.8	44.4
Other assets, net	10.0	6.5

	$339.0	$367.6
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$5.3	$12.5
Senior secured project revolver	93.9	76.0
Senior secured term loan	116.0	121.8
Other project debt	40.9	48.8
Other liabilities	6.3	7.0

Total liabilities	262.4	266.1

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,871,780 and 10,852,708 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.3	59.3
Retained earnings	18.2	43.1
Accumulated other comprehensive loss	(1.4)	(1.4)
Total stockholders’ equity	76.6	101.5

	$339.0	$367.6

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Homebuilding	$13.9	$5.2	$29.3	$21.6

Costs of sales:
Homebuilding	10.6	5.0	22.7	20.3
Loss on impairment of real estate inventories	29.1	28.0	34.1	32.0
	39.7	33.0	56.8	52.3

Gross operating loss	(25.8)	(27.8)	(27.5)	(30.7)

Selling, general and administrative expenses	1.5	1.7	5.0	4.8
Interest expense	.6	.1	.6	.1
Income from unconsolidated joint ventures	(.1)	(.1)	(.2)	(.5)
Other expense, net	.3	—	1.5	.1

Loss before income taxes	(28.1)	(29.5)	(34.4)	(35.2)

Benefit from income taxes	(7.0)	(12.0)	(9.5)	(14.3)

Net loss	$(21.1)	$(17.5)	$(24.9)	$(20.9)

Net loss per common share:

Basic	$(1.94)	$(1.61)	$(2.28)	$(1.92)
Diluted	$(1.94)	$(1.61)	$(2.28)	$(1.92)

Common equivalent shares:

Basic	10.9	10.9	10.9	10.9
Diluted	10.9	10.9	10.9	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(24.9)	$(20.9)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	.1	.1
Distributions from unconsolidated joint ventures	.1	.1
Equity in earnings of unconsolidated joint ventures	(.2)	(.5)
Model homes depreciation	.6	—
Gain on change in fair value of derivative instrument	(.2)	—
Deferred taxes	(14.0)	(14.3)
Deferred tax asset valuation allowance	4.5	—
Gains on sales of real estate inventories	(6.6)	(1.3)
Loss on impairment of real estate inventories	34.1	32.0
Proceeds from sale of real estate inventories, net	28.4	20.7
Investments in real estate inventories	(31.7)	(70.6)
Changes in assets and liabilities:
(Increase) decrease in other assets	(.3)	.8
Decrease in accounts payable, accrued and other liabilities	(7.7)	(1.3)

Cash used in operating activities	(17.8)	(55.2)

Cash flows from investing activities:
Sales of short-term investments	—	.5
Investments in unconsolidated joint ventures	(.4)	(.3)
Change in restricted cash	.1	1.0

Cash (used in) provided by investing activities:	(.3)	1.2

Cash flows from financing activities:
Borrowings of senior secured project revolver	40.7	43.4
Repayments of senior secured project revolver	(22.8)	—
Repayments of senior secured term loan	(5.8)	—
Borrowings of other project debt	1.1	16.4
Repayments of other project debt	(9.0)	(11.2)
Deferred financing costs	(3.4)	—

Cash provided by financing activities	.8	48.6

Net decrease in cash and cash equivalents	(17.3)	(5.4)

Cash and cash equivalents - beginning of period	24.3	10.6

Cash and cash equivalents - end of period	$7.0	$5.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$—	$.2
Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$.9	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the current year’s previously issued Quarterly Reports on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether new or modified financings can be obtained, if needed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. The current national credit market crisis presents uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 4, 5 and 6 for further discussion.

Real Estate

Real estate inventories primarily consist of completed homes available for sale, homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, and environmental conditions will affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company’s real estate properties depend upon future economic and market conditions, and the availability of financing.

The cost of sales of multi-unit projects is computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

The Company recorded impairment charges of $29.1 million and $34.1 million, respectively, during the three and nine months ended September 30, 2008, compared with impairment charges of $28.0 million and $32.0 million, respectively, during the comparable periods of 2007. The impairment charges recorded during the three and nine months ended September 30, 2008 and 2007 are as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Project	Location	2008	2007	2008	2007

Inland Empire:
Hearthside Lane	Corona	$24.1	$16.5	$24.1	$16.5
Woodhaven	Beaumont	3.4	3.9	3.4	7.9
Alisal at Ontario	Ontario	—	1.8	.6	1.8
Chandler Ranch	North Corona	.1	.4	.1	.4
	Subtotal – Inland Empire	27.6	22.6	28.2	26.6

Lancaster:
Las Colinas	Lancaster	1.5	5.4	5.9	5.4

	Total – All Projects	$29.1	$28.0	$34.1	$32.0

The impairment charges recorded during the third quarter of 2008 primarily reflect a $24.1 million fair value write-down for the Hearthside Lane project in Corona. The subsidiary which owns the property ceased making the required interest payments in October 2008 and is in default on the Hearthside Lane loan facility (also referred to as the “Hellman Loan” in Note 6) which has an outstanding balance of $29.7 million as of September 30, 2008. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, IndyMac Federal Bank, which is likely to involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, “Debtor’s Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage” (“EITF 91-2”), and a FASB staff interpretation thereof, the Company reduced the carrying value of the Hearthside Lane real estate project to its estimated fair value during the third quarter of 2008. If the Hearthside Lane property is transferred to IndyMac Federal Bank in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that IndyMac Federal Bank will agree to a consensual resolution.

During 2007 and 2008, the Company recorded impairment charges aggregating $66.1 million related to five of its inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS 144.

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

The Company believes that accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to the Company’s consolidated financial statements. The critical assumptions in the Company’s evaluation of real estate inventories impairment included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

Earnings Per Common Share

Earnings per common share is accounted for in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has not determined an adoption date for SFAS 162. The Company does not expect the adoption of SFAS 162 to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as it applies to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements as it applies to nonfinancial assets and liabilities.

Note 3 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater in coastal Orange County and three inland communities in Riverside and Los Angeles counties. At September 30, 2008, real estate inventories aggregated 680 lots and homes, including 12 standing inventory homes completed and unsold, eight homes completed and in escrow, and 12 homes under construction and in escrow. Real estate inventories at September 30, 2008 included $236.9 million recorded for 331 lots and homes under development at the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California and $25.4 million recorded for 349 lots and homes at its subsidiaries’ various inland projects. During the three and nine months ended September 30, 2008, the Company recorded additional impairment charges aggregating $29.1 million and $34.1 million, respectively, related to inland projects. See additional discussion in Note 2. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

The Brightwater planned community offers a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. The community also has 37 acres of open space and conservation area. With 349 homes permitted on 68 acres, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. In addition, the Company owns land adjacent to the Brightwater development, on which it intends to process permits to build seven additional homes which will be included in the Brightwater community.

The Company began selling homes at The Trails and The Sands in August 2007 and began delivering homes for these products during December 2007. Construction of models for the larger two products, The Cliffs and The Breakers, was completed in January 2008. In February 2008, the Company began selling homes to homebuyers who had previously registered on the Brightwater priority list. The Company held a grand opening for these products on March 15, 2008 and delivered the first five homes at The Cliffs and The Breakers neighborhoods during the third quarter of 2008.

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capitalized interest, beginning of period	$32.3	$17.8	$26.2	$10.2
Interest incurred and capitalized	3.2	5.1	10.7	13.5
Charged to cost of sales	(1.2)	(.3)	(2.6)	(1.1)
Capitalized interest, end of period	$34.3	$22.6	$34.3	$22.6

As of September 30, 2008, real estate inventories include $2.6 million of model home furnishings, net of related depreciation. Model home furnishings are depreciated using the straight-line method over three to five years.

Note 4 — Senior Secured Project Revolver

On September 30, 2008, the Company entered into the third amendment (“Third Revolving Amendment”) to the $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and as agent for the other loan syndicate members (the “Revolving Loan”). The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company’s material subsidiaries.

In exchange for the Third Revolving Amendment, the Company paid a modification and extension fee of 37.5 basis points to each lender, along with legal fees and fees to the Company’s financial advisor. As of September 30, 2008 and December 31, 2007, approximately $1.7 million and $600,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered. The most significant provisions of the Third Revolving Amendment are discussed below.

•                  The Company received an option to extend the Revolving Loan maturity date from September 2009 to June 2010, subject to compliance with all covenants for the period ending December 31, 2008

•                  Debt repayments that were previously due by December 31, 2008 totaling $20.0 million, along with previously scheduled repayments for the first three quarters of 2009, were deferred to future periods as follows:

	Without Extension		With Extension (1)
Date	Commitment Reduction	Commitment	Commitment Reduction	Commitment
December 31, 2008	$5.0	$95.0	$5.0	$95.0
June 30, 2009	$5.0	$90.0	$5.0	$90.0
September 30, 2009	$90.0	$—	$10.0	$80.0
December 31, 2009	n/a	n/a	$10.0	$70.0
March 31, 2010	n/a	n/a	$10.0	$60.0
June 30, 2010	n/a	n/a	$60.0	$—

(1) Presuming the Company is in compliance with its covenants at December 31, 2008, which would enable it to exercise its option to extend the current maturity date from September 2009 to June 2010. However, given the current national economic recession and difficult housing market, there can be no assurance that the Company will be able to meet the December 31, 2008 covenants.

•                  The leverage covenant, which prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio, was adjusted. The calculation of the covenant was also modified to exclude impairment charges related to the Hearthside Lane project in Corona and the Las Colinas project in Lancaster and valuation reserves on deferred tax assets:

Reporting Period	Maximum Leverage Ratio
June 30, 2008 through March 30, 2009	2.75 to 1.0
March 31, 2009 and thereafter	2.50 to 1.0

•                  The loan-to-value ratio, which prohibits the Company’s ratio of Revolver Loan debt outstanding to borrowing base value from exceeding a maximum ratio was adjusted to the following:

Reporting Period	Maximum Loan-to-Value Ratio
June 30, 2008 through September 29, 2009	40%
September 30, 2009 through March 30, 2010 (1)	35%
March 31, 2010 and thereafter (1)	30%

(1) Presuming the Company is in compliance with its covenants at December 31, 2008, which would enable it to exercise its option to extend the current maturity date from September 2009 to June 2010. However, given the current national economic recession and difficult housing market, there can be no assurance that the Company will be able to meet the December 31, 2008 covenants.

In addition to the modified covenants above, the Company is subject to a minimum consolidated tangible net worth covenant of $80 million, excluding non-cash impairment charges for the Hearthside Lane and Las Colinas projects and valuation reserves on deferred tax assets. As of September 30, 2008, the Company’s consolidated total liabilities are $262.4 million, tangible net worth after excluding the recent Hearthside Lane and Las Colinas impairment charges and valuation reserves on deferred tax assets is $96.3 million and the leverage ratio is 2.72. The loan-to-value ratio is 30% and the Company is in compliance with the covenants of the Revolving Loan as of September 30, 2008.

The Revolving Loan is also subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the three and nine months ended September 30, 2008, the Company delivered seven and 16 homes, respectively, at Brightwater and made mandatory repayments on the Revolving Loan of $1.7 million and $3.8 million, respectively. As of September 30, 2008, the Company has delivered 25 homes at Brightwater and made cumulative mandatory repayments for the Revolving Loan of $240,000 per home, or $6.0 million. Availability under the $100.0 million Revolving Loan has been reduced to $94.0 million after subtracting the $6.0 million cumulative mandatory repayments.

As of September 30, 2008 and December 31, 2007, $93.9 million and $76.0 million, respectively, was outstanding under the Revolving Loan at weighted average rates of 4.91% and 6.90%, respectively, based upon the Company’s elected rates. As of September 30, 2008, the undrawn availability was $60,000. Outstanding advances currently bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2008 was $1.1 million and $3.1 million, respectively, at weighted-average interest rates of 4.49% and 4.90%, respectively. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2007 was $900,000 and $2.1 million, respectively, at weighted-average interest rates of 7.31% and 7.32%, respectively. As of November 7, 2008, the Revolving Loan interest rate is 5.21%. Given the recently elevated levels of LIBOR rates, the Company utilized the Prime rate-based option from September 2008 to November 6, 2008.

The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. The current national crisis in the credit markets present significant uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.

Note 5 — Senior Secured Term Loan

On September 15, 2006, the Company entered into a five-year, $125 Million Senior Secured Term Loan Agreement with KeyBank National Association, as a lender and as agent for the other loan syndicate members (the “Term Loan”), and on September 15, 2006, the Company borrowed the maximum loan amount of $125 million. The proceeds were used to fund a “special dividend” of $12.50 per share, totaling $135.7 million, to common stockholders paid on September 28, 2006. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding.

On September 30, 2008, the Company entered into the third amendment (“Third Term Amendment”) to the Term Loan. In exchange for the Third Term Amendment, the Company paid a modification and extension fee of 37.5 basis points to each lender, along with legal fees and fees to the Company’s financial advisor. As of September 30, 2008 and December 31, 2007, approximately $3.6 million and $1.9 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered. The most significant provisions of the Third Term Amendment are discussed below.

•                  Debt repayments that were previously due by December 31, 2008 totaling $5.0 million, along with previously scheduled repayments for future quarters, were deferred to future periods as follows:

Date	Commitment Reduction	Commitment
December 31, 2008	$10.0	$115.0
June 30, 2009	$5.0	$110.0
September 30, 2009	$5.0	$105.0
December 31, 2009	$15.0	$90.0
March 31, 2010	$15.0	$75.0
June 30, 2010	$10.0	$65.0
September 30, 2010	$15.0	$50.0
December 31, 2010	$12.5	$37.5
March 31, 2011	$12.5	$25.0
June 30, 2011	$12.5	$12.5

•                  The leverage covenant, which prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio, was adjusted. The calculation of the covenant was also modified to exclude impairment charges related to the Hearthside Lane project in Corona and the Las Colinas project in Lancaster and valuation reserves on deferred tax assets:

Reporting Period	Maximum Leverage Ratio
June 30, 2008 through March 30, 2009	2.75 to 1.0
March 31, 2009 and thereafter	2.50 to 1.0

•                  The loan-to-value ratio, which prohibits the Company’s ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio was adjusted to the following:

Reporting Period	Maximum Loan-to-Value Ratio
June 30, 2008 through December 30, 2009	70%
December 31, 2009 through March 30, 2010	65%
March 31, 2010 through September 29, 2010	60%
September 30, 2010 and thereafter	45%

•                  The interest coverage covenant which prohibits the Company’s ratio of EBITDA to interest incurred was modified to reflect the following:

Period	Minimum Coverage Ratio
September 30, 2008 through March 30, 2009	.25 to 1.0
March 31, 2009 through June 29, 2009	1.00 to 1.0
June 30, 2009 through September 29, 2009	1.25 to 1.0
September 30, 2009 through December 30, 2009	1.50 to 1.0
December 31, 2009 and thereafter	2.00 to 1.0

In addition to the modified covenants above, the Company is subject to a minimum consolidated tangible net worth covenant of $80 million, excluding non-cash impairment charges for the Hearthside Lane and Las Colinas projects and valuation reserves on deferred tax assets. As of September 30, 2008, the Company’s consolidated total liabilities are $262.4 million, tangible net worth after excluding the recent Hearthside Lane and Las Colinas impairment charges and valuation reserves on deferred tax assets is $96.3 million and the leverage ratio is 2.72. The loan-to-value ratio is 68% and the Company is in compliance with covenants of the Term Loan as of September 30, 2008.

The Term Loan is also subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the three and nine months ended September 30, 2008, the Company delivered seven and 16 homes, respectively, at Brightwater and made mandatory repayments of $2.5 million and $5.8 million, respectively. As of September 30, 2008, the Company has delivered 25 homes at Brightwater and made cumulative mandatory repayments for the Term Loan of $360,000 per home, or $9.0 million. Availability under the $125.0 million Term Loan has been reduced to $116.0 million after subtracting the $9.0 million cumulative mandatory repayments.

As of September 30, 2008 and December 31, 2007, $116.0 million and $121.8 million, respectively, was outstanding under the Term Loan at rates of 5.25% and 7.5%, respectively, based upon the Company’s elected rates. The outstanding balance currently bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and nine months ended September 30, 2008 was $1.7 million and $5.5 million, respectively, at weighted-average interest rates of 5.23% and 5.68%, respectively. Interest incurred on the Term Loan for the three and nine months ended September 30, 2007 was $2.7 million and $7.9 million, respectively, at weighted-average interest rates of 8.10% and 8.08%, respectively. As of November 7, 2008, the Term Loan interest rate is 6.46%. Given the recently elevated levels of LIBOR rates, the Company utilized the Prime rate-based option from September 2008 to November 6, 2008.

Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminated September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the interest rate swap agreement represents the spread between the interest rate the Company would pay and the interest rate the Company would receive over the remaining life of the agreement which are considered level 2 inputs under SFAS 157. The non-cash change in fair value of the interest rate swap agreement during the three and nine months ended September 30, 2008 was an approximately $400,000 and $200,000 increase, respectively, and was included in other expense, net. In addition, the Company recorded $400,000 and $1.0 million of expense for cash payments made under the terms of the interest rate swap agreement during the three and nine months ended September 30, 2008, respectively, due to declining interest rates during the periods. The counterparties to the interest rate swap agreement are financial institutions.

The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.

Note 6 — Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, entered into construction loan agreements with commercial banks. These loan facilities finance a portion of land acquisitions and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and payment and an environmental indemnity by Hearthside Homes, Inc., but these loans are nonrecourse to California Coastal Communities, Inc. The loans are secured by first trust deeds and bear an interest rate of prime plus one-fourth or prime plus one-half percent (5.25% to 5.5% at September 30, 2008). The Lancaster and Hellman loan facilities have minimum interest rates of 7.5% and 7.25%, respectively. During the nine months ended September 30, 2008, Hearthside Homes, Inc. and its subsidiaries did not enter into any new loan facilities.

The following amounts were available and outstanding under these loan facilities as of September 30, 2008 and December 31, 2007 ($ in millions):

						Outstanding at
	Amount of Facility		Lender	Number of Lots	Maturity Date	September 30, 2008	December 31, 2007

Ontario	$—		Comerica Bank	—	n/a	$—	$2.6
Lancaster	14.0	(1)	IndyMac Federal Bank	60	9/30/08	3.9	4.2
Corona-Hellman	54.5	(1)	IndyMac Federal Bank	142	1/7/09	29.7	32.1
Beaumont	17.9		Comerica Bank	72	9/17/09	7.3	9.9

						$40.9	$48.8

(1)  The Lancaster and Corona-Hellman loan facilities are currently in default as discussed below. A subsidiary of Hearthside Homes received a notice of event of default from IndyMac Bank in October 2008 relating to the Corona-Hellman loan informing the subsidiary that it intends to accelerate the loan, which it declared immediately due and payable.

During July 2008, a subsidiary of Hearthside Homes repaid the Ontario loan in full.

A subsidiary of Hearthside Homes has extended the Beaumont loan from September 17, 2008 to September 17, 2009. The outstanding balance on the Beaumont loan as of September 30, 2008 reflects the prepayment of $750,000 of principal, which was required in connection with extending the maturity of the loan.

Subsidiaries of Hearthside Homes are currently in default on the Corona-Hellman loan facility for development of the Hearthside Lane project (“Hellman Loan”) as a result of not making its required interest payment in October 2008 and on the Lancaster loan facility for development of the Las Colinas project which matured on September 30, 2008. These subsidiaries made all required interest payments required to be made through September 30, 2008 and ceased making payments beginning in October. The loans are nonrecourse to California Coastal Communities, Inc.; however, the subsidiaries’ parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiaries are attempting to negotiate a consensual resolution of the loans with the lender, IndyMac Federal Bank, which is likely to involve turnover of the properties securing these loans to the lender. As a result, during the third quarter of 2008 in accordance with EITF 91-2 and a FASB staff interpretation thereof, the Company reduced the carrying value of the Hearthside Lane and Las Colinas real estate projects to their estimated fair values (see Note 2). If the Hearthside Lane property is transferred to IndyMac Federal Bank in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that IndyMac Federal Bank will agree to a consensual resolution of these loans.

Note 7 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30, 2008	December 31, 2007
Accrued pensions and benefits	$3.5	$3.8
Home warranty reserves	2.0	2.3
Contingent indemnity and environmental obligations	1.1	1.3
Unamortized discount	(.3)	(.4)
	$6.3	$7.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$2.0	$2.4	$2.3	$2.4
Provision	.1	.1	.1	.3
Adjustment due to change in estimate	—	—	(.1)	—
Payments	(.1)	(.3)	(.3)	(.5)
Balance at end of period	$2.0	$2.2	$2.0	$2.2

Note 8 - Income Taxes

The following is a summary of the tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current taxes	$—	$—	$—	$—
Deferred taxes	(7.0)	(12.0)	(9.5)	(14.3)
Benefit from income taxes	$(7.0)	$(12.0)	$(9.5)	$(14.3)

The net deferred tax balance at September 30, 2008 and December 31, 2007 is primarily composed of federal net operating losses (“NOLs”). During the third quarter of 2008, the Company concluded it was not “more likely than not” that the Company would be able to generate sufficient taxable income in 2008 and 2009 to realize certain expiring federal NOLs and recorded a valuation allowance of $4.5 million. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other economic factors affecting the Company’s operations, as well as other positive and negative factors that may arise in the future, as it assesses the need for additional valuation allowances against its deferred tax assets. The most critical uncertainties are whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets and the timing of recognition of losses on inland properties.

The federal NOLs available as of September 30, 2008 were approximately $137 million. The amount of federal NOLs which expire if not utilized is $3 million for 2008, $11 million, $49 million, $42 million, zero, and $32 million for 2009, 2010, 2011, 2012 and thereafter, respectively.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.94% as of November 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 23% as of November 3, 2008, as computed in accordance with Section 382. In the event of an ownership change, the Company’s use of its NOLs may be limited and the deferred tax assets recorded at September 30, 2008 may not be fully realizable.

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

Pursuant to SFAS 123(R), the Company has elected to recognize stock option deductions on the tax law ordering method, which maximizes the realization of the stock option deductions in the current year. While the Company realized the majority of its 2006 stock option deductions, approximately $400,000 of unrealized tax benefits related to stock option deductions are not reflected in the consolidated financial statements. Upon realization of the tax benefits, the Company would increase its additional paid-in capital.

Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million was recorded as a cumulative effect of a change in accounting principle and resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy. During the three and nine months ended September 30, 2008, the Company recorded a $50,000 decrease in deferred tax assets, due to the impact of potential expiration of NOLs on uncertain tax positions. Of the Company’s unrecognized tax benefits of $5.1 million at September 30, 2008, $100,000 would decrease the Company’s effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of September 30, 2008, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The years 2005 through 2007 and the years 2004 through 2007 remain open for Federal and California purposes, respectively, for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. Except as reserved, the Company expects to utilize Federal NOLs generated between 1993 and 1997 and in 1999, 2006 and 2007 in future years. In addition, the Company expects to utilize California NOL generated in 2007 in future years.

Note 9 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of September 30, 2008, the Company has no consolidated land option deposits.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects at September 30, 2008. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

Oxnard Land Development Joint Venture

In February 2003, the Company, through its Hearthside Homes, Inc. homebuilding subsidiary, entered into two option contracts to acquire land adjacent to the City of Oxnard in Ventura County, California aggregating approximately 168 acres. The option contracts allow the Oxnard joint venture to complete entitlement activities before purchasing the land. The option contracts currently expire in February 2009, and there are three additional extensions available for each contract that, if exercised, would extend the outside closing date to December 31, 2011. The Company is developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, the Company entered into a limited liability company joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. Hearthside Homes, Inc. assigned the land purchase option contracts to the Oxnard LLC. Hearthside Homes, Inc. is the managing member of the Oxnard LLC.

As of September 30, 2008, the Company’s aggregate capital contributions were $2.5 million and its total investment in the Oxnard LLC was $3.2 million. In addition, as of September 30, 2008, the Company has incurred capitalized overhead costs of approximately $700,000 for the project which are unreimbursed by the venture, bringing the Company’s total investment in the project to $3.9 million. As of September 30, 2008, the non-managing member’s aggregate capital contributions to the Oxnard LLC were $6.5 million. The members are currently funding capital requirements on a 50/50 basis. The Company expects to make additional aggregate capital contributions of approximately $100,000 to the Oxnard LLC during the remaining three months of 2008, bringing the Company’s total expected investment to $3.3 million and the Company’s total investment in the project to $4.0 million.

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

California Department of Toxic Substances Control

In October 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against the Company’s Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California. A trial on this matter is currently scheduled to begin on December 2, 2008 and discovery in the case is completed. The DTSC’s complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

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

In January 2008, the Company issued a total of 15,817 shares of its common stock to four independent directors under the Director Fee Program, which is a component of the 1993 Plan. These shares vest at the rate of 25% per quarter during 2008. On October 16, 2008, one of the Company’s independent directors resigned from the Board and forfeited 878 unvested shares.

The Company did not grant any options during the nine months ended September 30, 2008 and 2007. Pursuant to SFAS 123(R), the Company recorded $78,000 and $98,000 of compensation expense during the nine months ended September 30, 2008 and 2007, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the nine months ended September 30, 2008 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, September 30	17,500	$21.58	(a)	7.35 years

Fully vested and exercisable at September 30	16,250	$18.44	(a)	7.29 years
Available for future grants at September 30	345,916

(a)           Adjusted for special dividend of $12.50.

As of September 30, 2008, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 7.35 years. All outstanding unvested stock options are expected to vest. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at September 30, 2008 was zero.

The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Similar to SFAS 123, which the Company adopted in 2003, SFAS 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. For tax purposes, the Company expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when stock options are exercised. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123(R) and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, “Accounting for Income Taxes.” The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool (“APIC Pool”), as defined pursuant to SFAS 123(R). The Company is required to assess whether there is an available APIC Pool when the stock options are exercised or expire.

SFAS 123(R) also amends SFAS 95, “Statement of Cash Flows,” to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains forward-looking statements that involve risks and uncertainties as set forth in “Cautionary Statements About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Actual results may differ materially from those indicated in the forward-looking statements set forth below. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A. Risk Factors” of both our Annual Report on Form 10-K for the year ended December 31, 2007, and below in this Form 10-Q.

Overview of California Coastal Communities, Inc.

We are a residential land development and homebuilding company with properties owned or controlled primarily in Orange County, California, and also in three other Southern California counties (Los Angeles, Riverside and Ventura). Our principal activities include:

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

During the remaining three months of 2008, our primary goals will be to:

•                  continue evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for raising additional capital such as a sale-leaseback financing of our 17 model homes at Brightwater;

•                  continue selling and delivering homes at Brightwater; and

•                  continue reducing standing inventories and therefore maximize deliveries and revenues at our other homebuilding projects in Los Angeles and Riverside counties.

There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

Our total revenues for the three months ended September 30, 2008 and 2007 were $13.9 million and $5.2 million, respectively, and $29.3 million and $21.6 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, we delivered 17 and 12 homes, respectively, and for the nine months ended September 30, 2008 and 2007, we delivered 40 and 36 homes, respectively. Our total assets as of September 30, 2008 and December 31, 2007 were $339.0 million and $367.6 million, respectively, with Brightwater constituting $236.9 million (70% of total assets) and $219.9 million (60% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,100 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing as described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q, which provided $100 million for Brightwater construction and $125 million to fund the $12.50 special dividend to our stockholders in September 2006, as described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, we had $250.8 million of debt against $76.6 million of book equity.

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

Outlook and Operating Strategy

During the third quarter of 2008, the homebuilding industry continued to experience challenging business conditions created by a supply-demand imbalance which substantially worsened during the quarter. On the supply side, several factors persisted, including an oversupply of new and existing homes; increased foreclosures; and intense competition for sales. On the demand side, we saw further deterioration in consumer confidence due in part to a general downturn in economic activity and job creation; ongoing turmoil in consumer mortgage lending and other credit markets resulting in limited availability of mortgage financing; the inability of potential homebuyers to sell existing homes at a perceived fair price or at a price that covers their existing mortgage; expectations that home prices will continue to fall. This protracted supply/demand imbalance intensified competition for sales throughout the period and produced continued downward pressures on prices. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the three- and nine-month reporting periods ended September 30, 2008, and we reported net losses for both periods.

Additionally, during 2008 we have witnessed the national credit market crisis which has resulted in the significant erosion of Wall Street and other capital markets, giving rise to concerns about the affects of a global recession in the mortgage financing and banking industries with the issues faced by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and IndyMac Federal Bank. This financial crisis has further affected the banking system and financial markets with failure, takeover or bailout of certain corporations, such as Lehman Brothers Holdings, Inc., American International Group, Inc. and Merrill Lynch & Co., Inc. While the United States government recently has taken steps in an attempt to stabilize the banking system and financial markets through, among other things, the Emergency Economic Stabilization Act of 2008, the future impact of this or other existing or proposed legislation on the financial markets, and an eventual turnaround in the homebuilding industry remains unclear.

The weakness in the housing market accelerated during the third quarter as a result of weakened consumer confidence, increased foreclosures and tightened mortgage lending standards. With declining consumer confidence and significantly greater expectations of a recession, the prospect of further deterioration in the homebuilding industry will likely become reality absent further Federal government action. If there is further deterioration in market conditions, this may lead to a further increase in the supply of new and existing homes that are for sale as a result of decreased absorption levels and increased foreclosures.

We are also concerned about the dislocation in the secondary mortgage market. We maintain relationships with a diversified group of mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing. Nevertheless, tightening credit standards have shrunk the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. We believe that our home buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer; however there can be no assurance in that regard. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets settle down.

As a result, we believe that home buyers will remain reluctant to purchase homes until they are comfortable that the economy is stabilizing, home price declines are near bottom and they are able to secure mortgage financing at affordable rates.  The results of these adverse conditions include weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts in our inland markets and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products.  The interest rates on jumbo mortgages continue to be significantly greater than interest rates on conforming mortgages, with spreads greater than 1% compared with historical spreads in the range of only .25% to .35%.

The continued downward turn in the economy has negatively impacted our results for the first nine months of 2008, particularly in our inland markets. While standing inventory in our inland markets has been reduced from 33 homes at the end of 2007 to seven homes as of September 30, 2008, the price reductions and additional incentives have resulted in significantly reduced gross profits and resulted in additional impairment charges. In response to the ongoing crisis in the housing market and national credit markets, during the third quarter we have:

•                  further reduced headcount and project overhead;

•                  re-evaluated our sales efforts in our inland markets;

•                  determined to sell the existing models at our Las Colinas project;

•                  postponed further inland market construction activity until that market improves;

•                  reduced sales prices and offered incentives for all of our inland homes in order to reduce our standing inventory;

•                  completed amendments to our $210 million aggregate revolving and term loans that will preserve an additional $100.0 million of borrowing capacity until September 2009 and defer loan amortization and commitment reductions; and

•                  commenced negotiations with IndyMac Federal Bank in an attempt to reach a consensual resolution of our subsidiaries’ loans on the Hearthside Lane and Las Colinas properties.

We expect these changes to produce tangible benefits, in the form of selling, general and administrative expense reductions, in future quarters, and we will continue to reduce these costs. We expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery. If market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our fourth quarter and 2009 results could be adversely affected if general economic conditions continue to deteriorate, if consumer confidence remains weak or declines further, if job losses accelerate, if foreclosures increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

In light of the current crisis in the national financial markets, conditions in the housing market and the overall economy are likely to deteriorate further before they improve. We believe that stability in the credit and capital markets and an eventual renewal of confidence in the national economy will play a major role in any turnaround in the homebuilding and mortgage lending industries.

We also believe that a meaningful improvement in housing market conditions will require the restoration of consumer and credit market confidence that will support a decision to buy a home, which will in turn require a sustained decrease in inventory levels, price stabilization and reduced foreclosure rates. With the passage of the Housing and Economic Recovery Act of 2008, Congress and the White House have offered a lifeline to many homeowners facing foreclosure, which should help keep many distressed properties from coming on the market. In addition, this legislation has provided an incentive for people to become first-time home buyers in a market that we believe offers prices that are in their favor. This may help to restore confidence in the market and help address the issue of oversupply.

While it is difficult to predict when these events will occur, we believe we have responded with the right strategies to the current and expected near-term housing market environment. Longer term, we believe favorable demographics and population growth in California and a continuing desire for home ownership will drive demand for new homes in our markets, which will allow us to capitalize on the recovery in those markets when it comes.

Despite the challenges of the current national homebuilding market and our inland market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, that impact appears less severe than the weakness we are seeing in our inland markets. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that will be realizable in the future and that this value should not be sacrificed under current depressed market conditions. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

We recently completed the successful negotiation of the amendments to our revolving and term loans which, in view of the national credit market crisis, we believe further indicates Brightwater’s unique characteristics and substantial value. The amendments will enable us to finance construction and repay the loans on a schedule that better reflects our current expectations about home sales at Brightwater in this challenging housing market. During the first nine months of 2008, we delivered 16 homes at Brightwater and, as of November 3, 2008, 12 additional homes are in escrow (discussed further below under “Our Current and Future Homesites—Brightwater at Bolsa Chica”).

We currently believe that market conditions will continue to be challenging for the remainder of 2008 and 2009, particularly in our inland markets where foreclosure activity continues to rise, consumer mortgage lending and other credit markets continue to be unsettled and consumer confidence continues to decline. Although substantially reduced home prices and relatively low consumer mortgage interest rates for conforming loans have improved housing affordability, many potential homebuyers remain reluctant to purchase homes. This demand-side dynamic, in conjunction with rising foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006. We remain hopeful that the federal government’s recent initiatives to stabilize the credit markets and restore confidence in the financial system and economy will be effective; however, we have not yet been positively impacted by any of these developments.

In view of the continuing significant economic downturn in the housing market, we currently expect that during the remainder of 2008 and continuing into 2009 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. We expect that continuing operations in our inland markets will focus on the sale of standing inventory, with limited, if any, construction starts. In some inland markets, we may determine to sell existing model homes and re-open the projects when the market demonstrates improved sales activity. Our management has concluded that under the prevailing market conditions, this strategy for our inland markets is necessary for us to be able to market the inland properties at some future time when market conditions may have improved. In addition, we are attempting to negotiate a consensual resolution with IndyMac Federal Bank with respect to our subsidiaries’ Hearthside Lane and Las Colinas properties. However, there can be no assurance that these strategies or any alternatives will prove successful. Finally, we intend to continue with our entitlement efforts for our joint venture project near Oxnard.

As the housing market downturn continues to unfold, we continue to adjust and reevaluate our operating strategy in an effort to reduce standing inventories while monitoring our margins and liquidity. Recognizing the challenges presented by the downturn in the homebuilding market, our current operating strategy includes:

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

•                  limiting construction starts to better align product available for sale with sales activity; and

•                  seeking to balance our short-term goal of selling homes in a depressed market and our long-term goal of maximizing the value of our communities.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to impairment of assets; capitalization of costs to inventory; cost of sales including estimates for financing, warranty, and other costs; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information then currently available. Actual results may differ from these estimates, assumptions and conditions.

Finally, our operating results during the remainder of 2008 and throughout 2009 could be adversely affected if housing, credit market, or general economic conditions continue to deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, available financing, and the restoration of consumer confidence that can support a decision to buy a home. While it is difficult to predict when any of these events will occur, we believe we have responded with an appropriate strategy to address the dramatic reversal in the housing markets that has been occurring since the beginning of 2006.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Orange County in the Huntington Beach area;

•                  Riverside County in the City of Corona and in the City of Beaumont; and

•                  Northern Los Angeles County in the City of Lancaster.

The following chart describes our current projects, their location and our lot and standing home inventories as of September 30, 2008:

Project	Location	Models	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	—	2	45	51
The Sands	Huntington Beach	4	2	1	62	69
The Cliffs	Huntington Beach	4	2	2	95	103
The Breakers	Huntington Beach	5	8	—	95	108

Subtotal—Orange County		17	12	5	297	331

Inland Empire/Lancaster:
Hearthside Lane	Corona	5	1	2	134	142
Woodhaven	Beaumont	4	3	3	62	72
Las Colinas	Lancaster	2	3	1	54	60
Other developments	Various	—	1	1	—	2
Other unimproved lots	Lancaster	—	—	—	73	73

Subtotal—Inland Empire/Lancaster		11	8	7	323	349

Total—All Projects		28	20	12	620	680

These homebuilding projects are currently expected to generate cash flows and gross operating margins through 2013. Up to approximately 554 additional single-family lots could be available for homebuilding operations if we obtain entitlements for our Oxnard joint venture project and decide to purchase the land; however, the exact number of homes will depend on the final outcome of the entitlement process.

As of September 30, 2008, we had standing inventory of 12 homes, including five homes at Brightwater and seven homes at our inland projects. During the third quarter of 2008, net new orders decreased to 14 homes compared with 23 homes during the comparable period of 2007, primarily due to reduced sales activity at our inland communities. Cancellations as a percentage of new orders were 25% during the nine months ended September 30, 2008 (20% at Brightwater and 30% at our inland projects), compared with approximately 30% during the comparable period of 2007. Backlog as of September 30, 2008 decreased to 20 homes compared with 28 homes as of September 30, 2007 primarily due to decreased sales activity at our inland projects.

Brightwater at Bolsa Chica

Brightwater is our coastal Orange County residential community, located on the 110-acre Bolsa Chica upper mesa in the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater was recently annexed into the City of Huntington Beach. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean, Huntington Harbor and the recently restored 1,300-acre Bolsa Chica Wetlands, 62 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views. To date, over 3,800 people have registered on our website requesting information about purchasing a home at Brightwater; however, there can be no assurance that a significant number of these people will ultimately purchase a home.

Brightwater is the largest property in our portfolio, representing approximately 90% of our real estate inventories as of September 30, 2008. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area. We recently submitted a proposed site plan to the City of Huntington Beach to extend the Brightwater development to include a 5-acre parcel on the eastern end of the mesa that is currently zoned agricultural.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007 and held a grand opening in August 2007 and delivered the first nine homes in December 2007. We delivered two and 11 homes at The Trails and The Sands during the three and nine months ended September 30, 2008, respectively, and generated $1.8 million and $11.2 million in revenue, respectively. We generated gross operating margins of 25.6% and 29.0% for the three and nine months ended September 30, 2008, respectively, due, in part, to our low cost basis in Brightwater. Homes at The Trails and The Sands are presently being offered at prices ranging from $900,000 to $1.2 million. As of November 3, 2008, we have three completed homes available for sale at The Trails and The Sands.

During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods on March 15, 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We delivered the first four homes at The Cliffs and the first home at The Breakers during the third quarter of 2008 and generated $6.1 million and $1.8 million in revenue, respectively. We generated gross operating margins of 35% for The Cliffs and The Breakers for the three months ended September 30, 2008. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.5 to $3.4 million for 2,724 to 4,339 square foot homes.

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

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 25% to 38% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 34% to 38%, while gross margins at The Trails and The Sands are currently expected to approximate 25% to 27%.

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

Oxnard Land Development - Unconsolidated Joint Venture

In February 2003, our Hearthside Homes, Inc. homebuilding subsidiary entered into two option contracts to acquire approximately 168 acres of land adjacent to the City of Oxnard in Ventura County, California. The option contracts allow the Oxnard joint venture to complete entitlement activities before purchasing the land. The option contracts currently expire in February 2009, and there are three additional extensions available for each contract that, if exercised, would extend the outside closing date to

December 31, 2011. We are developing a land plan for the area, which also includes an additional 149 acres owned by other landowners, with the intention of entitling the property for residential development and annexing it into Oxnard. During October 2003, we entered into a joint venture agreement with a major financial partner to pursue the Oxnard development opportunity. Hearthside Homes, Inc. assigned the land purchase option contracts to the Oxnard joint venture. Hearthside Homes, Inc. is the manager of the Oxnard joint venture.

A draft environmental impact report (“EIR”) for the proposed Oxnard development was circulated for public comments during the summer of 2007. As a result of the public comments received, the City of Oxnard decided that the EIR needed to be amended to address availability of water for the development and the impact of such development on global warming. During July 2008, the City recirculated a revised EIR for additional public comments which were due by September 9, 2008. The City is currently responding to the comments received and a revised EIR is currently expected to be presented to the Oxnard City Council in early 2009. The Oxnard joint venture is attempting to obtain approval of its development plan from the Oxnard City Council during the first half of 2009 and approval of annexation into the City of Oxnard from the Local Agency Formation Commission during the second half of 2009; however, additional delays could be encountered. We do not expect to exercise our land purchase options until housing market conditions demonstrate a clear and significant recovery.  Following any land purchase, infrastructure construction is expected to take approximately one year, and build out of homes is expected to occur over the course of five to six years, based on current expectations and assumptions.

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

As of September 30, 2008, our aggregate capital contributions were $2.5 million and our total investment in the Oxnard joint venture was $3.2 million. In addition, as of September 30, 2008, we have incurred capitalized overhead costs of approximately $700,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.9 million. As of September 30, 2008, the non-managing member’s aggregate capital contributions to the joint venture were $6.5 million. The members are currently funding capital requirements on a 50/50 basis. We expect to make additional aggregate capital contributions of approximately $100,000 to the joint venture during the remaining three months of 2008, bringing our total expected investment in the venture to $3.3 million and our total investment in the project to $4.0 million.

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

Homebuilding

Our homebuilding operations include active projects in the Huntington Beach, Inland Empire (Corona and Beaumont), and Lancaster areas of Southern California. We delivered 17 homes during the third quarter of 2008, compared with 12 deliveries during the comparable period of 2007. During the nine months ended September 30, 2008 and 2007, we delivered 40 and 36 homes, respectively. We acquired no single-family residential lots during the three and nine months ended September 30, 2008 and 2007 and we have no contracts to acquire land or lots except through our Oxnard joint venture.

During the third quarter of 2008, we saw continued price depreciation in some but not all areas and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have reduced sales prices and offered incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales. In addition, during the third quarter of 2008 we began selling the existing model homes at our Las Colinas project in Lancaster and will delay the remainder of the project until sales activity in the area improves.

We recorded asset impairment charges of $34.1 million during the first nine months of 2008, compared with $32.0 million of asset impairment charges recorded during the first nine months of 2007. The impairment charges reflect our expectations about home prices, sales pace, sales and marketing costs, infrastructure and homebuilding costs and financing costs for our inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will primarily be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, with limited or no new construction. In some inland markets, we may determine to sell additional existing model homes and re-open the projects when the market demonstrates improved sales levels. Our management has concluded that this strategy is necessary under the prevailing market conditions and will allow us to market the inland properties at some future time when market conditions may have improved.

Our homebuilding projects are described below:

							Deliveries
							Three Months		Nine Months
							Ended		Ended
		Land	Commenced		Commenced		September 30,		September 30,
	Location	Acquisition	Construction		Sales		2008	2007	2008	2007
					n/a
Brightwater
The Trails	Huntington Beach	1970	2006		2007	(a)	1	—	6	—
The Sands	Huntington Beach	1970	2006		2007	(a)	1	—	5	—
The Cliffs	Huntington Beach	1970	2006		2008	(b)	4	—	4	—
The Breakers	Huntington Beach	1970	2006		2008	(b)	1	—	1	—

Total Brightwater							7	—	16	—

Inland Empire/Lancaster
Completed Projects	Various	n/a	n/a		n/a		—	—	—	6
Chandler Ranch	North Corona	2004	2005		2005		2	5	3	12
Alisal at Ontario	Ontario	2005	2005		2006		4	—	8	2
Woodhaven	Beaumont	2005	2005		2006		2	4	5	5
Hearthside Lane	Corona	2005	2005		2007		1	—	6	—
Alisal at Lancaster	Lancaster	2004	2004		2005		—	1	—	6
Las Colinas	Lancaster	2005	2006		2006		1	2	2	5
Future Community	Lancaster	2005	—	(c)	—	(c)	—	—	—	—

Total Inland Empire/Lancaster							10	12	24	36

Total Deliveries							17	12	40	36

(a)                                  Commenced in August 2007.

(b)                                 Commenced in February 2008.

(c)                                  To be determined subject to market conditions.

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes to homebuyers who previously registered on our priority list in February 2008. We held a grand opening for The Cliffs and The Breakers on March 15, 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 16 homes during the nine months ended September 30, 2008, at an average price of $1.2 million, or approximately $543 per square foot. As of November 3, 2008, 12 Brightwater homes are in escrow (including six homes with unobstructed ocean views) at an average price of $2.4 million, or approximately $690 per square foot, and 13 additional homes are completed or under construction and have been released for sale.

Corona.  We acquired 83 lots in North Corona in May 2004. Following construction of infrastructure, during April 2005, we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. We delivered 21 homes during 2007 at an average price of $511,000 and three homes during the nine months ended September 30, 2008 at an average price of $435,000. As of November 3, 2008, the final home is in escrow.

During April 2005, we acquired 151 additional lots in Corona known as Hearthside Lane. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we opened for sales during the second quarter of 2007. We delivered three homes at an average price of $545,000 during 2007 and six homes at an average price of $453,000 during the first nine months of 2008. During October 2008, we delivered one additional home at a price of $475,000. As of November 3, 2008, two homes are completed and available for sale.

As of October 20, 2008, the subsidiary which owns the Hearthside Lane property is in default on the loan as a result of not making its required interest payment in October. The loan is non-recourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc. guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, IndyMac Federal Bank, which is likely to involve turnover of the property securing the loan to the lender. As a result, during the third quarter of 2008, we reduced the carrying value of the Hearthside Lane real estate project to its estimated fair value. If the Hearthside Lane property is transferred to IndyMac Federal Bank in full settlement of the loan, without further recourse or obligation, we will recognize a substantial gain as a result of debt cancellation. However, there can be no assurance that IndyMac Federal Bank will agree to a consensual resolution.

Beaumont.  We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and five homes during the first nine months of 2008 at an average price of $269,000.  We delivered one additional home during October 2008 at a price of $285,000. As of November 3, 2008, one home is completed and in escrow and four additional homes are completed and available for sale.

Lancaster.  In April 2005, we acquired 73 unentitled lots in the City of Lancaster in northern Los Angeles County through a subsidiary of Hearthside Homes, Inc. We have deferred the construction start for the 73-unit project, which has no recorded loan, until sales activity in the market has improved. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. We delivered three homes at an average price of $537,000 during 2006 and 12 homes during 2007 at an average price of $427,000. During the first nine months of 2008, we delivered two homes at an average price of $352,000. During October 2008, we delivered one additional home at a price of $330,000. As of November 3, 2008, three homes are completed and in escrow at an average price of $347,000 and one additional completed home and the final model are available for sale. A subsidiary of Hearthside Homes, Inc. is currently in default on the loan facility secured by this project and is attempting to negotiate a consensual resolution of the loan with the lender, IndyMac Federal Bank, which is likely to involve turnover of the property securing the loan to the lender. As a result, during the third quarter of 2008 we reduced the carrying value of the Las Colinas real estate project to its estimated fair value. There can be no assurance that IndyMac Federal Bank will agree to a consensual resolution.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of new accounting pronouncements applicable to our company.

Critical Accounting Policies

In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the benefits indicated by our significant federal tax net operating losses, as discussed further in Note 8 to the consolidated financial statements.

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

Impairment of Long-Lived Assets

We recorded impairment charges of $29.1 million and $34.1 million, respectively, during the three and nine months ended September 30, 2008, compared with impairment charges of $28.0 million and $32.0 million, respectively, during the comparable periods of 2007. The impairment charges recorded during the three and nine months ended September 30, 2008 and 2007 are as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Project	Location	2008	2007	2008	2007

Inland Empire:
Hearthside Lane	Corona	$24.1	$16.5	$24.1	$16.5
Woodhaven	Beaumont	3.4	3.9	3.4	7.9
Alisal at Ontario	Ontario	—	1.8	.6	1.8
Chandler Ranch	North Corona	.1	.4	.1	.4
	Subtotal – Inland Empire	27.6	22.6	28.2	26.6

Lancaster:
Las Colinas	Lancaster	1.5	5.4	5.9	5.4

	Total – All Projects	$29.1	$28.0	$34.1	$32.0

The impairment charges recorded during the third quarter of 2008 primarily reflect a $24.1 million fair value write-down for the Hearthside Lane project in Corona. The subsidiary which owns the property ceased making the required interest payments in October 2008 and is in default on the Hearthside Lane loan facility which has an outstanding balance of $29.7 million as of September 30, 2008. The loan is non-recourse to us; however, the parent of the borrower subsidiary is our Hearthside Homes, Inc. subsidiary, which has guaranteed payment of the borrower’s debt. The borrower subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, IndyMac Federal Bank, which is likely to involve turnover of the property securing the loan to the lender. In accordance with EITF 91-2, and a FASB staff interpretation thereof, we reduced the carrying value of the Hearthside Lane and Las Colinas real estate projects to their estimated fair values during the third quarter of 2008. After these impairment charges, the related debt exceeds the carrying value of these assets by approximately $18.5 million. If the Hearthside Lane property is transferred to IndyMac Federal Bank in full settlement of the loan without further recourse or obligation, we will recognize a substantial gain as a result of debt cancellation. If the gain is equal to the amount that the recorded debt exceeds the carrying value of the assets, the $18.5 million pretax gain would result in a gain of $10.9 million after tax, or $1.00 per share. However, there can be no assurance that IndyMac Federal Bank will agree to a consensual resolution of these loans.

During 2007 and 2008, we recorded impairment charges aggregating $66.1 million related to five of our inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

Income Taxes

We account for income taxes on the liability method. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities. The liability method requires an evaluation of the probability of being able to realize the benefits indicated by deferred tax assets, such as tax net operating losses. A valuation allowance related to the deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the significance of our historical federal tax net operating losses, as discussed in Note 9 to the consolidated financial statements, the application of our policy in evaluating the expected benefit of net operating losses is critical. In applying those policies, estimates and judgments affect the amounts at which certain assets and liabilities are recorded. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in the amounts at which assets and liabilities are recorded.

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.94% as of November 2008) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that as of November 4, 2008, we have experienced a three-year cumulative ownership shift of approximately 23%, as computed in accordance with Section 382.

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

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three and nine months ended September 30, 2008 and 2007.

Backlog as of September 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
20	28	(28.5)%	$31.0	$21.4	44.9%	$1,549	$765	102.5%

Homes Delivered
Three Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
17	12	41.7%	$13.9	$5.2	167.3%	$818	$433	88.9%

Homes Delivered
Nine Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
40	36	11.1%	$29.3	$21.6	35.6%	$733	$600	22.2%

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

We generated $25.8 million of gross operating loss for the third quarter of 2008, reflecting $29.1 million of impairment charges partially offset by gross operating profit before impairment charges of $3.3 million. During the comparable period of the prior year, we generated $27.8 million of gross operating loss, reflecting impairment charges of $28.0 million which were partially offset by gross operating profit before impairment charges of $200,000. We also reported revenues of $13.9 million for the third quarter of 2008, compared with $5.2 million in revenues for the third quarter of 2007. Revenues in the current period reflect deliveries of 17 homes, including seven deliveries at Brightwater which generated revenues of $9.8 million and gross operating profit of $3.2 million, and 10 homes at our inland projects which generated revenues of $4.1 million and gross operating profit of $100,000. The comparable period of the prior year reflects deliveries of 12 homes, including five homes at the Chandler Ranch project, four homes at our Woodhaven project in Beaumont, two homes at our Las Colinas project in Lancaster, and one home at our Alisal project in Lancaster.

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

Gross operating loss for the third quarter of 2008 includes impairment charges of $29.1 million, primarily reflecting fair value write-downs for the Hearthside Lane project in Corona and Las Colinas project in Lancaster (see Note 2 to the consolidated financial statements) of $24.1 million and $1.5 million, respectively, and a $3.4 million charge related to our Woodhaven project in Beaumont.

Two subsidiaries of Hearthside Homes are currently in default on the loans secured by the Hearthside Lane and Las Colinas projects and guaranteed by Hearthside Homes, as a result of the Lancaster loan maturing on September 30, 2008 and not making required interest payments in October. Hearthside Homes’ subsidiaries are attempting to negotiate a consensual resolution of these loans with the lender, IndyMac Federal Bank, which is likely to involve turnover of the properties securing the loans to the lender. As a result, during the third quarter of 2008 we reduced the carrying value of the Hearthside Lane and Las Colinas real estate projects to their estimated fair values. After these impairment charges, the related debt exceeds the carrying value of these assets by approximately $18.5 million.  If the Hearthside Lane property is transferred to IndyMac Federal Bank in full settlement of the loan without further recourse or obligation, we will recognize a substantial gain as a result of debt cancellation. If the gain is equal to the amount that the recorded debt exceeds the carrying value of the assets, the $18.5 million pretax gain would result in a gain of $10.9 million after tax, or $1.00 per share. However, there can be no assurance that IndyMac Federal Bank will agree to a consensual resolution of these loans.

We generated $3.1 million more in gross operating profit before impairment charges from home sales during the third quarter of 2008 compared with the third quarter of 2007 primarily as a result of delivering seven homes at Brightwater which generated a 32.8% gross margin and gross operating profit of $3.2 million. This profit margin percentage was partially offset by 1.7% margins at our inland projects due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Homebuilding gross margin before impairment charges increased to 23.7% for the third quarter of 2008 compared with 3.8% in the comparable period of 2007 due to the higher gross margin at Brightwater.

The $500,000 increase in interest expense during the third quarter of 2008 compared with the comparable period of 2007 primarily reflects interest incurred on projects which are no longer under construction and, therefore, must be recorded as a period cost.

The $300,000 increase in other expense, net during the third quarter of 2008 compared with the comparable period of 2007 primarily reflects a $200,000 increase in real estate holding costs due to our inability to capitalize property taxes for inland projects no longer under construction, and a $100,000 decrease in investment income for the third quarter of 2008.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

We reported revenues of $29.3 million and gross operating loss of $27.5 million for the nine months ended September 30, 2008, compared with $21.6 million in revenues and gross operating loss of $30.7 million for the comparable period of 2007. We generated $6.6 million of gross operating profit before impairment charges for the nine months ended September 30, 2008, compared with $1.3 million of gross operating profit in the comparable period of 2007. Revenues in the current period reflect deliveries of 40 homes, including 16 deliveries at Brightwater which generated revenues of $19.2 million and gross operating profit of $6.0 million, and 24 homes at our inland projects which generated revenues of $10.1 million and gross operating profit of $600,000. The comparable period of the prior year reflects deliveries of 36 homes, including 12 homes at our Chandler Ranch project in North

Corona, the final six homes at our completed Rancho Santa Fe project, six homes at our Alisal project in Lancaster, five homes each at our Las Colinas project in Quartz Hill and our Woodhaven project in Beaumont, and two homes at our Alisal project in Ontario.

Gross operating loss for the nine months ended September 30, 2008 and 2007 includes impairment charges of $34.1 million and $32.0 million, respectively. The impairment charges recorded during 2008 primarily reflect fair value write-downs for the Hearthside Lane project in Corona and Las Colinas project in Lancaster (see above and Note 2 to the consolidated financial statements) of $24.1 million and $5.9 million, respectively, a $3.4 million charge related to our Woodhaven project in Beaumont and a $600,000 impairment for our Alisal project in Ontario. The impairment charges recorded during the first nine months of 2007 relate to the remaining homes at our Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Las Colinas projects. These impairment charges reflect our expectations about selling prices, gross margins, and sales pace for the projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We generated $5.3 million more in gross operating profit before impairment charges from home sales during the nine months ended September 30, 2008 compared with the comparable period of 2007 primarily as a result of delivering 16 homes at Brightwater which generated a 31.2% gross margin and gross operating profit of $6.0 million. The Brightwater gross margin and gross operating profits were partially offset by reduced margins at our inland projects due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Homebuilding gross margin before impairment charges increased to 22.5% for the nine months ended September 30, 2008 compared with 6.0% in the comparable period of 2007 due to the higher gross margin at Brightwater.

The $500,000 increase in interest expense during the first nine months of 2008 compared with the comparable period of 2007 primarily reflects interest incurred on projects which are no longer under construction and, therefore, must be recorded as a period cost.

The $1.4 million increase in other expense, net during the nine months ended September 30, 2008 compared with the comparable period of 2007 primarily reflects an $800,000 loss on an interest rate swap agreement which included $1.0 million of cash payments made under the terms of the agreement partially offset by a $200,000 non-cash fair value adjustment. The interest rate swap agreement was entered into in September 2006 in connection with our Brightwater financing agreements and this swap agreement expired in September 2008.  The increase in other expense, net also reflects a $200,000 decrease in investment income, a $500,000 increase in real estate holding costs due to our inability to capitalize property taxes for inland projects no longer under construction, as well as other items.

Payments Under Contractual Obligations

We have entered into certain contractual obligations to make future payments for items such as loans, project debt, and lease agreements. A summary of the payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods is presented below as of September 30, 2008 (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving loan(a)	$99.3	$99.3	$—	$—	$—
Term loan(a)	131.0	23.1	107.9	—	—
Other project debt(a)	41.3	41.3	—	—	—
Defined benefit retirement plan contributions	1.4	.3	.4	.4	.3
Operating leases	1.1	.3	.7	.1	—
Total	$274.1	$164.3	$109.0	$.5	$.3

(a)                                  Amounts include estimated interest expense which is calculated based on forecasted debt balances and the applicable interest rate at September 30, 2008.

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

Liquidity and Capital Resources

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Nine Months Ended
	September 30,
	2008	2007
Cash and cash equivalents	$7.0	$5.2
Cash used in operating activities	(17.8)	(55.2)
Cash (used in) provided by investing activities	(.3)	1.2
Cash provided by financing activities	.8	48.6

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of September 30, 2008 aggregated $7.0 million.

On September 15, 2006 we entered into the $100 million revolving loan and the $125 million term loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 4 and 5 to the consolidated financial statements. On September 30, 2008, we amended the revolving and term loans to defer $25.0 million of principal payments that were due at the end of 2008 and preserve an additional $75.0 million of borrowing capacity until September 2009 by deferring loan amortization and commitment reductions. These amendments provide greater flexibility to repay the debt and finance construction based on current projections for home sales at Brightwater which better reflect current market conditions and the ongoing economic downturn. In exchange for these amendments we paid fees and related legal and financial advisor costs totaling $3.0 million, which are being amortized over the life of the loans. The commitment reductions for the revolving and term loans are scheduled as follows:

Senior Secured Revolving Loan
	Without Extension		With Extension (1)
Date	Commitment Reduction	Commitment	Commitment Reduction	Commitment
December 31, 2008	$5.0	$95.0	$5.0	$95.0
June 30, 2009	$5.0	$90.0	$5.0	$90.0
September 30, 2009	$90.0	$—	$10.0	$80.0
December 31, 2009	n/a	n/a	$10.0	$70.0
March 31, 2010	n/a	n/a	$10.0	$60.0
June 30, 2010	n/a	n/a	$60.0	$—

(1)          Presuming the Company is in compliance with its covenants at December 31, 2008, which would enable it to exercise its option to extend the current maturity date from September 2009 to June 2010. However, given the current national economic recession and difficult housing market, there can be no assurance that we will be able to meet the December 31, 2008 covenants.

Senior Secured Term Loan
Date	Commitment Reduction	Commitment
December 31, 2008	$10.0	$115.0
June 30, 2009	$5.0	$110.0
September 30, 2009	$5.0	$105.0
December 31, 2009	$15.0	$90.0
March 31, 2010	$15.0	$75.0
June 30, 2010	$10.0	$65.0
September 30, 2010	$15.0	$50.0
December 31, 2010	$12.5	$37.5
March 31, 2011	$12.5	$25.0
June 30, 2011	$12.5	$12.5

As of September 30, 2008, our revolving loan is fully drawn except for $60,000. As of September 30, 2008 and December 31, 2007, $93.9 million and $76.0 million, respectively, was outstanding under the revolving loan. During the first nine months of 2008, we made mandatory repayments of $3.8 million and $5.8 million on the revolving and term loans, respectively, in connection with 16 home deliveries at Brightwater during the period. Outstanding advances on the revolving and term loans bear interest based on the following loan-to-value grids:

Senior Secured Revolving Loan
Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

Senior Secured Term Loan
Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

Two subsidiaries of Hearthside Homes are currently in default on the project debt loan facilities for the Hearthside Lane project in Corona and the Las Colinas project in Lancaster, which loans are both held by IndyMac Federal Bank. The Lancaster loan matured September 30, 2008 and the Corona loan has a current maturity date of January 7, 2009; however, the lender has accelerated this loan and declared it immediately due and payable as a result of our default related to the interest payment due on October 1, 2008. The only other project loan facility relates to the Woodhaven project in Beaumont which is held by Comerica Bank and currently matures in September 2009.

The Corona and Las Colinas loans are nonrecourse to us; however, they are guaranteed by Hearthside Homes. These subsidiaries are attempting to negotiate a consensual resolution of these loans with the lender, IndyMac Federal Bank, which is likely to involve turnover of the properties securing these loans to the lender. As a result, during the third quarter of 2008 we reduced the carrying value of the Hearthside Lane and Las Colinas real estate projects to their estimated fair values (see Note 2 to the consolidated financial statements). After these impairment charges, the related debt exceeds the carrying value of these assets by approximately $18.5 million.  If the Corona property is transferred to IndyMac Federal Bank in full settlement of the Corona loan without further recourse or obligation, we will recognize a substantial gain as a result of debt cancellation. If the gain is equal to the amount that the recorded debt exceeds the carrying value of the assets, the $18.5 million pretax gain would result in a gain of $10.9 million after tax, or $1.00 per share. However, there can be no assurance that IndyMac Federal Bank will agree to a consensual resolution of these loans.

During October 2008, one additional home closed at the Las Colinas project in Lancaster resulting in an additional repayment of approximately $300,000. Three additional homes are currently in escrow and are expected to close during the fourth quarter of 2008, which would result in repayments of approximately $990,000 and reduce the loan balance to approximately $2.6 million. We are continuing our efforts to sell the two remaining completed homes.

We are utilizing internally generated cash and joint venture contributions to fund the Oxnard land development project. During the three months ended September 30, 2008, we made aggregate additional capital contributions of approximately $100,000 to the Oxnard joint venture, bringing our total investment in the venture to $3.2 million (see Note 9 to the consolidated financial statements). In addition, as of September 30, 2008, we have incurred capitalized overhead costs of approximately $700,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $3.9 million. During the remaining three months of 2008, we expect to make additional aggregate capital contributions of approximately $100,000.

As with many other homebuilders, we constantly evaluate potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. There can be no assurance that we will be successful in any of these endeavors. The current national credit market crisis presents uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations.

As discussed above, we are pursuing and evaluating various financing alternatives. We believe that the funds available to us under our revolving and term loans (as amended in September 2008), along with our option to extend the revolving loan maturity to June 2010 which we currently expect to be able to exercise, together with our cash and cash equivalents and future real estate sales proceeds will be sufficient to meet anticipated operating and capital investment requirements and project development costs for Brightwater, the Oxnard land development project, and general and administrative expenses, for at least the next 12 months.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of September 30, 2008, we have no consolidated land option deposits. However, our unconsolidated Oxnard joint venture does have land deposits of $2.5 million.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

September 30, 2008 Compared with December 31, 2007

Cash used in operating activities of $17.8 million for the first nine months of 2008 primarily reflects investments in Brightwater of $29.2 million, which were partially offset by net proceeds of $18.7 million generated by 16 deliveries at Brightwater and $7.2 million of net cash flow generated by our inland projects ($9.7 million generated from deliveries of 24 homes less $2.5 million of project investments).

Our primary sources of cash during the first nine months of 2008 were $28.4 million of proceeds from sales of real estate inventories and $17.9 million of net borrowings from our revolving loan. Our primary uses of cash during the first nine months of 2008 include $29.2 million of investments in Brightwater, $7.9 million of net repayments of other project debt and $5.8 million of net repayments of our term loan.

The $9.4 million increase in deferred tax assets primarily reflects deferred tax benefits for additional net operating losses generated during the first nine months of 2008, partially offset by a valuation reserve of $4.5 million recorded during the three months ended September 30, 2008.

The $3.5 million increase in other assets primarily reflects deferred financing costs and related professional fees.

The $7.2 million decrease in accounts payable and accrued liabilities primarily reflects reductions in accounts payable related to payments of project construction costs due to the declining level of construction activity at our inland projects and the substantial completion of land development and model home construction at Brightwater.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of September 30, 2008, we have no consolidated land option deposits and no third party guarantees.

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

Our investment in unconsolidated joint ventures totaled $3.2 million and $2.7 million at September 30, 2008 and December 31, 2007. These joint ventures had total assets of $9.1 million and $9.7 million as of September 30, 2008 and December 31, 2007, respectively, which included land deposits of $2.5 million for both periods. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of September 30, 2008, we provide no guarantees on debt of unconsolidated joint ventures.

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of September 30, 2008, we had no consolidated deposits with VIEs.

Impact of Inflation, Changing Prices and Economic Conditions

Real estate and residential housing prices are affected by a number of factors, including but not limited to uncertainty by potential homebuyers in the stability of the United States and global economy, inflation or deflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Uncertainty in the stability of the national economy and significant volatility in the banking system and financial markets can, and has, caused potential homebuyers to refrain from committing to make significant purchases, including the purchase of new homes. In the event the volatility in the banking system and financial markets continues to remain high and the national economy does not stabilize in the near term, our ability to sell new homes to potential homebuyers can be impacted negatively.

The long-term impact of inflation may affect us through increased costs for land, land development, construction and overhead, as well as in increased sales prices of our homes. Our land acquisition costs are generally fixed, therefore, increases or decreases in the sales prices of homes will affect our profits. The sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home. Therefore, if we sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins, unless these increased costs are recovered through higher sales prices.

Also, deflation can cause the market value of our land and constructed homes to decline which could negatively impact our results of operations. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower gross margins on home sales. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in competition and the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in backlog, and have had a significant negative impact on our results of operations and gross margins on home sales in our inland markets. Additionally, through September 30, 2008 we saw significant increases in energy costs, as well as other inflationary pressures, all contributing to an overall weaker economic environment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of September 30, 2008, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $2.5 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap, which expired in September 2008, used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the three months ended September 30, 2008. We do not enter into or hold derivatives for trading or speculative purposes.

Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminated September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the interest rate swap agreement represents the spread between the interest rate we would pay and the interest rate we would receive over the remaining life of the agreement which are considered level 2 inputs under SFAS 157. The non-cash change in fair value of the interest rate swap agreement during the three and nine months ended September 30, 2008 was an approximately $400,000 and $200,000 increase, respectively, and was included in other expense, net in our consolidated statements of operations and in accounts payable and accrued liabilities in our consolidated balance sheets. In addition, we recorded $400,000 and $1.0 million of expense for cash payments made under the terms of the interest rate swap agreement during the three and nine months ended September 30, 2008, respectively, due to declining interest rates during the periods. The counterparties to the interest rate swap agreement are financial institutions.

You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements.”

Item 4.  Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Notes 7 and 9 to the consolidated financial statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.  Risk Factors.

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

Except as set forth below, there has been no material change in our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007.

The homebuilding industry is undergoing a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity and results of operations.

 The homebuilding and mortgage lending industries are continuing to experience a significant and sustained downturn, which negatively impacted our financial and operating results during the three and nine months ended September 30, 2008. Unprecedented levels of national concern over instability in the credit markets, along with growing concerns over the likelihood of a recession, have exacerbated the decline in demand for new homes. The conditions experienced during 2008 include, among other things: reduced consumer confidence; significant concerns over the impact of higher-risk mortgage loan products on the banking system and financial markets; reduced availability and higher costs of mortgage loan financing; fluctuating energy costs; the absence of home price stability; and continued declines in the value of new homes.

If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens further and recession concerns continue or increase, we could continue to experience declines in the market value and demand for our homes, which could have a significant negative impact on our gross margins from home sales and financial and operational results.

We believe the principal factors that have caused this downturn include each of the following, the impact of which varies between our inland and coastal projects:

•  declining homebuyer demand due to lower consumer confidence in the residential real estate market and an inability of many homebuyers to sell their existing homes;

•  increased inventory of new and existing homes for sale, including the impact of increases in residential foreclosures;

•  reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions;

•  decreased affordability of housing as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers; and

•  pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

These conditions have led to, among other things, substantial land-related impairments. As a result, our homebuilding operations at our inland projects incurred substantial losses and may continue to do so. Any worsening in market conditions in the homebuilding industry could have a further material adverse effect on our business and results of operations.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations and may adversely affect our financial condition.

We have a significant amount of debt.

•  as of September 30, 2008, the aggregate outstanding debt under our term and revolving loan agreements was $210 million; and

•  our debt service payments for the nine-month period ended September 30, 2008, which include interest incurred (not including principal and interest on non-recourse debt of our subsidiaries), were $18.2 million.

In addition, we had substantial contractual commitments and contingent obligations, including approximately $26.0 million of performance bonds as of September 30, 2008.

Our significant amount of debt could have important consequences. For example, it could:

•  require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•  limit our flexibility in planning for, or reacting to, changes in our business;

 •  place us at a competitive disadvantage because we have more debt than some of our competitors; and

•  make us more vulnerable to downturns in our business and general economic conditions.

Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our loan agreements bear interest at floating rates. A higher interest rate on our debt service obligations could result in lower earnings.

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our loan agreements in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may also need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

Restrictive covenants in our debt instruments may restrict our ability to operate, and, if our financial performance worsens, we may not be able to maintain compliance with the financial covenants of our debt instruments.

Our loan agreements impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions, including paying stock dividends, capital stock repurchases, and investments by us and certain of our subsidiaries. The covenants in our loan agreements also include a borrowing base covenant, maximum leverage and loan-to-value covenants and covenants requiring minimum interest coverage ratio and minimum liquidity as of the last day of each fiscal quarter. Continued reductions in level of home deliveries, additional impairment charges and other financial performance factors may negatively impact our ability to comply with our financial covenants; and there can be no assurance that we will not violate the financial or other covenants under our loan agreements in the future or that the amount available under our revolving credit line will not be reduced.

If we fail to comply with any of the restrictions or covenants of our loan agreements, and are unable to obtain an amendment or a waiver, or make timely payments on these loans, the lenders could cause our debt to become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default on these loan agreements, we may be prohibited from drawing additional funds under the revolving loan, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on our solvency. In the event we were to amend our loan agreements, such amendments could result in lower available commitment amounts and less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our loan agreements, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above.

Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations.

There can be no assurance that we will be able to meet our amended covenants, payment schedules or our other requirements in our revolving loan and term loan credit facilities as amended on September 30, 2008 if slowing market conditions worsen. If we are unable to comply with or meet any one or more of our obligations under these loans, we could be precluded from incurring additional borrowings and, in the event of default, our obligation to repay indebtedness outstanding under these loans could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

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

In addition, the Housing and Economic Recovery Act of 2008 prohibits, as of October 15, 2008, seller funded down payment assistance programs. As a result of these trends, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes has been adversely affected, which has adversely affected our operating results. These conditions may continue or worsen.

We may be unable to obtain suitable bonding for the development of our communities.

We provide bonds to governmental authorities and others to ensure the completion of our projects. Our ability to obtain surety bonds primarily depends upon our past performance, capitalization, working capital, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions, surety bond capacity has decreased and providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be impacted adversely.

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

We currently have a substantial amount of net operating loss carryforwards and, based on recent impairments and our current financial performance, we may generate net operating loss carryforwards for the year ending December 31, 2008, and possibly future years.

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

Other risks.

For a more complete discussion of other risk factors that affect our business, see “Risk Factors” in our Form 10-K for the year ended December 31, 2007, which include the following:

•  Our strategies in responding to the adverse conditions in the homebuilding industry may not be successful.

•  Market conditions in mortgage industries deteriorated significantly in 2007, which adversely affected the availability of credit for home purchasers, reduced the number of potential mortgage customers. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our homes and thereby reduce our sales.

•  We have incurred a significant amount of debt, and we may incur significant additional debt, which could prevent us from fulfilling our obligations and harm our financial health.

•  Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

•  Our homebuilding operations lack geographic diversification.

•  Our business is cyclical and downward changes in economic conditions generally or in the market regions where we operate could further decrease demand and pricing for new homes in these areas.

•  Inflation may result in increased costs that we may not be able to recoup if demand declines.

•  Severe weather conditions and natural disasters could delay deliveries, increase costs and decrease demand for new homes in affected areas.

•  When mortgage-financing costs are high, or as credit quality declines, customers may be unwilling or unable to purchase our homes.

•  Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable, if new home prices decline, interest rates increase or there is a downturn in the economy.

•  Competition for homebuyers, labor and materials could reduce our deliveries or decrease our profitability.

•  Slow or no growth initiatives have been or may be adopted in regions where we operate, which could adversely affect our ability to build or timely build in these areas.

•  We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, and compliance with federal, state and local regulations related to our business could have substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding projects.

•  Changing market conditions may adversely impact our ability to sell homes at expected prices, which could reduce our margins.

•  Home prices and sales activity in the particular markets and regions in which we do business impact our results of operations because our business is concentrated in these markets.

•  Product liability litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

•  We could be hurt by the loss of key management personnel.

•  An earthquake or other natural disaster, terrorist act or nuclear accident could adversely affect our business.

•  Quarterly results may fluctuate and may not be indicative of future quarterly performance.

•  If any taxing authorities are successful in asserting tax positions that are contrary to our positions, our income tax provision and other tax reserves may be insufficient.

•  Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.

•  Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

•  Insurance coverages and terms and conditions.

•  Our failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and the price of our common stock.

Item 2.  Not Applicable.

Item 3.  Defaults Upon Senior Securities.

As disclosed in the consolidated financial statements and above, Hearthside Homes, Inc. and one of its subsidiaries received a notice of financial covenant default from IndyMac Bank in June 2008 relating to the $30.1 million outstanding under a $54.5 million loan facility for the Hellman-Corona inland development project.  The loan facility is guaranteed by Hearthside Homes but is nonrecourse to our company. The noticed default related to the failure to meet specified absorption rate and home closing requirements. As a consequence of these defaults, IndyMac Bank informed our subsidiaries that no further borrowings under the loan facility would be permitted until the defaults are cured.  In addition, commencing in October 2008 the subsidiary has ceased to make interest payments due under this loan. As of the date of this quarterly report on Form 10-Q principal in the amount of $29.7 million was in default, and interest in the amount of $180,000 was in arrears.

Hearthside Homes, Inc. and one of its subsidiaries expect to receive notices of default with respect to outstanding principal and interest payments under a $14.0 million loan facility for the Lancaster and inland development project. The loan facility is guaranteed by Hearthside Homes, Inc. but is nonrecourse to our company. As of the date of this Quarterly Report on Form 10-Q, principal in the amount of $3.9 million was in default and interest in the amount of $24,000 was in arrears.

Item 4.  Not Applicable.

Item 5.  Other Information.

On October 16, 2008, Thomas W. Sabin, Jr., our Chairman of the Board resigned from that post and as a director of our company due to the time commitments required by a new business venture that he is pursuing.  Phillip R. Burnaman II, one of our existing directors and the chairman of our audit committee, has been appointed to succeed Mr. Sabin as Chairman of the Board.

As a result of Mr. Sabin’s departure we are not presently in compliance with the Nasdaq Stock Market Rule that requires our audit committee to be comprised of at least three independent directors.  We intend to appoint a third independent director to our audit committee prior to the date of our next annual meeting of stockholders, presently expected to occur in May of 2009, which is within the cure period provided by Nasdaq.

Item 6.  Exhibits.

10.12(b)	Third Amendment to Senior Secured Term Loan Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 30, 2008.
10.13(b)	Third Amendment to Senior Secured Revolving Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2008.
31.1	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.*

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

Date: November 10, 2008	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer