Form 10-K
period 2008-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2009-03-26
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Ruleb 405 of the Securities Act. YES ☐    NO ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant (shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances) was $12,351,668 as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) based upon 3,233,421 shares of common stock held by such non-affiliates and the $3.82 closing price of the registrant's common stock on the NASDAQ Stock Market LLC reported for June 30, 2008.

         The number of shares of Common Stock outstanding as of March 16, 2009 was 10,995,902.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

INDEX

PART I

Item 1.    Business

Overview of California Coastal Communities, Inc. and Recent Industry Events.

        We are a residential land development and homebuilding company with properties owned or controlled primarily in Orange County, California and also in two other Southern California counties (Los Angeles and Riverside). Our primary asset is a 356-home luxury coastal community known as Brightwater. Our principal activities include:

  •
  obtaining zoning and other entitlements for land we own;

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

        During 2008, the financial crisis and economic recession further exacerbated the existing downturn in the homebuilding market and resulted in additional downward pressure on home sales and asset values. Based on statistics from the Mortgage Bankers Association, processed foreclosures reached approximately 1.4 million in the last quarter of 2008 as compared to an average of about 500,000 per quarter during 2000-2007. These record-high foreclosure rates intensified competition for homebuyers in an already saturated marketplace with the influx of existing homes inventory, coupled with the reduced availability of mortgage financing resulting from the turmoil in the financial industry. Concern about the state of the economy and the job market further deteriorated consumer confidence, as unemployment rates rose in almost all of the metropolitan areas tracked by the U.S. Department of Labor, ending 2008 with a national average of 6.5% as compared to 4.5% in the prior year. The unemployment rate in California reached 8.7% at the end of 2008 compared with 5.9% in the prior year. We believe that the tepid demand we are experiencing reflects homebuyers' reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom and economic conditions have stabilized. We believe the current conditions could continue, and potentially worsen during 2009 and perhaps beyond, and we expect that our operations will remain depressed until the homebuilding industry and economy as a whole begin to rebound.

        During the year, we successfully modified the terms for our term loan and revolving loan which are secured by our Brightwater project and completed a sale-leaseback transaction for 17 Brightwater model homes for $22.5 million in cash plus future consideration, which has provided us with greater operating flexibility. In view of the continuing significant economic downturn in the housing market, we currently expect that during the next 12 months our new home construction will be limited primarily to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and that our operations in other markets will focus on the sale of standing inventory and resolution of certain existing project loans.

        During 2009, our primary goals will be to:

  •
  continue selling and delivering homes at Brightwater;

  •
  continue evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital;

  •
  continue reducing standing inventories and thereby maximize deliveries and revenues at our other homebuilding projects in Los Angeles and Riverside counties; and

  •
  pursue consensual resolution of loan defaults on nonperforming inland development projects.

        There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

        Our total revenues for the years ended December 31, 2008, 2007, and 2006 were $46.0 million, $47.0 million, and $95.7 million, respectively. For the years ended December 31, 2008, 2007, and 2006 we delivered 55, 77, and 147, homes, respectively. Our total assets as of December 31, 2008 and 2007 were $312.5 million and $367.6 million, respectively, with Brightwater constituting $238.5 million (76% of total assets) and $219.9 million (60% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,100 homes to families throughout Southern California since its formation in 1994.

        Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described below in Notes 6 and 7 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006, as described in Note 13 to the Consolidated Financial Statements. As of December 31, 2008, we had $243.2 million of debt against $55.5 million of book equity.

        We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our website address is http://www.californiacoastalcommunities.com and our telephone number is (949) 250-7700. Through our website we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. In addition, at our website: http://www.californiacoastalcommunities.com, we post copies of our Securities and Exchange Commission filings and press releases, as well as current versions of our code of ethics, audit committee charter and nominating committee charter.

Our Current and Future Homesites

        We currently have on-going Southern California homebuilding projects in:

  •
  Orange County in the Huntington Beach area;

  •
  Riverside County in the City of Corona and in the City of Beaumont; and

  •
  Northern Los Angeles County in the City of Lancaster.

        The following chart describes our current projects, their location and our lot and standing home inventories as of December 31, 2008:

Project	Location	Models(a)	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	1	2	44	51
The Sands	Huntington Beach	4	1	1	62	68
The Cliffs	Huntington Beach	4	1	1	95	101
The Breakers	Huntington Beach	5	4	2	93	104

Subtotal—Orange County		17	7	6	294	324

Inland Empire/Lancaster:
Hearthside Lane	Corona	5	—	2	134	141
Woodhaven	Beaumont	4	1	4	62	71
Las Colinas	Lancaster	—	—	2	54	56
Other unimproved lots	Lancaster	—	—	—	73	73

Subtotal—Inland Empire/Lancaster		9	1	8	323	341

Total—All Projects		26	8	14	617	665

(a)
While we sold our 17 Brightwater models to an independent third-party investor on December 31, 2008, the transaction is accounted for as a financing and therefore those homes are included in our home inventories.

        As of December 31, 2008, we had standing inventory of 14 homes, including six homes at Brightwater and eight homes at our inland projects. During the year ended December 31, 2008, net new orders decreased to 58 homes compared with 65 homes during 2007, primarily due to reduced sales activity at our inland communities. Cancellations as a percentage of new orders were 27% during the year ended December 31, 2008 (19% at Brightwater and 33% at our inland projects), compared with approximately 30% during 2007. Backlog as of December 31, 2008 increased to eight homes compared with five homes as of December 31, 2007 primarily due to sales activity at our Brightwater project.

Brightwater at Bolsa Chica

        Brightwater is our coastal Orange County residential community, located on the 110-acre Bolsa Chica mesa in the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater was recently annexed into the City of Huntington Beach. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean, Huntington Harbor and the recently restored 1,300-acre Bolsa Chica Wetlands, 62 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views.

        Brightwater is the largest property in our portfolio, representing approximately 91% of our real estate inventories as of December 31, 2008. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

        We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007 and held a grand opening in August 2007 and delivered the first nine homes in December 2007. We delivered 12 and nine homes at The Trails and The Sands during the years ended December 31, 2008 and 2007, respectively, and generated $12.3 million and $11.0 million in revenue, respectively. We generated gross operating margins of 28.6% and 33.6% for The Trails and The Sands during 2008 and 2007, respectively. Homes at The Trails and The Sands are presently being offered at prices ranging from $798,000 to $1.1 million. As of March 16, 2009, two homes are in escrow at The Trails and The Sands.

        During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods on March 15, 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008 and delivered 11 of these homes during the year ended December 31, 2008. We generated $21.0 million in revenue and generated gross operating margins of 35.1% for The Cliffs and The Breakers in 2008. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.5 to $3.3 million for 2,724 to 4,339 square foot homes. As of March 16, 2009, four homes are in escrow at The Cliffs and The Breakers.

        Key facts and assumptions regarding the Brightwater development project include the following:

  •
  Brightwater is expected to consist of 356 homes, including 106 homes at The Breakers, 109 homes at The Cliffs, 79 homes at The Sands and 62 homes at The Trails.

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

  •
  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $125 to $145 per square foot.

  •
  Indirect costs are expected to approximate 6% of sales revenues.

  •
  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 25% to 35% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 32% to 36%, while gross margins at The Trails and The Sands are currently expected to approximate 25% to 29%.

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

Oxnard Land Development - Unconsolidated Joint Venture - Full Impairment Charges

        We are evaluating the feasibility of continuing the entitlement project for 168 acres of land adjacent to the City of Oxnard in Ventura County, California through a joint venture that our Hearthside Homes, Inc. homebuilding subsidiary entered into in October 2003 with a major financial partner.

        The joint venture is attempting to renegotiate the land purchase option contracts to reflect current economic conditions and expectations for a prolonged period required for the Oxnard housing market to recover to a level that would support the land purchase price stipulated in the option agreements. If the land sellers do not agree to revised terms for the option agreements that are acceptable to the joint venture, it will not exercise further extension options which would have the effect of abandoning the project. Given the uncertainty over the ultimate outcome of these negotiations, we have taken impairment charges for our entire $4.6 million investment in the project.

        As of December 31, 2008, our aggregate capital contributions were $2.5 million and our total investment in the Oxnard joint venture was $3.3 million. In addition, as of December 31, 2008, we have incurred capitalized overhead costs of approximately $800,000 for the project which are unreimbursed by the venture, bringing our total investment in the project to $4.1 million. As of December 31, 2008, the non-managing member's aggregate capital contributions to the joint venture were $6.5 million.

        During the year ended December 31, 2008, we recorded an investment loss of $4.6 million related to our investment in the joint venture which reflects our $3.3 million investment in the venture, $800,000 of unreimbursed project costs, and $500,000 of deferred capital contributions that are payable to the non-managing member upon dissolution of the joint venture. The resulting loss allocation upon closing out the venture will be 66% to the non-managing member and 34% to us.

Homebuilding

        Our homebuilding operations include active projects in the Huntington Beach, the Inland Empire (Beaumont), and Lancaster areas of Southern California. We delivered 55 homes during 2008, compared with 77 deliveries in 2007. We acquired no single-family residential lots during 2008, 2007 or 2006 and we have no contracts to acquire land or lots.

        During 2008, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have reduced sales prices and offered incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales. In addition, during the third quarter of 2008 we began selling the existing model homes at our Las Colinas project in Lancaster and will defer any further development of that project.

        We recorded non-cash asset impairment charges of $35.0 million for our inland projects during 2008, compared with $32.0 million of asset impairment charges recorded during 2007. The impairment charges reflect our expectations about home prices, sales pace, sales and marketing costs, infrastructure and homebuilding costs and financing costs for our inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

        In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will primarily be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, with limited or no new construction. In some inland markets, we may determine to sell additional existing model homes and re-open the projects when the market demonstrates improved sales levels. Our management has concluded that this strategy is necessary under the prevailing market conditions and may allow us to market the inland properties at some future time when market conditions may have improved.

        Our homebuilding projects are described below:

							Deliveries
		Land Acquisition	Commenced Construction		Commenced Sales
	Location						2008	2007	2006
Brightwater
The Trails	Huntington Beach	1970	2006		2007	(a)	6	5	—
The Sands	Huntington Beach	1970	2006		2007	(a)	6	4	—
The Cliffs	Huntington Beach	1970	2006		2008	(b)	6	—	—
The Breakers	Huntington Beach	1970	2006		2008	(b)	5	—	—

		Total Brightwater					23	9	—

Inland Empire/Lancaster
Completed Projects	Various	n/a	n/a		n/a		—	6	21
Chandler Ranch	North Corona	2004	2005		2005		4	21	58
Alisal at Ontario	Ontario	2005	2005		2006		8	9	9
Woodhaven	Beaumont	2005	2005		2006		6	10	15
Hearthside Lane	Corona	2005	2005		2007		7	3	—
Alisal at Lancaster	Lancaster	2004	2004		2005		1	7	41
Las Colinas	Lancaster	2005	2006		2006		6	12	3
Future Community	Lancaster	2005	—	(c)	—	(c)	—	—	—

		Total Inland Empire/Lancaster					32	68	147

			Total Deliveries				55	77	147

(a)
Commenced in August 2007.

(b)
Commenced in February 2008.

(c)
To be determined subject to market conditions.

        Huntington Beach.    We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes to homebuyers who previously registered on our priority list in February 2008. We held a grand opening for The Cliffs and The Breakers on March 15, 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered three additional homes at an average price of $2.1 million through March 16, 2009. As of March 16, 2009, six Brightwater homes (including four homes with wetland and ocean views) are in escrow at an average price of $2.1 million, or approximately $690 per square foot, and 18 additional homes are completed or under construction and have been released for sale.

        Corona.    We acquired 83 lots in North Corona known as Chandler Ranch in May 2004. Following construction of infrastructure, during April 2005 we began construction of homes averaging 3,160 square feet. We opened for sales during the third quarter of 2005 and delivered 58 homes during 2006 at an average price of $600,000. We delivered 21 homes during 2007 at an average price of $511,000 and the final four homes during 2008 at an average price of $434,000.

        During April 2005, we acquired 151 additional lots in Corona known as Hearthside Lane. Following construction of infrastructure, construction of five model homes averaging 3,600 square feet on lots of approximately 7,200 square feet began during the fourth quarter of 2006. These models were completed during April 2007, and we opened for sales during the second quarter of 2007. We delivered three homes at an average price of $545,000 during 2007 and seven homes at an average price of $454,000 during 2008. As of March 16, 2009, five model homes and two production homes are completed and available for sale.

        The subsidiary which owns the Hearthside Lane property is currently in default on the $29.2 million project loan which matured in January 2009. The loan is non-recourse to California Coastal Communities, Inc.; however, the subsidiary's parent, Hearthside Homes, Inc. guaranteed payment of the debt. As of December 31, 2008, Hearthside Homes had a negative net worth of approximately $64.0 million. On December 22, 2008, the lender, IndyMac Federal Bank, sold the loan to a third party investor. The sale of the loan did not alter any of the terms and conditions of the loan. In January 2009, the Hearthside Homes subsidiary received a notice of event of default from the new lender. Hearthside Homes' subsidiary is attempting to negotiate a consensual resolution of the loan default with the new lender which will involve turning over the property securing the loan to the lender. During the third quarter of 2008, we reduced the carrying value of the Hearthside Lane real estate project to its estimated fair value at that time of $8.6 million. As of December 31, 2008, following delivery of an additional home, the carrying value of the project was $8.2 million. If the Hearthside Lane property is transferred to the lender in full settlement of the loan, without further recourse or obligation, we will recognize a substantial gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

        Beaumont.    We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and six homes during 2008 at an average price of $269,000. We delivered one additional home during January 2009 at a price of $282,000. As of March 16, 2009, one home is in escrow at a price of $240,000 and three additional homes are completed and available for sale.

        Lancaster.    In April 2005, we acquired 73 unentitled lots in the City of Lancaster in northern Los Angeles County through a subsidiary of Hearthside Homes, Inc. We have deferred the construction start for this 73-unit project, which has no recorded loan, until sales activity in the market has improved. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

        In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and average 3,640 square feet. Construction of models began in May 2006 and we opened for sales during July 2006. We delivered three homes at an average price of $537,000 during 2006 and 12 homes during 2007 at an average price of $427,000. During 2008, we delivered six homes at an average price of $330,000. We delivered one additional home during January 2009 at a price of $330,000. As of March 16, 2009, the final model is available for sale. A subsidiary of Hearthside Homes, Inc. is currently in default on the $2.7 million loan facility secured by this project and is attempting to negotiate a consensual resolution of the loan default with the lender, IndyMac Federal Bank, which could involve turning over the property securing the loan to the lender. As a result, during the third quarter of 2008 we reduced the carrying value of the Las Colinas real estate project to its estimated fair value at that time of $4.9 million. As of December 31, 2008, following the delivery of four additional homes and an additional reserve of $900,000, the estimated fair value of the project was $2.9 million. The loan is non-recourse to California Coastal Communities, Inc.; however, the subsidiary's parent, Hearthside Homes, Inc. guaranteed payment of the debt. There can be no assurance that the lender will agree to a consensual resolution.

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

        In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will be limited to our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, with limited or no new construction.

Sales and Marketing

        We typically build, furnish and landscape model homes for each residential project and maintain on-site sales offices, which are usually open seven days a week once a project fully opens. We generally sell all of our homes through our sales representatives working from the sales offices located at the model homes used in each subdivision. When appropriate, we also use cooperative brokers to sell our homes. We conduct preliminary research concerning the credit status of each potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an "earnest money deposit" usually approximately $4,000 at our inland projects and ranging from $35,000 to $70,000 at Brightwater and complete a purchase contract for the purchase of their home. We attempt to keep our contract cancellation rate low by pre-qualifying prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process in exchange for additional deposits. We provide flooring and other amenities and upgrades to our homebuyers through the various vendors with which we contract. When home purchase contracts are canceled, we retain the deposits of non-contingent buyers and seek to identify alternative homebuyers.

        We make extensive use of advertising and promotional resources, including our website, newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because our projects are often within a multi-builder community, we are able to participate in community-wide advertising that highlights all of the projects within the same community.

        During 2008, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. Therefore, we have continued to reduce sales prices and offer incentives for all of our homes in these markets in order to reduce standing inventory and remain competitive during this continuing significant economic downturn in the housing market.

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

        Our backlog at December 31, 2008 was eight homes compared with five homes in backlog at year-end 2007 and 17 homes at December 31, 2006. Seven of the eight homes in backlog at December 31, 2008 are in our Brightwater community. The decline in the number of homes in backlog since 2006 reflects the continuing significant slowdown in sales contracts, particularly in our inland and Lancaster markets, as a result of an overall softening of the housing market and lack of consumer confidence in the economy. The aggregate sales value of our backlog was $17.0 million at December 31, 2008, compared with $3.0 million at December 31, 2007. Our backlog ratio was 75.0% for the fourth quarter of 2008 and 146.4% for the fourth quarter of 2007. Backlog ratio is defined as unit deliveries as a percentage of beginning backlog for the quarter. Approximately 27% of our deliveries in 2008 occurred in the fourth quarter, compared with 53% during the fourth quarter of 2007 due to a reduced number of active communities at the end of 2008, and a reduced sales pace during the fourth quarter following the heightened turmoil in the financial markets.

Competition

        The homebuilding industry is highly competitive and fragmented. Except for Huntington Beach, where there are very limited opportunities to build new home communities, we do not have a significant market presence in any of the geographic areas where we are currently building homes or where we expect to build homes in the future. Most of our competitors have substantially greater financial resources than we do, and they have much larger staffs and marketing organizations. However, we believe we compete effectively in our existing markets as a result of our product design, development expertise, and our reputation as a producer of quality homes. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor.

Mortgage Company Services

        We offer mortgage services to our homebuyers through cooperative relationships with experienced loan agents who identify appropriate lenders for our buyers.

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

        We have expended and may continue to expend significant financial and managerial resources for compliance with environmental regulations and local permitting requirements. Although we believe our operations are generally in compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. We do not believe that such costs will have a material adverse effect on our business, financial condition or results of operations. The currently identifiable risks and uncertainties regarding other matters are discussed below in Item 3. Legal Proceedings and in Notes 9 and 11 to the Consolidated Financial Statements.

Corporate Indemnification Matters

        We, and our predecessor and affiliated companies, have disposed of numerous assets and businesses since 1986. Most of these dispositions have involved businesses that are unrelated to our current operations. By operation of law or contractual indemnity provisions, we may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for these liabilities. A portion of these liabilities is supported by insurance or by indemnities from certain of our previously affiliated companies. We believe our balance sheet reflects adequate reserves for these matters. More information on our contingent indemnity and environmental obligations is described below in Item 3. Legal Proceedings and Note 9 to the Consolidated Financial Statements.

Employees

        As of March 16, 2009 we and our subsidiary companies had 38 full-time employees. We believe that our relations with our employees are good. No employees are represented by a collective bargaining agreement.

Seasonality

        The rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We have typically delivered a greater percentage of homes in the second half of the fiscal year compared with the first half due in part to the timing of land acquisitions and the ensuing course of development and construction required prior to delivering homes. Historically, the number of homes sold during the spring and summer months is typically greater than other periods during the year, and new home deliveries trail orders for new homes by up to six months. As a result, our revenues and operating earnings from sales of homes have been significantly higher in the second half of our fiscal year in prior years. In 2008, approximately 58% of our deliveries occurred during the second half of the year compared with approximately 69% during

2007. During 2008 we delivered a greater percentage of homes in the first half of the year due to the opening of sales at Brightwater in December 2007 and subsequent deliveries in the first half of 2008. In addition, sales pace declined throughout 2008 and dropped off sharply during the fourth quarter, as affected by negative national economic news.

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

  •
  information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion;

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

  •
  stock market valuations.

        Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis; inflation and recession; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes and declining home prices, among other things; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

        The homebuilding and mortgage lending industries are continuing to experience a significant and sustained downturn, which negatively impacted our financial and operating results during the years ended December 31, 2008 and 2007. Unprecedented levels of national concern over instability in the credit markets, along with growing concerns over the current recession and rising levels of unemployment, have exacerbated the decline in demand for new homes. The conditions experienced during 2008 include, among other things: reduced consumer confidence; significant concerns over the impact of higher-risk mortgage loan products on the banking system and financial markets; reduced availability and higher costs of mortgage loan financing; fluctuating energy costs; the absence of home price stability; and continued declines in the value of new homes. All of these factors, in an economy that is now in recession, have contributed to the significant decline in the demand for new homes. Moreover, the government's legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have only recently begun. It is unclear whether these measures will effectively stabilize home prices and values or restore consumer confidence and increase demand in the homebuilding industry.

        As a result of these conditions we experienced both lower overall sales compared to prior years and downward pressure on our selling prices and margins in 2008, as competition increased the need for sales incentives. In addition, during 2008 we recorded $35.0 million of impairments to our real estate inventories in Southern California due to challenging market conditions. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which could lead to further write-offs for land impairments.

        If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens further as the recession continues or intensifies, we could continue to experience declines in the market value and demand for our homes, which could have a significant negative impact on our gross margins from home sales and financial and operational results. Also, the prices of land and new homes, and the stock prices of companies like ours that build new homes, may decline further if the demand for new homes continues to weaken. A decline in the prices for new homes has had and would continue to have an adverse effect on our homebuilding business, in particular on our revenues and margins. A further decline in our stock price could also make financing or raising capital more difficult and expensive.

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

  •
  decreased affordability of housing as a result of tightened credit standards for homebuyers; and

  •
  pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

        While we experienced an increase in the average selling price of new homes sold and in our margins in 2008 and 2007 relative to prior years due to the impact of new product offerings at Brightwater, we, like many other homebuilders, experienced a large drop in net orders reflecting the impact of this difficult environment. These conditions have led to, among other things, substantial land-related impairments at our inland projects which generated operating losses. As a result, our homebuilding operations at our inland projects incurred substantial losses and may continue to do so. Any worsening in market conditions in the homebuilding industry could have a further material adverse effect on our business and results of operations. We can provide no assurances that the homebuilding market will improve in the near future. In fact, we expect the downturn in the market to continue, if not worsen, at least through the first half of 2009 and possibly beyond, which will have an adverse effect on our business and our results of operations.

Our strategies in responding to the adverse conditions in the homebuilding industry may not be successful.

        While we continue to monitor and modify our strategies in responding to the current economic environment, the effectiveness of these strategies in future reporting periods is unknown. To the extent they are not successful, our financial and operating results may be adversely impacted. We have experienced significantly reduced gross operating profit levels and have incurred significant asset impairment charges in 2008 for inland projects. These caused the net loss we recognized in 2008. Also, in 2008, notwithstanding our sales strategies, we continued to experience significant reductions in sales volume. We believe that the volatile cancellation rates largely reflected a decrease in homebuyer confidence based on sustained home price declines, increased offerings of sales incentives in the marketplace for both new and existing homes and generally poor economic conditions, all of which prompted homebuyers to forgo or delay home purchases. The more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to lower demand for new homes and higher cancellations. Many of these factors affecting new orders and cancellation rates are beyond our control. It is uncertain how long these factors, and the reduced sales levels and volatility in cancellations we have experienced will continue. To the extent that they do, we expect that they will have a negative effect on our business and our results of operations.

Market conditions in mortgage industries deteriorated significantly in 2008, which adversely affected the availability of credit for home purchasers, reduced the number of potential mortgage customers. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our homes and thereby reduce our sales.

        During 2008, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, rising defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications make it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. In general, these developments have resulted in a reduction in demand for the homes we sell and have delayed any general improvement in the housing market. These reductions in demand have had, and are expected to continue to have, a materially adverse effect on our business and results of operations in 2009.

We have incurred a significant amount of debt, and we may incur significant additional debt, which could prevent us from fulfilling our obligations and harm our financial health.

        As of December 31, 2008, our total consolidated liabilities were $257.0 million. In addition, subject to the restrictions in our credit facilities, we may incur significant additional indebtedness. There is no guarantee that additional borrowings would be available to us. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

        Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to fund our liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

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

        As a result of the sustained downturn in the homebuilding industry and the impairment charges we recorded during 2008, we amended our credit facilities in September 2008 to provide for an option to extend the maturity of our senior secured revolving loan, to reschedule payments and to modify financial and other covenants in order to accommodate our anticipated operating results during the balance of 2008 and into 2009.

        As of March 16, 2009, our credit facilities now require us to make $28.9 million in aggregate principal repayments during 2009. In order to make these payments out of cash flow from operations, we are striving to deliver a minimum of approximately 30 to 35 homes at Brightwater. Given the continued weakness in the housing and mortgage markets, particularly with respect to pricing of jumbo loans, we may need to pursue further amendments to our credit facilities that would defer a portion of our currently scheduled payments to future periods. We are also evaluating alternatives for raising additional capital, if necessary. There can be no assurance that we will be successful in these endeavors, that further covenant or other amendments to our credit facilities will not be requested, or that any such requested amendments will be agreed to by our lenders.

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

        The agreements governing our credit facilities impose restrictions on our operations and activities. The most significant restrictions require maintenance of a maximum debt to equity (or leverage) ratio, a minimum interest coverage ratio, and a minimum level of tangible net worth, and limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, and creation of liens and asset dispositions. We are also required to receive an unqualified report from our independent registered accounting firm in connection with its annual audit of our financial statements. Moreover, we may curtail our investment activities and other uses of cash to maintain compliance with these restrictions and covenants. If we fail to comply with these restrictions or covenants, the banks could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving any instances of noncompliance. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default on these loan agreements, we may be prohibited from drawing additional funds under the revolving loan, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on our solvency. In the event we were to further amend our loan agreements, such amendments could result in lower available commitment amounts and less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows.

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

        Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our credit facilities in an amount sufficient to fund our liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Continued reductions in level of home deliveries, additional impairment charges and other financial performance factors may negatively impact our ability to comply with our financial covenants; and there can be no assurance that we will not violate the financial or other covenants under our loan agreements in the future or that the amount available under our revolving credit line will not be reduced.

Our access to financing may be limited.

        On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the senior secured revolving loan, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation was named receiver. Franklin Bank is a 12% participant in the revolving loan. During December 2008, we requested funding from Franklin Bank which we did not receive. We anticipate, but cannot assure, that the other participating lenders will continue to fund their pro-rata share of the revolving loan. Under the terms of the revolving loan, any shortfall in lender funding is offset by reductions in pro-rata repayments that would otherwise be due to the lender, which has the effect of mitigating the effect of any shortfall in funding.

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

        Moreover, due to the deterioration in the credit markets and the uncertainties that exist in the general economy and for homebuilders in particular, we cannot be certain that we would be able to replace existing financing or secure additional sources of financing. In addition, the significant decline in our stock price, the ongoing volatility in the stock markets and the reduction in our stockholders' equity relative to our debt could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek or need to raise capital through issuance of equity.

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

Our homebuilding operations lack geographic diversification.

        All of our developable land is in southern California and our business is especially sensitive to the economic conditions within southern California. Any adverse change in the economic climate of California, which is currently in a recession, or our region of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. Our current homebuilding operations are limited to the following three Southern California counties: Los Angeles, Orange and Riverside. Because we do not have more diversified geographic operations, the following risk factors should be considered with extreme care given the potential material adverse effect on our limited operations that could occur if any of these risks become a reality.

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

  •
  housing demand;

  •
  population growth;

  •
  employment levels and job growth; and

  •
  property taxes.

        The factors described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because prices have been declining over the last three years and the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction has even begun on their homes. In addition, some of the factors described above could cause some homebuyers to renegotiate for lower prices or cancel their home purchase contracts altogether.

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

        The majority of our homebuyers finance their purchases through our relationships with Wells Fargo or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other issues. Our operating results may be adversely affected if mortgage interest rates increase or mortgage loans become more difficult to obtain, or the ability or willingness of prospective buyers to finance home purchases is adversely affected.

        The interest rates on jumbo mortgages have exceeded interest rates on conforming loans by as much as 150 basis points since August 2007, compared with a "normal" historical spread of 25 to 30 basis points. Since most of our new home communities are priced in excess of the recent conforming loan ceiling of $417,000, these higher interest rates on jumbo mortgages have significantly reduced demand for our homes. However, the economic stimulus bill passed in February 2009 raised the conforming loan ceiling for the counties in Southern California where we sell our homes, including new conforming loan ceilings of $729,750 in Orange County and $500,000 in Riverside County.

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

        Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual's federal, and in some cases state, taxable income. If the government were to make changes to income tax laws that eliminate or substantially reduce these income tax deductions, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Mortgage defaults by homebuyers who financed homes using non-traditional financing products are increasing the number of homes available for resale.

        During the period of high demand in the homebuilding industry, many homebuyers financed their purchases using non-traditional adjustable rate or interest-only mortgages or other mortgages, including sub-prime mortgages that involved at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers have defaulted on their payments and had their homes foreclosed, which has increased the inventory of homes available for resale. This is likely to continue. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the available non-traditional and sub-prime financing products and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse effect on our sales volume.

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

Our controlling stockholders are able to exercise significant influence over us.

        Six (6) of our stockholders have over 50% of the outstanding shares of our common stock. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stockholders.

We could be hurt by the loss of key management personnel.

        Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

An earthquake or other natural disaster, terrorist act or nuclear accident could adversely affect our business.

        Our Brightwater project, which commenced sales in August 2007 and represents 91% of our real estate assets as of December 31, 2008, is located in a high risk geographical area for earthquakes. In addition, all of our other real estate assets are in southern California and could be directly or indirectly impacted by the event of an earthquake. Our real estate assets are also located in areas that are subject to the risks of wildfires, floods and other natural disasters; and they are also in proximity to urban and coastal areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Finally, our real estate assets are located within 40 miles of the San Onofre nuclear power facility. Future earthquakes or other natural disasters, acts of terrorism or nuclear accidents could result in the destruction or loss of our real estate assets or adversely impact the demand for our homes and could, thereafter, materially impact the availability or cost of any insurance we might obtain to protect against these events. Any earthquake or other natural disaster, terrorist attack, or nuclear accident, whether or not insured, could have a material adverse effect on our financial performance, the market value of our common stock and our ability to pay dividends.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

        Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, the risk factors in this Annual Report and those set forth in our Quarterly Reports on Form 10-Q filed during 2009.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

        We currently have a substantial amount of net operating loss carryforwards and, based on recent impairments and our current financial performance, we may generate net operating loss carryforwards for the year ending December 31, 2009, and possibly future years.

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

Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses could have a material impact on us.

        In the ordinary course of doing business, we must make estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; estimates of sales levels and sales prices; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; cost of complying with government regulations; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available. Actual results may differ from these estimates, assumptions and conditions.

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

  California Department of Toxic Substances Control

        In October 2006, the California Department of Toxic Substances Control ("DTSC") filed a civil complaint against the Company's Hearthside Residential Corp. subsidiary ("HRC") in the Federal District Court for the Southern Division of the Central District of California The DTSC's complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties never owned by HRC adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC's remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney's fees.

        Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, the contamination did not emanate from the 43-acre site that HRC remediated, and, even if the contamination did emanate from the 43-acre site, it did not do so while HRC owned the site. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. Our subsidiary is vigorously defending itself in this matter. Therefore, we have not accrued for any of DTSC's approximately $1.0 million of claims related to these residential properties.

        Prior to the commencement of trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a "current owner" of the site under applicable law and HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC's appeal and HRC currently expects that once the appellate process commences it could take 12 to 18 months to complete. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site.

        Our consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by our former affiliated companies whose business was unrelated to our current homebuilding operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of security holders.

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

	High	Low
2008
First Quarter	$8.08	$4.17
Second Quarter	$6.85	$3.51
Third Quarter	$3.93	$1.07
Fourth Quarter	$2.50	$.39
2007
First Quarter	$21.78	$17.36
Second Quarter	$20.29	$16.60
Third Quarter	$20.02	$11.80
Fourth Quarter	$12.78	$5.18

        The number of beneficial holders of our common stock as of March 16, 2009 was approximately 1,700.

        On September 28, 2006, we paid a special dividend of $12.50 per share to holders of record on September 25, 2006. While we did pay a special dividend in September 2006, we do not currently intend to pay regular cash dividends on our common stock.

Equity Compensation Plan

        The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders(1)	17,500	$21.58	346,794
Equity compensation plans not approved by security holders	—	—	—

Total	17,500	$21.58	346,794

(1)
Consists of options issued in accordance with the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan.

Performance Graph

        The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 2003 in each of (i) our common stock, (ii) a peer group index ("Real Estate Index"), which consists of four real estate development and homebuilding companies, and (iii) the Hemscott Composite Market Value Index.

        Our peer group index includes the following companies: Brookfield Homes Corporation, Hovnanian Enterprises, Meritage Homes Corporation, Standard Pacific Corporation, and Tejon Ranch Company.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CALIFORNIA COASTAL COMMUNITIES, INC.,
HEMSCOTT INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2003
ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DECEMBER 31, 2008

	2003	2004	2005	2006	2007	2008
California Coastal Communities, Inc.	100.00	220.24	359.25	271.47	74.42	6.33
Peer Group Index	100.00	133.39	152.71	118.34	37.13	18.06
Hemscott Index	100.00	112.17	120.11	139.03	147.95	91.72

        The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The stock price performance of our common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

Item 6.    Selected Financial Data

        Our Selected Financial Data is set forth on page 44 of this Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 45 of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of December 31, 2008, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $2.2 million.

        We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Other than an interest rate swap, which expired in September 2008, used to manage our exposure to changes in interest rates on $62.5 million of our variable rate-based Term Loan, we did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the year ended December 31, 2008. We do not enter into or hold derivatives for trading or speculative purposes.

        Under the Term Loan agreement, we were required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 we entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum for two years. The swap transaction terminated September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of the interest rate swap agreement represents the spread between the interest rate we would pay and the interest rate we would receive over the remaining life of the agreement which are considered level 2 inputs under SFAS 157. The non-cash change in fair value of the interest rate swap agreement during the year ended December 31, 2008 was an approximately $200,000 increase and was included in other expense, net in our consolidated statements of operations and in accounts payable and accrued liabilities in our consolidated balance sheets. In addition, we recorded $1.0 million of expense for cash payments made under the terms of the interest rate swap agreement during the year ended December 31, 2008 due to declining interest rates during the period. The counterparties to the interest rate swap agreement are financial institutions.

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Raymond J. Pacini President and Chief Executive Officer

Sandra G. Sciutto Senior Vice President and Chief Financial Officer

Changes in Internal Controls

        There have been no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information appearing under the captions "Our Management," "Corporate Governance" and "Our Executive Officers" in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2009 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 10, incorporated herein by this reference.

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

Item 11.    Executive Compensation

        Information appearing under the caption "Compensation of Executive Officers" in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2009 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 11, incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information appearing under the captions "Our Management," "Corporate Governance" and "Compensation of Executive Officers" in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2009 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 12, incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information appearing under the captions "Certain Relationships and Related Transactions," "Our Management," "Corporate Governance" and "Compensation of Executive Officers" in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2009 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 13, incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        Information in answer to this Item appears under the caption "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC not later than April 30, 2009 (120 days after the end of our fiscal year) is, for the limited purpose of providing the information necessary to comply with this Item 14, incorporated herein by this reference.

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
10.04(e)*	Amendment No. 5 to Retirement Plan of the Registrant dated December 19, 2008.
10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for 1999.
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
10.12(b)	Third Amendment to Senior Secured Term Loan Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 30, 2008.
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
10.13(b)	Third Amendment to Senior Secured Revolving Credit Agreement with KeyBank National Association, incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 30, 2008.
10.14
Lease of Model Homes between Signal Landmark, a subsidiary of the Registrant, and Brightwater Models LLC, dated as of December 31, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 2, 2009.

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

Date: March 25, 2009	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEOFFREY W. ARENS (Geoffrey W. Arens)	Director	March 25, 2009
/s/ PHILLIP R. BURNAMAN II (Phillip R. Burnaman II)	Director	March 25, 2009
/s/ MARTI P. MURRAY (Marti P. Murray)	Director	March 25, 2009
/s/ RAYMOND J. PACINI (Raymond J. Pacini)	President, Chief Executive Officer and Director	March 25, 2009
/s/ SANDRA G. SCIUTTO (Sandra G. Sciutto)	Senior Vice President and Chief Financial Officer	March 25, 2009

Selected Financial Data

        Set forth below is selected financial data about us and our consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Statement of operations data:
Homebuilding	$46.0	$47.0	$95.7	$62.7	$75.9
Non-residential land	—	—	—	66.8	.1

Total revenues	$46.0	$47.0	$95.7	$129.5	$76.0
Net (loss) income(a)	(44.7)	(18.9)	5.6	28.4	4.8
Net (loss) earnings per common share:
Basic	$(4.10)	$(1.73)	$0.54	$2.78	$0.48
Diluted	$(4.10)	$(1.73)	$0.53	$2.70	$0.44
Weighted-average shares outstanding:
Basic	10.9	10.9	10.4	10.2	10.1
Diluted	10.9	10.9	10.6	10.5	10.8
Special cash dividend declared per common share	—	—	$12.50	—	—
Balance sheet data at period end:
Unrestricted cash, cash equivalents and short-term investments	$2.3	$24.3	$11.1	$38.0	$9.0
Total assets	312.5	367.6	332.3	330.4	250.8
Debt(b)	243.2	246.6	188.2	57.9	22.6
Total stockholders' equity	$55.5	$101.5	$123.5	$246.9	$178.9
Shares outstanding at end of period	10.9	10.9	10.9	10.2	10.1
Stockholders' equity per common share(c)	$5.09	$9.31	$11.33	$24.21	$17.71

(a)
In addition to homebuilding operations, net (loss) income for the years ended December 31, 2008 and 2007 reflects loss on impairment of real estate inventories of $35.0 million and $32.0 million, respectively. For the year ended December 31, 2005, net (loss) income reflects gross margin from the sale of non-residential land at Bolsa Chica, in Orange County, California of $35.5 million, respectively. The net loss for the year ended December 31, 2008 also reflects a $4.6 million loss on our Oxnard joint venture investment and $23.2 million of valuation allowances for deferred tax assets.

(b)
Beginning the year ended December 31, 2006, debt includes borrowings from the senior secured project revolver, senior secured term loan, as well as other project debt. Beginning the year ended December 31, 2008, debt also includes $22.5 million related to the sale-leaseback of model homes which is accounted for as a financing.

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

Outlook and Operating Strategy

        During 2008, the financial crisis and economic recession further exacerbated the existing downturn in the homebuilding market and resulted in additional downward pressure on home sales and asset values. Based on statistics from the Mortgage Bankers Association, processed foreclosures reached approximately 1.4 million in the last quarter of 2008 as compared to an average of about 500,000 per quarter during 2000-2007. These record-high foreclosure rates intensified competition for homebuyers in an already saturated marketplace with the influx of existing homes inventory, coupled with the reduced availability of mortgage financing resulting from the turmoil in the financial industry. Concern about the state of the economy and the job market further deteriorated consumer confidence, as unemployment rates rose in almost all of the metropolitan areas tracked by the U.S. Department of Labor, ending 2008 with a national average of 6.5% as compared to 4.5% in the prior year. The unemployment rate in California was 8.7% at the end of 2008 as compared with 5.9% in the prior year. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the years ended December 31, 2008 and 2007, and we reported net losses for both periods. We believe that the tepid demand we are experiencing reflects homebuyers' reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom and that economic conditions have stabilized. We believe the current conditions could continue, and potentially worsen during 2009 and perhaps beyond, and we expect that our operations may continue to sustain losses until the homebuilding industry and economy as a whole begin to rebound.

        Thus far during 2009, the U.S. economy remains in a severe recession and the homebuilding industry faces even greater adverse pressures than at the beginning of 2008. Weak buyer confidence and significantly tighter mortgage lending standards, coupled with an oversupply of new and existing homes for sale (boosted by foreclosures), continue to weigh on the housing market and may cause further deterioration in operating conditions and sales results. Meanwhile, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery.

        Recent actions taken or under consideration by the federal government designed to boost housing demand could soften the impact of the recession. While the ultimate impact of laws already enacted are not yet known, thus far, these actions have not proven stimulative for the homebuilding industry. Due to the uncertainties as to the provisions that may be included in any future legislation, we cannot estimate the impact that such new laws, if enacted, would have on our business or future results of operations. Nonetheless, it is very likely that key housing metrics, including starts, new home sales and existing home sales, will continue to weaken in 2009. We therefore expect fierce price competition to persist in our inland markets well into 2009. This could lead to more inventory impairments, though potentially smaller in magnitude.

        Additionally, during 2008 we have witnessed the national credit market crisis which has resulted in the significant erosion of Wall Street and other capital markets, giving rise to a global recession in the mortgage financing and banking industries with the issues faced by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and IndyMac Federal Bank. This financial crisis has further affected the banking system and financial markets with failure, takeover or bailout of a growing number of corporations. While the United States government has taken steps in an attempt to stabilize the banking system, financial markets, and national economy through, among other things, the recently passed American Recovery and Reinvestment Act of 2009, the future impact of this or other existing or proposed legislation on the financial markets, and the timing and swiftness of an eventual turnaround in the homebuilding industry remains unclear.

        We are also concerned about the dislocation in the secondary mortgage market. We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, the interest rates on jumbo mortgages continue to be significantly greater than interest rates on conforming mortgages, with spreads greater than 1% compared with historical spreads in the range of only .25% to .35%. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets settle down.

        The weakness in the housing market accelerated during the fourth quarter of 2008 as a result of weakened consumer confidence, rising unemployment rates, increased foreclosures and distressed sales, and tightened mortgage lending standards. With declining consumer confidence and confirmation that the United States economy entered a recessionary period in December 2007, we expect that home buyers will remain reluctant to purchase homes until they are comfortable that the economy is stabilizing, home price declines are near bottom and they are able to secure mortgage financing at affordable rates.

        The continued downward turn in the economy has negatively impacted our results for 2008, particularly in our inland markets. While standing inventory in our inland markets has been reduced from 33 homes at the end of 2007 to eight homes as of December 31, 2008, the price reductions and additional incentives have resulted in significantly reduced gross profits and resulted in additional impairment charges for our inland projects. In response to the ongoing crisis in the housing market and national credit markets, during 2008 we have:

  •
  further reduced headcount and project overhead;

  •
  re-evaluated our sales efforts in our inland markets;

  •
  sold two of the three existing models at our Las Colinas project, and the final model is available for sale;

  •
  postponed further inland market construction activity until that market improves;

  •
  reduced sales prices and offered incentives for all of our inland homes in order to reduce our standing inventory;

  •
  completed a sale-leaseback transaction for 17 model homes at Brightwater for $22.5 million in cash plus future consideration;

  •
  completed amendments to our $210 million aggregate revolving and term loans that will preserve an additional $100 million of borrowing capacity until September 2009 and defer loan amortization and commitment reductions; and

  •
  commenced negotiations with our lenders in an attempt to reach a consensual resolution of our subsidiaries' loan defaults on the Hearthside Lane and Las Colinas properties in Corona and Lancaster, respectively.

        We expect these changes to produce tangible benefits in the form of selling, general and administrative expense reductions in future quarters, and we will continue to reduce these costs. We expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery. If market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our 2009 results could be adversely affected if general economic conditions continue to deteriorate, if consumer confidence remains weak or declines further, if job losses accelerate, if foreclosures or distressed sales increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

        In light of the current crisis in the national financial markets, conditions in the housing market and the overall economy are likely to deteriorate further before they improve. We believe that stability in the credit and capital markets and an eventual renewal of confidence in the national economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. We also believe that a meaningful improvement in housing market conditions will require the restoration of consumer and credit market confidence that will support a decision to buy a home, which will in turn require a sustained decrease in inventory levels, price stabilization and reduced foreclosure rates. With the passage of the American Recovery and Reinvestment Act of 2009, the United States government has taken steps to stabilize the economy, including measures directed specifically at stabilizing the housing market such as an $8,000 first-time homebuyer tax credit, subject to income limitations, for homes purchased by December 1, 2009 and increased availability of mortgage refinancing and restructuring through the Homeowner Affordability and Stability Plan. As a further incentive to homebuyers, the California legislature recently approved its budget which includes a provision for a $10,000 tax credit for homebuyers, not limited to first-time buyers or subject to income limitations, for new homes purchased between March 1, 2009 and up to March 2010, subject to a total limitation of $100 million, or approximately the first 10,000 homes.

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

  •
  exercising tight control over cash flows;

  •
  changing sales and marketing efforts to generate additional traffic;

  •
  offering more incentives and price reductions primarily at our inland projects to reduce standing inventories and achieve acceptable levels of sales volume and cash flow;

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

        During the third quarter of 2008, we completed the successful negotiation of the amendments to our revolving and term loans which, in view of the national credit market crisis, we believe further indicates Brightwater's unique characteristics and substantial value. The amendments will enable us to finance construction and repay the loans on a schedule that better reflects our current expectations about home sales at Brightwater in this challenging housing market. During 2008, we delivered 23 homes at Brightwater and, as of March 16, 2009, six additional homes are in escrow and three additional homes have been delivered, as discussed further below under "Our Current and Future Homesites—Brightwater at Bolsa Chica."

        In addition, during December 2008, we completed a sale-leaseback transaction for 17 model homes at our Brightwater project with an unrelated third party investor for $25.0 million, consisting of $22.5 million cash, $2.0 million deferred and payable in two years provided there has not been a significant decrease in the value of the model homes, and $500,000 payable for conversion of the model homes for sale to homebuyers upon termination of the lease agreement. We utilized $20.9 million of the proceeds to make repayments under the revolving and term loans as further discussed below, and prepaid six months of rent totaling $1.6 million. This transaction, along with the amendments to our credit agreements, provides operating flexibility in this extraordinarily difficult time in the homebuilding industry.

        Despite the challenges of the current national homebuilding market and our inland market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, that impact appears less severe than the weakness we are seeing in our inland markets. We believe that the reduced impact is a result of Brightwater's superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that will be realizable in the future and that this value should not be sacrificed under current depressed market conditions. Finally, we believe that Brightwater's demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

        We currently believe that market conditions will continue to be challenging throughout 2009, particularly in our inland markets where foreclosure activity continues to be significant, unemployment rates are rising, consumer mortgage lending and other credit markets continue to be unsettled and consumer confidence continues to be eroded. Although substantially reduced home prices and relatively low consumer mortgage interest rates for conforming loans have improved housing affordability, potential homebuyers remain tepid about purchasing a home in this unstable economic environment. This demand-side dynamic, in conjunction with rising foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006. We remain hopeful that the federal government's recent initiatives to stabilize the credit markets and restore confidence in the financial system and economy will be effective; however, we have not yet been positively impacted by any of these developments.

        In view of the continuing significant economic downturn in the housing market, we currently expect that during 2009 our new home construction may be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. We expect that continuing operations in our inland markets will focus on the sale of standing inventory, with limited, if any, construction starts. In some inland markets, we have determined to sell existing model homes and re-open the projects when the market demonstrates improved sales activity. Our management has concluded that under the prevailing market conditions, this strategy for our inland markets is necessary for us to be able to market the inland properties at some future time when market conditions may have improved. In addition, we are attempting to negotiate a consensual resolution with our lenders with respect to loan defaults on our subsidiaries' Hearthside Lane (Corona) and Las Colinas (Lancaster) properties. However, there can be no assurance that these strategies or any alternatives will prove successful.

        While it is difficult to predict when a housing market and economic recovery will occur, we believe we have responded with the right strategies to the current and expected near-term housing market environment. We continue to evaluate additional operating and financing strategies to position ourselves for future opportunities. Longer term, we believe favorable demographics and population growth in southern California and a continuing desire for home ownership will drive demand for new homes in our markets, which will allow us to capitalize on the recovery in those markets when it comes.

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

        Finally, our operating results during 2009 could be adversely affected if housing, credit market, or general economic conditions continue to deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, available financing, and the restoration of consumer confidence that can support a decision to buy a home.

Results of Operations

        The following tables set forth key operating and financial data for our homebuilding operations for the years ended December 31, 2008 and 2007.

Backlog as of December 31

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
8	5	60.0%	$17.0	$3.0	466.7%	$2,125	$594	257.7%

Homes Delivered
Year Ended December 31

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2008	2007	Change	2008	2007	Change	2008	2007	Change
55	77	(28.6)%	$46.0	$47.0	(2.1)%	$837	$611	37.0%

  2008 Compared with 2007

        We reported revenues of $46.0 million and gross operating loss of $22.7 million for 2008, compared with $47.0 million in revenues and gross operating loss of $26.1 million for 2007. Revenues for 2008 reflect deliveries of 55 homes, including 23 deliveries at Brightwater which generated revenues of $33.3 million and gross operating profit of $10.8 million, and 32 homes at our inland projects which generated revenues of $12.7 million and gross operating profit of $1.5 million. In 2007, we delivered 77 homes, including the first nine deliveries at Brightwater which generated revenues of $11.0 million and gross operating profit of $3.7 million, and 68 homes at our inland projects which generated revenues of $36.0 million and gross operating profit of $2.2 million.

        Gross operating loss for 2008 includes non-cash impairment charges of $35.0 million primarily reflecting fair value write-downs for the Hearthside Lane project in Corona and Las Colinas project in Lancaster of $24.1 million and $6.8 million, respectively, and a $3.4 million charge related to our Woodhaven project in Beaumont. Gross operating loss for 2007 includes non-cash impairment charges of $32.0 million related to the remaining homes at our Chandler Ranch, Alisal at Ontario, Woodhaven, Hearthside Lane and Quartz Hill projects. These impairment charges reflect our current expectations at the time the impairment charges were recorded about selling prices, gross margins, and sales pace for the projects. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

        Although we delivered 22 fewer homes in 2008, we generated $6.4 million more in gross operating profit before impairment charges from home sales as a result of delivering 14 more homes at Brightwater which generated gross margins of 32.4% in 2008. Increased gross operating profit for Brightwater was partially offset by reduced margins at our inland projects which generated gross margins of 11.8% in 2008 due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Excluding impairment charges, homebuilding gross margin for 2008 increased to 26.7% compared with 12.6% in 2007, reflecting the increased sale of higher-margin homes at Brightwater.

        The $700,000 increase in selling, general and administrative expense in 2008 compared with 2007 primarily reflects $500,000 of project costs that can no longer be capitalized because the projects are not under construction and $300,000 of additional selling expense, partially offset by a $100,000 reduction in salaries and overhead costs due to reduced headcount in 2008.

        The $900,000 increase in interest expense in 2008 compared with 2007 primarily reflects interest incurred on projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.

        The $4.1 million increase in loss from unconsolidated joint ventures 2008 compared with 2007 relates primarily to losses on our investment in the Oxnard joint venture due to the uncertainty over the ultimate outcome of ongoing negotiations between the joint venture and the land sellers that, if unsuccessful, will result in the joint venture abandoning the project. Due to this uncertainty we recorded a loss reserve for our entire investment in the venture in December 2008.

        The $2.2 million increase in other expense in 2008 compared with 2007 primarily reflects an $800,000 loss on an interest rate swap agreement which included $1.0 million of cash payments made under the terms of the agreement partially offset by a $200,000 non-cash fair value adjustment. The increase in other expense also reflects an $800,000 loss for unreimbursed project costs for our investment in the Oxnard joint venture that we reserved in December 2008 as discussed above, a $700,000 increase in real estate holding costs due to our inability to capitalize property taxes for inland projects no longer under construction, a $500,000 decrease in investment income related to lower cash balances and a $400,000 increase in legal fees related to ongoing environmental remediation litigation.

        The effective income tax rate for the year ended December 31, 2008 is 12%, which reflects a $23.2 million non-cash valuation allowance on deferred tax assets partially offset by a tax rate of 41%. The effective rate before this reserve is comparable with our effective income tax rate of 41% during 2007.

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

        The $900,000 increase in selling, general and administrative expense in 2007 compared with 2008 reflects a $1.6 million increase in selling costs primarily in conjunction with the start of sales at Brightwater, partially offset by a $700,000 decrease in general and administrative expenses primarily due to the absence of bonus compensation for 2007.

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

Liquidity and Capital Resources

        While we believe we have adequate liquidity for 2009, if we continue to experience the declines in operational volumes that have worsened with the current economic recession they may cause us to use our cash reserves to support operations, and at some point we may not have sufficient cash or liquidity. Additionally, if our financial condition deteriorates, we may continue to be challenged to meet our financial covenants and we may be required to further modify our current credit facilities and assess the viability of raising equity and/or debt capital. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.

        Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	2008	2007	2006
Cash and cash equivalents	$2.3	$24.3	$10.6
Short-term investments	—	—	.5
Cash used in operating activities	(15.4)	(53.1)	(10.9)
Cash provided by investing activities	0.2	8.7	16.5
Cash provided by (used in) financing activities	(6.8)	58.1	(2.7)

        The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of December 31, 2008 aggregated $2.3 million and funds available to be drawn under our revolving loan were $13.8 million, providing total liquidity of $16.1 million.

        On December 31, 2008, we completed a sale-leaseback transaction for 17 model homes at our Brightwater project with an unrelated third-party investor for $25.0 million, consisting of $22.5 million cash, $2.0 million deferred and payable in two years provided there has not been a significant decrease in the value of the model homes, and $500,000 payable for costs to convert the model homes for sale to homebuyers upon termination of the lease agreement. We accounted for the transaction as a financing transaction rather than as a sale and recorded model home financing debt of $22.5 million. See Note 5 for additional discussion. We utilized $20.9 million of the proceeds to make repayments under the revolving and term loans as further discussed below, and prepaid six months of rent totaling $1.6 million.

        On September 15, 2006 we entered into the $100 million revolving loan and the $125 million term loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 6 and 7 to the Consolidated Financial Statements. On September 30, 2008, we amended the revolving and term loans to defer $25.0 million of principal payments that were due at the end of 2008 and preserve an additional $75.0 million of borrowing capacity until September 2009 by deferring loan amortization and commitment reductions. These amendments provide greater flexibility to repay the debt and finance construction based on current projections for home sales at Brightwater which better reflect current market conditions and the ongoing economic downturn. In exchange for these amendments we paid fees and related legal and financial advisor costs totaling $3.0 million, which are being amortized over the life of the loans. The commitment reductions for the revolving and term loans are scheduled as follows:

Senior Secured Revolving Loan

	Without Extension		With Extension(1)
Date	Commitment Reduction	Commitment	Commitment Reduction	Commitment
December 31, 2008	$5.0	$95.0	$5.0	$95.0
June 30, 2009	$5.0	$90.0	$5.0	$90.0
September 30, 2009	$90.0	$—	$10.0	$80.0
December 31, 2009	n/a	n/a	$10.0	$70.0
March 31, 2010	n/a	n/a	$10.0	$60.0
June 30, 2010	n/a	n/a	$60.0	$—

    (1)
    As of December 31, 2008, we are in compliance with our covenants and plan to exercise our option to extend the maturity date from September 2009 to June 2010 in March 2009.

Senior Secured Term Loan

Date	Commitment Reduction	End of Period Commitment
December 31, 2008	$10.0	$115.0
June 30, 2009	$5.0	$110.0
September 30, 2009	$5.0	$105.0
December 31, 2009	$15.0	$90.0
March 31, 2010	$15.0	$75.0
June 30, 2010	$10.0	$65.0
September 30, 2010	$15.0	$50.0
December 31, 2010	$12.5	$37.5
March 31, 2011	$12.5	$25.0
June 30, 2011	$12.5	$12.5

        As of December 31, 2008, the undrawn availability on our revolving loan is $13.8 million. As of December 31, 2008 and 2007, $74.4 million and $76.0 million, respectively, was outstanding under the revolving loan. During the year ended December 31, 2008, we made mandatory repayments of $5.5 million and $8.3 million on the revolving and term loans, respectively, in connection with 23 home deliveries at Brightwater during the period. In addition, on December 31, 2008, we completed a sale-leaseback transaction for 17 model homes at Brightwater and utilized $4.1 million of the proceeds to make repayments to the revolving loan that would have been due in 2009 and an additional $10.7 million of the proceeds to reduce the outstanding balance on the revolving loan, which amount is available to be re-borrowed. We utilized an additional $6.1 million of proceeds from the sale-leaseback transaction to make repayments to the term loan that would have been due in 2009. Outstanding advances on the revolving and term loans bear interest based on the following loan-to-value grids:

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

        We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, debt service requirements and working capital requirements. However, our ability to continue to fund these items and to reduce debt may be affected by difficulties in the homebuilding industry, which is affected by the severe weakening of the economy. The downturn in the housing market has resulted in reduced home sales, sharp declines in home prices and difficulties for homebuyers in obtaining mortgage financing, which in turn affects our ability to sell homes. We currently expect to deliver 30 to 35 homes at Brightwater during 2009, which would generate sufficient cash flow to meet the loan repayment requirements set forth above after exercise of our option to extend the maturity of the revolving loan from September 30, 2009 to June 30, 2010; however, there can be no assurance that our sales will materialize or that we will generate enough closings to satisfy our obligations. As a result of the debt repayments made in connection with the sale and leaseback transaction described above, as well as home deliveries and additional borrowings through February 28, 2009, our loan repayment requirements have been reduced to $5.4 million for the quarter ending September 30, 2009. Therefore, to the extent that we experience a shortfall in Brightwater home deliveries, we do not expect any such shortfall to impair our liquidity position until December 2009, when $25.0 million of loan repayments come due. In the event of a shortfall, there are a number of alternatives which we could pursue. Among these alternatives are scaling back construction in order to reduce expenditures, negotiating further amendments to our credit agreements to defer a portion of the amortization payments due in December 2009, or raising additional debt or equity capital.

        As with many other homebuilders, we constantly evaluate potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. We have undertaken a comprehensive examination of all of the financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, equity offerings and issuances of mezzanine debt. There can be no assurance that we will be successful in any of these endeavors, since the current national credit market crisis presents uncertainty as to our ability to secure additional financing, if needed, the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations. Additionally, we cannot assure you that amended or future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs if we do not close enough homes in 2009. However, management's current plans project that we will be in compliance with our debt covenants throughout 2009 and do not project any default. In the event of noncompliance due to continuing deterioration in the homebuilding industry and related impact on our home closings, we believe that we will be able to obtain a waiver from the lender group or successfully amend the covenants.

        However, we believe that the funds available to us under our revolving and term loans (as amended in September 2008), together with our option to extend the revolving loan maturity to June 2010 which we plan to exercise in March 2009, combined with our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet anticipated operating and capital investment requirements and project development costs for Brightwater and general and administrative expenses for at least the next 12 months.

        Two subsidiaries of Hearthside Homes are currently in default on the project debt loan facilities for the Hearthside Lane project in Corona and the Las Colinas project in Lancaster. The $2.7 million

Lancaster loan matured September 30, 2008 and the $29.2 million Corona loan matured January 7, 2009. On December 22, 2008, IndyMac Federal Bank sold the loan facility for the Hearthside Lane project to a non-bank third party, and in January 2009 a subsidiary of Hearthside Homes received a notice of event of default from the new lender. The sale of the loan did not alter any of the terms of the loan. The only other project loan facility relates to the Woodhaven project in Beaumont which is held by Comerica Bank and currently matures in September 2009.

        The Corona and Las Colinas loans are nonrecourse to us; however, they are guaranteed by Hearthside Homes which had a negative net worth of approximately $64.0 million as of December 31, 2008. These subsidiaries are attempting to negotiate a consensual resolution of these loan defaults with the lenders, which could involve turning over the properties securing these loans to the lenders. As a result, during 2008 we reduced the carrying value of the Hearthside Lane and Las Colinas real estate projects to their estimated fair values (see Note 3 to the consolidated financial statements). After these impairment charges, the related debt exceeds the carrying value of these assets by approximately $20.0 million. If the Corona property is transferred to the lender in full settlement of the Corona loan without further recourse or obligation, we will recognize a substantial gain as a result of debt cancellation. If the gain is equal to the amount that the recorded debt exceeds the carrying value of the assets, the approximately $20.0 million pretax gain would result in a gain of $11.9 million after tax, or $1.09 per share. However, there can be no assurance that the lenders will agree to a consensual resolution of these loan defaults.

        We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved homesites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2008, we have no consolidated land option deposits.

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

  2008 Compared with 2007

        Cash used in operating activities of $15.4 million for 2008 primarily reflects investments in Brightwater of $39.2 million and reductions in accounts payable of $7.5 million, which were partially offset by net proceeds of $32.6 million generated by 23 deliveries at Brightwater and $10.5 million of net cash flow generated by our inland projects ($12.2 million generated from deliveries of 32 homes less $1.7 million of project investments).

        Our primary sources of cash during 2008 were $44.8 million of proceeds from sales of real estate inventories and $22.5 million of proceeds from our model home financing transaction. Our primary uses of cash during 2008 include $39.2 million of investments in Brightwater, $14.4 million of net repayments of our term loan, $9.9 million of net repayments of other project debt, and $1.6 million of net repayments of our revolving loan.

        The $7.3 million decrease in deferred tax assets primarily reflects valuation allowances of $23.2 million recorded during the year, partially offset by deferred tax benefits for additional net operating losses generated during 2008.

        The $7.5 decrease in accounts payable and accrued liabilities primarily reflects reductions in accounts payable related to payments of project construction costs due to the declining level of construction activity at our inland projects and the substantial completion of land development and model home construction at Brightwater.

        The $1.8 million increase in other liabilities primarily reflects $2.0 million of additional pension obligations due to loss in investment value during 2008.

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

        The $9.7 million increase in deferred tax assets reflects a $13.0 million tax benefit for additional net operating losses generated during 2007, partially offset by the $3.3 million adjustment recorded upon the adoption of FIN 48 discussed in Note 10 to Consolidated Financial Statements.

        The $600,000 decrease in accounts payable and accrued liabilities primarily reflects a $1.3 million reduction in accrued discretionary bonuses and $1.4 million of accrued payments for insurance premiums related to our Brightwater project as well as other items. These reductions were partially offset by a $2.3 million increase in accounts payable related to project construction costs.

Off Balance Sheet Financing

        In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of December 31, 2008, we have no consolidated land option deposits and no third party guarantees.

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

        Our investment in unconsolidated joint ventures totaled less than $100,000 and $2.7 million at December 31, 2008 and 2007, respectively. These joint ventures had total assets of $300,000 and $9.7 million as of December 31, 2008 and 2007, respectively, which included land deposits of $2.5 million as of December 31, 2007. In certain instances, we may provide varying levels of guarantees on debt of unconsolidated joint ventures. As of December 31, 2008, we provide no guarantees on debt of unconsolidated joint ventures.

        During the year ended December 31, 2008, we recorded an investment loss of $4.6 million related to our investment in the Oxnard joint venture which reflects our $3.3 million investment in the venture, $800,000 of unreimbursed project costs, and $500,000 of deferred capital contributions that are payable to the non-managing member upon dissolution of the joint venture. The resulting loss allocation upon closing out the venture will be 66% to the non-managing member and 34% to us.

        Under the requirements of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of December 31, 2008, we had no consolidated deposits with VIEs.

        Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 3 above and in Note 11 to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

        In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 2, 3 and 10 to the Consolidated Financial Statements.

  Basis of Consolidation

        Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 2 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Flows and Debt Compliance

        Negative conditions in the current housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether new or modified financings can be obtained, if needed. We, like many other homebuilders, are constantly evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. There can be no assurance that we will be successful in any of these endeavors. The current national credit market crisis presents uncertainty as to our ability to secure additional financing if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy its obligations. See Notes 2, 6 and 7 to the Consolidated Financial Statements for further discussion.

  Impairment of Long-Lived Assets

        We recorded impairment charges on inland projects during the years ended December 31, 2008 and 2007 as follows (in millions):

Project	Location	2008	2007
Inland Empire:
Hearthside Lane	Corona	$24.1	$16.5
Woodhaven	Beaumont	3.4	7.9
Alisal at Ontario	Ontario	.6	1.8
Chandler Ranch	North Corona	.1	.4

	Subtotal—Inland Empire	28.2	26.6

Lancaster:
Las Colinas	Lancaster	6.8	5.4

	Total—All Projects	$35.0	$32.0

        The impairment charges recorded during 2008 primarily reflect a $24.1 million fair value write-down for the Hearthside Lane project in Corona. The subsidiary which owns the property ceased making the required interest payments in October 2008 and is in default on the Hearthside Lane loan facility which has an outstanding balance of $29.2 million as of December 31, 2008. The loan is non-recourse to us, however, the subsidiary's parent, Hearthside Homes, Inc., guaranteed payment of the debt. On December 23, 2008, the lender, IndyMac Federal Bank, sold the loan to a third party. Hearthside Homes' subsidiary is attempting to negotiate a consensual resolution of the loan default with the new lender, which could involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage," and a FASB staff interpretation thereof, we reduced the carrying value of the Hearthside Lane real estate project to its estimated fair value during the third quarter of 2008. If the Hearthside Lane property is transferred to the lender in full settlement of the loan without further recourse or obligation, we will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

        During 2007 and 2008, we recorded impairment charges aggregating $67.0 million related to five of our inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current market conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

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

        In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing for our real estate inventories, we incorporated our own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determined fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

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

  Income Taxes

        We account for income taxes on the liability method, in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We evaluate on a quarterly basis, whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

        Our assessment of the need for a valuation allowance on our deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results and our future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time.

        Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Our current assessment of the need for a valuation allowance is primarily dependent upon utilization of taxable income in the carryforward period and our future projected income. If our results of operations are more or less than projected and there is objectively positive verifiable evidence to support the realization of a different amount of our deferred tax assets, an adjustment to our valuation allowance may be required to reflect greater expected utilization or further reduce or eliminate our deferred tax assets.

        We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (5.49% as of March 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We believe we have net unrealized built-in gains sufficient to allow utilization of the entire net operating loss, assuming that we are able to recognize these gains within the five-year time limitation. We estimate that as of March 16, 2009, we have experienced a three-year cumulative ownership shift of approximately 23%, as computed in accordance with Section 382.

  Homebuilding Revenues and Cost of Sales

        Our homebuilding operation generates revenues from the sale of homes to homebuyers. The majority of these homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Revenue from the sale of homes is recognized at the close of escrow when title passes to the buyer and the earnings process is complete. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction costs and resulting gross margins associated with revenues recognized. The cost of sales is recorded based upon total estimated costs within a subdivision and allocated using the relative sales value method. Our construction costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors.

  Litigation Reserves

        We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 9 and 11 to our Consolidated Financial Statements. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

New Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"), which expands the disclosure requirements for derivative instruments and hedging activities required by Statement No. 133. SFAS 161 is effective for financial statements issued for fiscal periods beginning after November 15, 2008 (the Company's fiscal year beginning January 1, 2009). The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," which delayed for one year the applicability of SFAS 157's fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as it applies to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements as it applies to nonfinancial assets and liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of California Coastal Communities, Inc.:

We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Costa Mesa, California
March 25, 2009

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(in millions)
ASSETS
Cash and cash equivalents	$2.3	$24.3
Restricted cash	5.4	6.0
Real estate inventories	260.7	286.4
Deferred tax assets	37.1	44.4
Other assets, net	7.0	6.5

	$312.5	$367.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$5.0	$12.5
Model home financing	22.5	—
Senior secured project revolver	74.4	76.0
Senior secured term loan	107.4	121.8
Other project debt	38.9	48.8
Other liabilities	8.8	7.0

Total liabilities	257.0	266.1

Commitments and contingencies
Stockholders' equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,870,902 and 10,855,963 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.4	59.3
(Accumulated deficit) retained earnings	(1.6)	43.1
Accumulated other comprehensive loss	(2.8)	(1.4)

Total stockholders' equity	55.5	101.5

	$312.5	$367.6

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Revenues:
Homebuilding	$46.0	$47.0	$95.7
Cost of sales:
Homebuilding	33.7	41.1	82.1
Loss on impairment of real estate inventories	35.0	32.0	—

	68.7	73.1	82.1

Gross operating (loss) profit	(22.7)	(26.1)	13.6
Selling, general and administrative expenses	6.6	5.9	5.0
Interest expense	1.0	0.1	0.1
Loss (income) from unconsolidated joint ventures	3.5	(0.6)	(0.2)
Other expense (income), net	2.6	0.4	(0.8)

(Loss) income before income taxes	(36.4)	(31.9)	9.5
Provision (benefit) for income taxes	8.3	(13.0)	3.9

Net (loss) income	$(44.7)	$(18.9)	$5.6
Other comprehensive (loss) income, net of income taxes:
Minimum pension liability adjustment	(1.4)	0.1	0.3

Comprehensive (loss) income	$(46.1)	$(18.8)	$5.9

Net (loss) earnings per common share:
Basic	$(4.10)	$(1.73)	$0.54

Diluted	$(4.10)	$(1.73)	$0.53

Common equivalent shares:
Basic	10.9	10.9	10.4
Diluted	10.9	10.9	10.6
Special dividend paid per common share outstanding	$—	$—	$12.50

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(44.7)	$(18.9)	$5.6
Adjustments to reconcile net income to cash used in operating activities:
Equity in loss (earnings) of unconsolidated joint ventures	3.0	(0.6)	(0.2)
Distributions from unconsolidated joint ventures	0.1	0.1	0.2
Amortization of discount	—	0.1	0.1
Model homes depreciation	0.7	—	—
(Gain) loss on change in fair value of derivative instrument	(0.2)	0.2	—
Stock-based compensation expense	0.1	0.1	0.1
Excess tax benefit from share-based payment arrangements	—	—	(3.1)
Deferred taxes	8.2	(13.0)	3.6
Gains on sales of real estate inventories	(12.3)	(5.9)	(13.6)
Loss on impairment of real estate inventories	35.0	32.0	—
Proceeds from sale of real estate inventories, net	44.8	45.2	94.7
Investments in real estate inventories	(40.9)	(91.8)	(91.8)
Changes in assets and liabilities:
Decrease (increase) in other assets	(1.4)	0.9	(1.7)
Decrease in accounts payable, accrued and other liabilities	(7.8)	(1.5)	(4.8)

Cash used in operating activities	(15.4)	(53.1)	(10.9)

Cash flows from investing activities:
Sales of short-term investments	—	0.5	75.3
Purchases of short-term investments	—	—	(45.5)
Investments in unconsolidated joint ventures	(0.4)	(0.4)	(1.0)
Change in restricted cash	0.6	8.6	(12.3)

Cash provided by investing activities	0.2	8.7	16.5

Cash flows from financing activities:
Borrowings of senior secured project revolver	45.3	69.7	18.3
Repayments of senior secured project revolver	(46.9)	(12.0)	—
Borrowings of senior secured term loan	—	—	125.0
Repayments of senior secured term loan	(14.4)	(3.2)	—
Borrowings of other project debt	1.1	24.0	31.6
Repayments of other project debt	(11.0)	(20.1)	(44.6)
Proceeds from model home financing	22.5	—	—
Deferred financing costs	(3.4)	(0.3)	(3.3)
Special dividend paid	—	—	(135.7)
Proceeds from exercise of stock options	—	—	3.2
Excess tax benefit from share-based payment arrangements	—	—	3.1
Minority interest distributions	—	—	(0.3)

Cash (used in) provided by financing activities	(6.8)	58.1	(2.7)

Net (decrease) increase in cash and cash equivalents	(22.0)	13.7	2.9
Cash and cash equivalents—beginning of year	24.3	10.6	7.7

Cash and cash equivalents—end of year	$2.3	$24.3	$10.6

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$—	$0.2	$4.6
Supplemental disclosures of non-cash investing and financing activities:
Minimum pension liability adjustment recorded as other comprehensive (loss) income, net of income tax (benefit) expense of $(.9) million, $0, and $.2 million, respectively	(1.4)	0.1	0.3
Amortization of deferred financing costs capitalized in real estate inventories	1.6	0.9	—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Shares	Stock				Total
	(in millions)
Balance at January 1, 2006	10.2	$.5	$191.6	$56.6	$(1.8)	$246.9
Net income		—	—	5.6	—	5.6
Other comprehensive income, net of income taxes		—	—	—	0.3	0.3
Cash dividends paid		—	(135.7)	—	—	(135.7)
Stock-based compensation expense—stock options		—	0.1	—	—	0.1
Issuance of common stock upon exercise of stock options and related income tax benefits	0.7	—	6.3	—	—	6.3

Balance at December 31, 2006	10.9	.5	62.3	62.2	(1.5)	123.5
Net loss		—	—	(18.9)	—	(18.9)
Other comprehensive income, net of income taxes		—	—	—	0.1	0.1
Stock-based compensation expense		—	0.1	—	—	0.1
Adoption of FASB Interpretation No. 48 (Note 10)	—	—	(3.1)	(0.2)	—	(3.3)

Balance at December 31, 2007	10.9	.5	59.3	43.1	(1.4)	101.5
Net loss		—	—	(44.7)	—	(44.7)
Other comprehensive loss, net of income taxes		—	—	—	(1.4)	(1.4)
Stock-based compensation expense		—	0.1	—	—	0.1

Balance at December 31, 2008	10.9	$.5	$59.4	$(1.6)	$(2.8)	$55.5

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

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. Certain of the Company's wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which the Company has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further described in Note 4. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flows and Debt Compliance

        Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company's present and future ability to meet its projected home sale closings and whether new or modified financings can be obtained, if needed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. The current national credit market crisis presents uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 6, 7 and 8 for further discussion.

        The Company depends on cash flows generated from operations and available borrowing capacity to fund its Brightwater development, debt service requirements and working capital requirements. However, the Company's ability to continue to fund these items and to reduce debt may be affected by difficulties in the homebuilding industry, which is affected by the severe weakening of the economy. The downturn in the housing market has resulted in reduced home sales, sharp declines in home prices and difficulties for homebuyers in obtaining mortgage financing, which in turn affects the Company's ability to sell homes. The Company currently expects to deliver 30 to 35 homes at Brightwater during 2009, which would generate sufficient cash flow to meet the loan repayment requirements set forth in

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Notes 6 and 7 after exercise of the Company's option to extend the maturity of the revolving loan from September 30, 2009 to June 30, 2010; however, there can be no assurance that the Company's sales projections will materialize or that the Company will generate enough closings to satisfy its obligations. As a result of the debt repayments made in connection with the sale and leaseback transaction, as well as home deliveries and additional borrowings through February 28, 2009, the Company's loan repayment requirements have been reduced to $5.4 million for the quarter ending September 30, 2009. Therefore, to the extent that the Company experiences a shortfall in Brightwater home deliveries, it does not expect any such shortfall to impair its liquidity position until December 2009, when $25.0 million of loan repayments come due. In the event of a shortfall, there are a number of alternatives which the Company could pursue. Among these alternatives are scaling back construction in order to reduce expenditures, negotiating further amendments to the Company's credit agreements to defer a portion of the amortization payments due in December 2009, or raising additional debt or equity capital.

        As with many other homebuilders, the Company constantly evaluates potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. The Company has undertaken a comprehensive examination of all of the financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, equity offerings and issuances of mezzanine debt. There can be no assurance that the Company will be successful in any of these endeavors, since the current national credit market crisis presents uncertainty as to the Company's ability to secure additional financing, if needed, the terms of such financing if it is available, and as to the Company's ability to achieve positive cash flow from operations required to satisfy its obligations. Additionally, the Company cannot assure you that amended or future borrowings will be available to it in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs if the Company does not close enough homes in 2009. However, the Company's current plans project that it will be in compliance with its debt covenants throughout 2009 and do not project any default. In the event of noncompliance due to continuing deterioration in the homebuilding industry and related impact on home sales, the Company believes that it will be able to obtain a waiver from the lender group or successfully amend the covenants.

        However, the Company believes that the funds available to it under the revolving and term loans (as amended in September 2008), together with its option to extend the revolving loan maturity to June 2010 which the Company plans to exercise in March 2009, combined with its cash, cash equivalents and future real estate sales proceeds will be sufficient to meet anticipated operating and capital investment requirements and project development costs for Brightwater and general and administrative expenses for at least the next 12 months.

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

Consolidation of Variable Interest Entities

        A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Financial Interpretation FIN No. 46(R), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46(R)"), an enterprise that has the majority of the variability in gains and losses of the VIE is considered to be the primary beneficiary and must consolidate the VIE. FIN 46(R) was effective immediately for VIEs created after January 31, 2003.

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

        As of December 31, 2008, the Company has no consolidated deposits with VIEs. See Note 11—Real Estate Matters.

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

Real Estate

        Real estate inventories primarily consist of homes available for sale, homes under construction and lots under development and are carried at the lower of cost or fair value less costs to sell. The estimation process involved in the determination of fair value is inherently uncertain because it requires estimates as to future events and market conditions. Such estimation process assumes the Company's ability to complete development and dispose of its real estate properties in the ordinary course of

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

business based on management's present plans and intentions. Economic, market, and environmental conditions will affect management's development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate values of the Company's real estate properties depend upon future economic and market conditions, and the availability of financing.

        The cost of sales of multi-unit projects is computed using the relative sales value method. Interest and other carrying costs are capitalized to real estate projects during their development and construction period.

Impairment of Long-Lived Assets

        The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided by SFAS 144, impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset for purposes of SFAS 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in SFAS 144.

        During the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment charges totaling $35.0 million, $32.0 million and zero, respectively. See Note 3—Real Estate Inventories.

        In accordance with SFAS 144, in developing estimated future cash flows for impairment testing for its real estate inventories, the Company has incorporated its own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories. The Company's assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company's estimates of future cash flows. For those communities deemed to be impaired, the Company determined fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

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

        The Company believes that accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to the Company's consolidated financial statements. The critical assumptions in the Company's evaluation of real estate inventories impairment included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

Income Taxes

        The Company accounts for income taxes on the liability method, in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company evaluates on a quarterly basis, whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In the Company's assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

        The Company's assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company's actual tax results and its future business results may affect the amount of the Company's deferred tax liabilities or the valuation of its deferred tax assets over time.

        Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company's historical analyses. The Company's assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company's current assessment of the need for a valuation allowance is primarily dependent upon utilization of taxable income in the carryforward period and its future projected income. If the Company's results of operations are more or less than projected and there is objectively positive verifiable evidence to support the realization of a different amount of its deferred tax assets, an adjustment to the Company's valuation allowance may be

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

required to reflect greater expected utilization or further reduce or eliminate the Company's deferred tax assets.

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

Home Warranty Costs

        Warranty reserves are established as homes close escrow in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and other factors.

Earnings Per Common Share

        Earnings per common share is accounted for in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	2008	2007	2006
Shares used in computing basic earnings per common share	10.9	10.9	10.4
Dilutive effect of stock options	—	—	.2

Shares used in computing diluted earnings per common share	10.9	10.9	10.6

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company uses a fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). Stock options are valued using a fair-value-based option-pricing model and the fair value is recognized as an expense over the period in which the options vest. During the first quarter of 2006, the Company adopted SFAS 123(R) using the modified prospective method. The Company previously adopted the fair value recognition provisions of SFAS 123 in 2003. For this change in accounting, the Company selected the "modified prospective method" under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123" ("SFAS 148"). Under this method, the change was retroactive to January 1, 2003 and compensation cost recognized during 2003 is zero, the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date.

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

Fair Value of Financial Instruments

        The Company adopted SFAS No. 157, "Fair Value Measurements," as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008. The carrying amounts of the Company's financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the Company's senior secured project revolver and senior secured term loan approximate fair value as of December 31, 2008 given the September 2008 amendments and the frequency of the LIBOR and prime margins repricings. The carrying amounts of the project debt approximate fair value given its current maturities.

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

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

New Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"), which expands the disclosure requirements for derivative instruments and hedging activities required by Statement No. 133. SFAS 161 is effective for financial statements issued for fiscal periods beginning after November 15, 2008 (the Company's fiscal year beginning January 1, 2009). The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," which delayed for one year the applicability of SFAS 157's fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as it applies to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements as it applies to nonfinancial assets and liabilities.

Note 3—Real Estate Inventories

        Real estate inventories primarily consist of homes under construction and lots under development at Brightwater in coastal Orange County and three inland communities in Riverside and Los Angeles counties. At December 31, 2008, real estate inventories aggregated 665 lots and homes, including 26 model homes, 14 standing inventory homes completed and unsold, two homes completed and in escrow, and six homes under construction and in escrow. Real estate inventories at December 31, 2008 included $238.5 million recorded for 307 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. An additional $22.2 million is recorded for 341 lots and homes at its subsidiaries' various inland projects. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

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

        The Company recorded impairment charges on inland projects during the years ended December 31, 2008 and 2007 as follows (in millions):

Project	Location	2008	2007
Inland Empire:
Hearthside Lane	Corona	$24.1	$16.5
Woodhaven	Beaumont	3.4	7.9
Alisal at Ontario	Ontario	.6	1.8
Chandler Ranch	North Corona	.1	.4

	Subtotal—Inland Empire	28.2	26.6

Lancaster:
Las Colinas	Lancaster	6.8	5.4

	Total—All Projects	$35.0	$32.0

        The impairment charges recorded during 2008 primarily reflect a $24.1 million fair value write-down for the Hearthside Lane project in Corona. The subsidiary which owns the property ceased making the required interest payments in October 2008 and is in default on the Hearthside Lane loan facility (also referred to as the "Hellman Loan" in Note 8) which has an outstanding balance of $29.2 million as of December 31, 2008. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary's parent, Hearthside Homes, Inc., guaranteed payment of the debt. On December 23, 2008, the lender, IndyMac Federal Bank, sold the loan to a third party. Hearthside Homes' subsidiary is attempting to negotiate a consensual resolution of the loan default with the new lender, which could involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" ("EITF 91-2"), and a FASB staff interpretation thereof, the Company reduced the carrying value of the Hearthside Lane real estate project to its estimated fair value during the third quarter of 2008. If the Hearthside Lane property is transferred to the lender in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

        During 2007 and 2008, the Company recorded impairment charges aggregating $67.0 million related to five of its inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by SFAS 144, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company's real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Real Estate Inventories (Continued)

        Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	2008	2007
Capitalized interest, beginning of period	$26.2	$10.2
Interest incurred and capitalized	15.3	18.5
Charged to cost of sales	(4.2)	(2.5)

Capitalized interest, end of period	$37.3	$26.2

Note 4—Investments in Unconsolidated Joint Ventures

        The Company's investments in unconsolidated joint ventures are 50% or less owned, not substantially controlled by the Company, and accordingly, are accounted for using the equity method and are not consolidated with the Company's consolidated financial statements. Investments are included in the Company's balance sheet in other assets. Condensed combined financial information regarding the Company's investments in: (i) the Oxnard land development joint venture (described below), (ii) a residential loan production partnership with a major commercial bank and (iii) a completed San Diego area homebuilding joint venture are summarized as follows (in millions):

	2008	2007	2006
Balance Sheet Data:
Total assets	$0.3	$9.7	$9.5
Total liabilities	(0.5)	(1.0)	(2.2)

Venturers' capital	$(0.2)	$8.7	$7.3

Statement of Operations Data:
Revenues	$—	$2.5	$0.8
Expenses	(9.5)	(1.8)	(.5)

Net income (loss)	$(9.5)	$0.7	$0.3

        The $9.5 million net loss in 2008 primarily reflects the write-off of the Oxnard joint venture's investment in its development project as further described below. During 2008, 2007 and 2006, the Company received approximately $100,000, $100,000, and $200,000, respectively, in aggregate cash distributions from the residential loan production partnership.

Oxnard Land Development Joint Venture

        The Company is evaluating the feasibility of continuing the entitlement project for 168 acres of land adjacent to the City of Oxnard in Ventura County, California through a joint venture that the company's Hearthside Homes, Inc. homebuilding subsidiary entered into in February 2003 with a major financial partner.

        The joint venture is attempting to renegotiate the land purchase option contracts to reflect current economic conditions and expectations for a prolonged period required for the Oxnard housing market to recover to a level that would support the land purchase price stipulated in the option agreements. If

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Investments in Unconsolidated Joint Ventures (Continued)

the land sellers do not agree to revised terms for the option agreements that are acceptable to the joint venture, it will not exercise further extension options which would have the effect of abandoning the project. Given the uncertainty over the ultimate outcome of these negotiations, the Company has taken impairment charges for the entire $4.6 million amount of its investment in the project.

        As of December 31, 2008, the Company's aggregate capital contributions were $2.5 million and its total investment in the Oxnard joint venture was $3.3 million. In addition, as of December 31, 2008, the Company has incurred capitalized overhead costs of approximately $800,000 for the project which are unreimbursed by the venture, bringing the Company's total investment in the project to $4.1 million. As of December 31, 2008, the non-managing member's aggregate capital contributions to the joint venture were $6.5 million.

        During the year ended December 31, 2008, the Company recorded an investment loss of $4.6 million related to its investment in the joint venture which reflects the Company's $3.3 million investment in the venture, $800,000 of unreimbursed project costs and $500,000 of deferred capital contributions that are payable to the non-managing member upon dissolution of the joint venture. The expected resulting loss allocation upon closing out the venture will be 66% to the non-managing member and 34% to the Company.

Note 5—Model Home Financing

        On December 31, 2008, the Company entered into a sale-leaseback transaction for 17 model homes at its Brightwater project with an unrelated third party investor for $25.0 million, consisting of $22.5 million cash, $2.0 million deferred and payable in two years provided there has not been a significant decrease in the value of the model homes, and $500,000 payable for conversion of the model homes for sale to homebuyers upon termination of the lease agreement. The Company has an option to repurchase the model homes after at least 90% of the homes of the respective model type have sold, but no sooner than January 1, 2011. If the Company does not repurchase the models, after the lessor receives a 16% internal rate of return, the Company is entitled to receive 75% of any profit resulting from the sale of the models at the end of the lease. Due to the Company's repurchase option and profit participation which constitute continuing interest, and in accordance with SFAS 98, "Accounting for Leases," the Company accounted for the transaction as a financing transaction rather than as a sale and recorded model home financing debt of $22.5 million.

        The Company utilized $10.2 million of the model home financing proceeds to make mandatory repayments under the senior secured revolving credit agreement and senior secured term loan with KeyBank National Association, thereby reducing the payments that would have been due in 2009. The Company used an additional $10.7 million of the proceeds to reduce the balance outstanding under the revolving credit agreement, which amount can be re-borrowed under the terms of the agreement. See Notes 6 and 7 for additional discussion.

        In connection with the sale-leaseback transaction, the Company agreed to assign the first $500,000 of proceeds from sales commissions resulting from the eventual resale of the model homes, or additional purchase price received, to its partner in the Oxnard joint venture, which is an affiliate of the investor who purchased the model homes. The $500,000 payment represents additional capital contributions that become payable upon the dissolution of the joint venture. See Note 4.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Model Home Financing (Continued)

        The model home lease allowed the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. As required by the lease agreement, the Company prepaid six months of rent totaling $1.6 million on December 31, 2008 and will make monthly rent payments thereafter of $262,500 per month beginning July 2009 through December 2010, and $279,167 per month in 2011. The future minimum lease payments under the terms of the related lease agreement are as follows:

Year	Amount
2009	$1.6
2010	3.2
2011	3.3

Total	$8.1

Note 6—Senior Secured Project Revolver

        On September 30, 2008, the Company entered into the third amendment ("Third Revolving Amendment") to the $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and as agent for the other loan syndicate members (the "Revolving Loan"). The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company's material subsidiaries.

        In exchange for the Third Revolving Amendment, the Company paid a modification and extension fee of 37.5 basis points to each lender, along with legal fees and fees to the Company's financial advisor. As of December 31, 2008 and 2007, approximately $1.4 million and $600,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered. The most significant provisions of the Third Revolving Amendment are discussed below.

  •
  The Company received an option to extend the Revolving Loan maturity date from September 2009 to June 2010, subject to compliance with all covenants for the period ending December 31, 2008, which the Company plans to exercise in March 2009.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Senior Secured Project Revolver (Continued)

  •
  Debt repayments that were previously due by December 31, 2008 totaling $20.0 million, along with previously scheduled repayments for the first three quarters of 2009, were deferred to future periods as follows:

	Without Extension		With Extension(1)
Date	Commitment Reduction	Commitment	Commitment Reduction	Commitment
December 31, 2008	$5.0	$95.0	$5.0	$95.0
June 30, 2009	$5.0	$90.0	$5.0	$90.0
September 30, 2009	$90.0	$—	$10.0	$80.0
December 31, 2009	n/a	n/a	$10.0	$70.0
March 31, 2010	n/a	n/a	$10.0	$60.0
June 30, 2010	n/a	n/a	$60.0	$—

  (1)
  As of December 31, 2008, the Company is in compliance with its covenants and the Company plans to exercise its option to extend the maturity date from September 2009 to June 2010 in March 2009.

  •
  The leverage covenant, which prohibits the Company's ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio, was adjusted. The calculation of the covenant was also modified to exclude impairment charges related to the Hearthside Lane project in Corona and the Las Colinas project in Lancaster and valuation allowances on deferred tax assets:

Reporting Period	Maximum Leverage Ratio
June 30, 2008 through March 30, 2009	2.75 to 1.0
March 31, 2009 and thereafter	2.50 to 1.0
  •
  The loan-to-value ratio, which prohibits the Company's ratio of Revolver Loan debt outstanding to borrowing base value from exceeding a maximum ratio was adjusted to the following:

Reporting Period	Maximum Loan-to-Value Ratio
June 30, 2008 through September 29, 2009	40%
September 30, 2009 through March 30, 2010(1)	35%
March 31, 2010 and thereafter(1)	30%

    (1)
    As of December 31, 2008, the Company is in compliance with its covenants and the Company plans to exercise its option to extend the maturity date from September 2009 to June 2010 in March 2009.

        In addition to the modified covenants above, the Company is subject to a minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets. As of December 31, 2008, the Company's consolidated total liabilities are $257.0 million, tangible net worth after excluding the recent

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Senior Secured Project Revolver (Continued)

Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $94.4 million and the leverage ratio is 2.72. The loan-to-value ratio is 25% and the Company is in compliance with the covenants of the Revolving Loan as of December 31, 2008.

        The Revolving Loan is also subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the year ended December 31, 2008, the Company delivered 23 homes at Brightwater and made mandatory repayments on the Revolving Loan of $5.5 million. In addition, on December 31, 2008, the Company completed a sale-leaseback transaction for 17 model homes at Brightwater (see Note 5) and utilized $4.1 million of the proceeds to make repayments to the Revolving Loan that would have been due in 2009 and an additional $10.7 million of the proceeds to reduce the outstanding balance on the Revolving Loan, which amount is available to be re-borrowed. As of December 31, 2008, the Company has made cumulative mandatory repayments for the Revolving Loan of $11.8 million, reflecting 49 homes delivered to date including the 17 model homes included in the sale-leaseback transaction. Availability under the $100.0 million Revolving Loan has been reduced to $88.2 million after subtracting the $11.8 million cumulative mandatory repayments.

        As of December 31, 2008 and 2007, $74.4 million and $76.0 million, respectively, was outstanding under the Revolving Loan at weighted average rates of 5.09% and 6.90%, respectively, based upon the Company's elected rates. As of December 31, 2008, the undrawn availability was $13.8 million. Outstanding advances currently bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

        Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the years ended December 31, 2008 and 2007 was $4.7 million and $3.4 million, respectively, at weighted-average interest rates of 5.10% and 7.2%, respectively. As of March 16, 2009, the Revolving Loan weighted average interest rate is 3.8%. Rate options based on the Prime rate and various LIBOR terms are available. Currently, one syndicate member holding 12% of the loan is in default. The terms of the facility prevent a defaulting member from receiving repayments and due to frequent repayments, this has not affected the Company's ability to draw funds as needed.

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

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Senior Secured Term Loan

        On September 15, 2006, the Company entered into a five-year, $125 million Senior Secured Term Loan Agreement with KeyBank National Association, as a lender and as agent for the other loan syndicate members (the "Term Loan"), and on September 15, 2006, the Company borrowed the maximum loan amount of $125 million. The proceeds were used to fund a "special dividend" of $12.50 per share, totaling $135.7 million, to common stockholders paid on September 28, 2006. In January 2009, a major shareholder of the Company purchased 6% of the Term Loan from certain members of the loan syndicate. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company's ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding. The balance of the Term Loan at December 31, 2008 and 2007 was $107.4 million and $121.8 million, respectively.

        On September 30, 2008, the Company entered into the third amendment ("Third Term Amendment") to the Term Loan. In exchange for the Third Term Amendment, the Company paid a modification and extension fee of 37.5 basis points to each lender, along with legal fees and fees to the Company's financial advisor. As of December 31, 2008 and 2007, approximately $3.1 million and $1.9 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered. The most significant provisions of the Third Term Amendment are discussed below.

  •
  Debt repayments that were previously due by December 31, 2008 totaling $5.0 million, along with previously scheduled repayments for future quarters, were deferred to future periods as follows:

Date	Commitment Reduction	End of Period Commitment
December 31, 2008	$10.0	$115.0
June 30, 2009	$5.0	$110.0
September 30, 2009	$5.0	$105.0
December 31, 2009	$15.0	$90.0
March 31, 2010	$15.0	$75.0
June 30, 2010	$10.0	$65.0
September 30, 2010	$15.0	$50.0
December 31, 2010	$12.5	$37.5
March 31, 2011	$12.5	$25.0
June 30, 2011	$12.5	$12.5
  •
  The leverage covenant, which prohibits the Company's ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio, was adjusted. The calculation of the covenant was also modified to exclude impairment charges related to the Hearthside Lane

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Senior Secured Term Loan (Continued)

    project in Corona and the Las Colinas project in Lancaster and valuation allowances on deferred tax assets:

Reporting Period	Maximum Leverage Ratio
June 30, 2008 through March 30, 2009	2.75 to 1.0
March 31, 2009 and thereafter	2.50 to 1.0
  •
  The loan-to-value ratio, which prohibits the Company's ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio was adjusted to the following:

Reporting Period	Maximum Loan-to-Value Ratio
June 30, 2008 through December 30, 2009	70%
December 31, 2009 through March 30, 2010	65%
March 31, 2010 through September 29, 2010	60%
September 30, 2010 and thereafter	45%
  •
  The interest coverage covenant which prohibits the Company's ratio of EBITDA to interest incurred was modified to reflect the following:

Period	Minimum Coverage Ratio
September 30, 2008 through March 30, 2009	0.25 to 1.0
March 31, 2009 through June 29, 2009	1.00 to 1.0
June 30, 2009 through September 29, 2009	1.25 to 1.0
September 30, 2009 through December 30, 2009	1.50 to 1.0
December 31, 2009 and thereafter	2.00 to 1.0

        In addition to the modified covenants above, the Company is subject to a minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets. As of December 31, 2008, the Company's consolidated total liabilities are $257.0 million, tangible net worth after excluding the recent Hearthside Lane and Las Colinas impairment charges and a valuation allowance on deferred tax assets is $94.4 million and the leverage ratio is 2.72. The interest coverage ratio is 0.57. The loan-to-value ratio is 62% and the Company is in compliance with covenants of the Term Loan as of December 31, 2008.

        The Term Loan is also subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth above. During the year ended December 31, 2008, the Company delivered 23 homes at Brightwater and made mandatory repayments on the Term Loan of $8.3 million. In addition, on December 31, 2008, the Company completed a sale-leaseback transaction for 17 model homes at Brightwater (see Note 5) and utilized $6.1 million of the proceeds to make repayments to the Term Loan that would have been due in 2009. As of December 31, 2008, the Company has made cumulative mandatory repayments for the Term Loan of $17.6 million, reflecting 49 homes delivered to

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Senior Secured Term Loan (Continued)

date including the 17 model homes included in the sale-leaseback transaction. Availability under the $125.0 million Term Loan has been reduced to $107.4 million after subtracting the $17.6 million cumulative mandatory repayments.

        As of December 31, 2008 and 2007, $107.4 million and $121.8 million, respectively, was outstanding under the Term Loan at rates of 6.38% and 7.5%, respectively, based upon the Company's elected rates. The outstanding balance currently bears interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

        Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the years ended December 31, 2008 and 2007 was $8.0 million and $10.5 million, respectively, at weighted-average interest rates of 5.97% and 8.1%, respectively. As of March 16, 2009, the Term Loan interest rate is 5.1%. Rate options based on Prime rate and various LIBOR terms are available.

        Under the Term Loan agreement, the Company was required to enter into a swap agreement to hedge against risks associated with fluctuating interest rates related to $62.5 million of floating rate debt. On September 15, 2006 the Company entered into an interest rate swap transaction to effectively fix the interest rate on $62.5 million in floating rate debt at 8.015% per annum. The swap transaction terminated September 15, 2008. The swap did not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of the interest rate swap agreement represents the spread between the interest rate the Company would pay and the interest rate the Company would receive over the remaining life of the agreement which are considered level 2 inputs under SFAS 157. The non-cash change in fair value of the interest rate swap agreement during the years ended December 31, 2008 and 2007 was an approximately $200,000 increase and a $200,000 decrease, respectively, and was included in other expense, net. In addition, the Company recorded $1.0 million of expense for cash payments made under the terms of the interest rate swap agreement during the year ended December 31, 2008, due to declining interest rates during the period. The counterparties to the interest rate swap agreement were financial institutions.

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

Note 8—Other Project Debt

        In conjunction with the acquisition of single-family residential lots, the Company's homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, entered into construction loan agreements with commercial banks. These loan facilities finance a portion of land acquisitions and the majority of the

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Project Debt (Continued)

construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity by Hearthside Homes, Inc., but these loans are nonrecourse to California Coastal Communities, Inc. The loans are secured by first trust deeds and bear an interest rate of prime plus one-fourth or prime plus one-half percent (3.5% to 3.75% at December 31, 2008). The Lancaster and Hellman loan facilities currently bear interest at the default rate of 10.25% and have minimum interest rates of 7.25%. During the year ended December 31, 2008, Hearthside Homes, Inc. and its subsidiaries did not enter into any new loan facilities.

        The following amounts were available and outstanding under these loan facilities as of December 31, 2008 and 2007 ($in millions):

						Outstanding at December 31,
	Amount of Facility			Number of Lots	Maturity Date
			Lender			2008	2007
Ontario	$—		Comerica Bank	—	n/a	$—	$2.6
Lancaster	14.0	(1)	IndyMac Federal Bank	60	9/30/08	2.7	4.2
Corona-Hellman	54.5	(1)	Third party investor(2)	142	1/7/09	29.2	32.1
Beaumont	17.9		Comerica Bank	72	9/17/09	7.0	9.9

						$38.9	$48.8

(1)
The Lancaster and Corona-Hellman loan facilities are currently in default as discussed below.

(2)
IndyMac Federal Bank sold the Corona-Hellman loan facility to a third party investor in December 2008.

        During July 2008, a subsidiary of Hearthside Homes repaid the Ontario loan in full.

        A subsidiary of Hearthside Homes is currently in default on the Corona-Hellman loan facility for development of the Hearthside Lane project ("Hellman Loan") as a result of not making the required interest payments since October 2008. The subsidiary made all interest payments required to be made through September 30, 2008 and ceased making payments beginning in October, at which time the subsidiary received a notice of event of default from the lender, IndyMac Federal Bank, informing the subsidiary that it intends to accelerate the loan, which it declared immediately due and payable. The loan is nonrecourse to California Coastal Communities, Inc.; however, the subsidiary's parent, Hearthside Homes, Inc., guaranteed payment of the debt. During the third quarter of 2008, in accordance with EITF 91-2 and a FASB staff interpretation thereof, the Company reduced the carrying value of the Hearthside Lane real estate project to its estimated fair value (see Note 3).

        A subsidiary of Hearthside Homes is also in default on the Lancaster loan facility which matured on September 30, 2008 for development of the Las Colinas project. The subsidiary made all interest payments required to be made through September 30, 2008 and ceased making payments beginning in October. The loan is nonrecourse to California Coastal Communities, Inc.; however, the subsidiary's parent, Hearthside Homes, Inc., guaranteed payment of the debt. During the third quarter of 2008, in accordance with EITF 91-2 and a FASB staff interpretation thereof, the Company reduced the carrying value of the Las Colinas real estate project to its estimated fair value (see Note 3). During January 2009, a home closed escrow at the Las Colinas project resulting in a loan repayment of approximately $285,000 and the final completed model home is available for sale.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Project Debt (Continued)

        On December 22, 2008, IndyMac Federal Bank sold the Hellman Loan to a third party investor and in January 2009 a subsidiary of Hearthside Homes received a notice of event of default. The sale of the loan did not alter any of the terms and conditions of the loan. Hearthside Homes' subsidiary is attempting to negotiate a consensual resolution of the loan default with the new lender, which will likely involve turnover of the property securing the loan to the lender. Hearthside Homes' subsidiary is also continuing to attempt to negotiate a consensual resolution of the Lancaster loan with IndyMac Federal Bank. If the properties are transferred to the lenders in full settlement of the loans without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lenders will agree to consensual resolutions of the loan defaults.

Note 9—Other Liabilities

        Other liabilities were comprised of the following as of December 31 (in millions):

	2008	2007
Accrued pensions and benefits	$5.9	$3.8
Home warranty reserves	1.7	2.3
Contingent indemnity and environmental obligations	1.1	1.3
Capital contribution due to joint venture (see Notes 4 and 5)	0.5	—
Unamortized discount	(0.4)	(0.4)

	$8.8	$7.0

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

	2008	2007
Balance at beginning of period	$2.3	$2.4
Provision	0.3	0.5
Adjustment due to change in estimate	(0.5)	—
Payments	(0.4)	(0.6)

Balance at end of period	$1.7	$2.3

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes

        The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2008	2007	2006
Current taxes	$.1	$—	$0.3
Deferred taxes	(15.0)	(13.0)	3.6
Valuation allowances on deferred tax assets	23.2	—	—

	$8.3	$(13.0)	$3.9

        The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2008	2007	2006
(Benefit) provision for income taxes at statutory rate	$(12.8)	$(11.2)	$3.3
State income taxes, net	(2.1)	(1.8)	0.6
Valuation allowances on deferred tax assets	23.2	—	—

	$8.3	$(13.0)	$3.9

        The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2008	2007
Deferred tax assets:
Accruals/reserves not deductible until paid	$6.0	$3.7
Real estate inventory impairment and other	27.6	12.9
State income tax provisions deductible when paid for federal tax purposes	(1.4)	(0.2)
Net operating loss and alternative minimum tax credit carryforwards	44.4	45.9
Valuation allowances on deferred tax assets	(22.5)	—

	54.1	62.3

Deferred tax liabilities:
Real estate inventories (principally due to accounting for a prior business combination, partially offset by asset revaluations in 1995 and 1997)	17.0	17.9

Net deferred tax assets	$37.1	$44.4

        The net deferred tax balance at December 31, 2008 and 2007 is primarily composed of federal NOLs. During 2008, the Company concluded it was not "more likely than not" that the Company would be able to generate sufficient taxable income in 2008, 2009, 2010 and 2011 to realize certain expiring federal NOLs and recorded valuation allowances of $23.2 million, including $700,000 for NOLs that expired in December 2008. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company's operations, as well as other positive and negative factors that may arise in the future, as it assesses the need for additional valuation allowances against its deferred tax assets. The most critical uncertainties are whether the Company will be able to continue selling homes at its

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets and the timing of recognition of losses on inland properties.

        The federal NOLs available as of December 31, 2008 were approximately $132 million. The amount of federal NOLs which expire if not utilized is $11 million in 2009, $49 million in 2010, $42 million in 2011, zero in 2012 and 2013, and $30 million thereafter.

        The Internal Revenue Code (the "Code") generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate (5.49% as of March 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 23% as of March 16, 2009, as computed in accordance with Section 382. In the event of an ownership change, the Company's use of its NOLs may be limited and the deferred tax assets recorded at December 31, 2008 may not be fully realizable.

        On September 18, 2006, the Company's Board of Directors suspended enforcement of the Company's charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company's $132 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. However, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        During the year ended December 31, 2008, there has been no change in the gross amount of unrecognized tax benefits as a result of tax positions taken during prior or current periods. In addition, there has been no change in unrecognized tax benefits relating to settlements with taxing authorities or lapses of the applicable statute of limitations. Of the Company's unrecognized tax benefits of $5.1 million at December 31, 2008, $100,000 would decrease the Company's effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date. The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of December 31, 2008, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

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

Note 11—Commitments and Contingencies

Real Estate Matters

        The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2008, the Company has no consolidated land option deposits.

        The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects at December 31, 2008. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company's financial position, results of operations or cash flows.

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

Note 11—Commitments and Contingencies (Continued)

California Department of Toxic Substances Control

        In October 2006, the California Department of Toxic Substances Control ("DTSC") filed a civil complaint against the Company's Hearthside Residential Corp. subsidiary ("HRC") in the Federal District Court for the Southern Division of the Central District of California The DTSC's complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties never owned by HRC adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC's remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney's fees.

        Since May 2004, HRC has received invoices from DTSC seeking reimbursement for these costs; however, HRC contends, based upon advice of counsel, that it is not responsible for such costs because neither HRC nor any affiliate ever developed or built the neighboring residential properties, neither HRC nor any affiliate generated the contamination, the contamination did not emanate from the 43-acre site that HRC remediated, and, even if the contamination did emanate from the 43-acre site, it did not do so while HRC owned the site. Furthermore, HRC has also disputed such charges due to the fact that DTSC improperly submitted its bill. The Company's subsidiary is vigorously defending itself in this matter. Therefore, the Company has not accrued for any of DTSC's approximately $1.0 million of claims related to these residential properties.

        Prior to the commencement of trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a "current owner" of the site under applicable law and HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC's appeal and HRC currently expects that once the appellate process commences it could take 12 to 18 months to complete. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site.

        See Note 9 for a discussion of other contingencies.

Lease Obligations

        For the years ended December 31, 2008, 2007, and 2006, the Company incurred rents for corporate facilities of approximately $335,000, $289,000, and $243,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2009, 2010, and 2011 are approximately $340,000, $353,000, and $367,000, respectively. Thereafter such amounts are zero.

Corporate Indemnification Matters

        The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company's previously affiliated companies. The Company believes its consolidated balance sheet reflects adequate reserves for these matters

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Retirement Plans

        The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for certain matching contributions paid in cash by the Company to non-highly compensated employees, as defined in the Code. Plan participants are immediately vested in their own contributions, while Company contributions vest over a 6-year period. For the years ended December 31, 2008, 2007, and 2006, the Company's contributions to the 401(k) plan were not material.

        The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2008	2007	2006
Service cost	$—	$—	$—
Interest cost	0.3	0.3	0.3
Expected return on assets	(0.3)	(0.3)	(0.3)
Net amortization and deferral	0.1	0.1	0.1

Net periodic pension expense	$0.1	$0.1	$0.1

        The Company estimates that net periodic pension cost for 2009 will be approximately $400,000.

        The development of the projected benefit obligation for the plan at December 31, 2008 and 2007 is based on the following assumptions:

	2008	2007
Measurement date	12/31/08	12/31/07
Discount rate	6.35%	6.20%
Expected long-term rate of return	8.00%	8.00%

        During 2008, the assumption regarding long-term return on plan assets was 8%, unchanged from the prior year. The Company considers both historical and expected long-term rates, taking into account current and recent market conditions, to determine its assumption. While the Company gives appropriate consideration to recent performance, the Company's assumption regarding long-term rate of return represents a long-term perspective.

  Plan asset information:

	Target Allocation 2009	Allocation 2008	Allocation 2007
Equity securities	98%	99%	94%
Debt securities	0%	0%	0%
Cash	2%	1%	6%

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Retirement Plans (Continued)

        The funded status and accrued pension cost at December 31, 2008 and 2007 for the defined benefit retirement plan were as follows (in millions):

	2008	2007
Benefit obligation:
Benefit obligation at beginning of year	$5.9	$6.2
Service cost	—	—
Interest cost	0.3	0.3
Actuarial loss	0.3	—
Change in assumptions	—	—
Benefits paid	(0.5)	(0.5)
Administrative expenses paid	(0.1)	(0.1)

Benefit obligation at end of year	$5.9	$5.9

Plan assets:
Fair value of plan assets at end of prior year	$4.4	$4.6
Net (loss) return on plan assets	(1.8)	0.2
Assets contributed to plan	0.2	0.2
Benefits paid	(0.5)	(0.5)
Administrative expenses paid	(0.1)	(0.1)

Fair value of plan assets at end of year	$2.2	$4.4

Funded status	$(3.7)	$(1.5)
Unrecognized net actuarial loss	4.7	2.4

Prepaid benefit cost	1.0	0.9
Additional minimum liability charged to other comprehensive loss	(4.7)	(2.4)

Accrued benefit liability	$(3.7)	$(1.5)

        The Company estimates that benefit payments will be approximately $550,000 for each of the next five years, and an aggregate of $2.5 million for the five fiscal years thereafter. The Company estimates that it will contribute approximately $300,000 to the plan in 2009.

        The $2.8 million and $1.4 million balance of accumulated other comprehensive loss as of December 31, 2008 and 2007, respectively, reflects the additional minimum liability of $4.7 million and $2.4 million, respectively, net of prepaid pension costs. The amount of the accrued benefit liability is reflected in other liabilities.

Note 13—Stockholders' Equity

Common Stock

        During October 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued under certain circumstances. The effect of the amendments is to prohibit the acquisition of the

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stockholders' Equity (Continued)

Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $132 million of NOLs (see Note 10). While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. The Company's Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company's common stock and authorizes such transactions which are not expected to jeopardize the Company's ability to use its NOLs.

        On September 18, 2006, the Company's Board of Directors suspended enforcement of the Company's charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company's $132 million of NOLs. While the Company remains subject to the Internal Revenue Code's section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. With the commencement of sales at Brightwater and ongoing development, and the related built-in-gain of the project, the Company believes it will fully utilize its NOLs as reserved within the next five years. If an ownership change does occur; however, the Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

        At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares. At the May 2004 Annual Meeting, the Company's shareholders approved an increase in authorized shares of both Common and Excess Stock from 11,000,000 shares to 13,500,000 shares.

        On January 1, 2007, the Company adopted FIN 48 as described in Note 10. The adoption of FIN 48 resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy.

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

        A special dividend of $12.50 per share, totaling $135.7 million, was paid to the holders of the Company's common stock on September 28, 2006. This special dividend reduced additional paid-in capital by $135.7 million and was funded primarily by borrowings under the $125 million Senior Secured Term Loan described in Note 7.

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

        In January 2008 and 2009, the Company issued a total of 15,817 shares and 125,000 shares, respectively, of its common stock to four independent directors in 2008 and three independent directors in 2009, under the Director Fee Program, which is a component of the 1993 Plan. These restricted shares vest at a rate of 25% per quarter during 2008 and 2009, respectively. On October 16, 2008, one of the Company's independent directors resigned from the Board and forfeited 878 unvested restricted shares.

        The Company did not grant any options during 2007 or 2008. The Company granted 10,000 options in the year ended December 31, 2006 with a fair value of $90,000. Each grant vests 50% after one year and 100% after two years, and the options have a term of 10 years. Pursuant to SFAS 123(R), the Company recorded $96,000, $123,000, and $75,000 of compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, which is reflected in additional paid-in capital.

        A summary of the status of the Company's 1993 plan for the years ended December 31, 2008, 2007 and 2006 follows:

	2008				2007				2006
	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)		17,500	$21.58	(a)		699,996	$4.89
Granted	—	$—			—	$—			10,000	$34.62
Exercised	(—)	$—			(—)	$—			(692,496)	$4.58

Outstanding, December 31	17,500	$21.58	(a)	7.1 years	17,500	$21.58	(a)	8.1 years	17,500	$21.58	(a)	9.1 years

Fully vested and exercisable at December 31	17,500	$21.58	(a)	7.1 years	12,500	$21.37	(a)	7.9 years	2,500	$24.57	(a)	8.6 years

Available for future grants at December 31	346,794				361,733				364,988

(a)
Adjusted for special dividend of $12.50

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stock Plan (Continued)

        As of December 31, 2008, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 7.1 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at December 31, 2008 was zero. Following the January 2009 issuance of 125,000 shares of restricted stock under the Director Fee Program, there are 221,794 options available for future grants.

        The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Similar to SFAS 123, which the Company adopted in 2003, SFAS 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. For tax purposes, the Company expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when stock options are exercised. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123(R) and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, "Accounting for Income Taxes." The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless the Company has an available additional paid-in capital pool ("APIC Pool"), as defined pursuant to SFAS 123(R). The Company is required to assess whether there is an available APIC Pool when the stock options are exercised or expire.

        SFAS 123(R) also amends SFAS 95, "Statement of Cash Flows," to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

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

        The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the "Option Model"). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company's estimate of expected term is determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company's stock in accordance with guidance provided in SFAS 123(R) and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company's stock options.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stock Plan (Continued)

        The weighted-average assumptions used for stock option grants in December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Risk-free interest rate	n/a	n/a	5.0%
Expected life (in years)	n/a	n/a	4
Expected volatility	n/a	n/a	28.0%
Expected dividends	n/a	n/a	None

Note 15—Unaudited Quarterly Financial Information

        The following is a summary of quarterly financial information for 2008 and 2007 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2008
Revenues	$5.0	$10.4	$13.9	$16.7	$46.0
Cost of sales(a)	3.9	13.2	39.7	11.9	68.7
Gross operating profit (loss)	1.1	(2.8)	(25.8)	4.8	(22.7)
Net loss(b)	(0.7)	(3.1)	(21.1)	(19.8)	(44.7)
Other comprehensive loss	—	—	—	(1.4)	(1.4)
Loss per common share—basic and diluted	$(0.06)	$(0.28)	$(1.94)	$(1.82)	$(4.10)
Weighted-average common shares outstanding:
Basic and diluted	10.9	10.9	10.9	10.9	10.9
2007
Revenues	$12.2	$4.2	$5.2	$25.4	$47.0
Cost of sales(c)	15.4	3.9	33.0	20.8	73.1
Gross operating (loss) profit	(3.2)	.3	(27.8)	4.6	(26.1)
Net (loss) income	(3.0)	(0.4)	(17.5)	2.0	(18.9)
Other comprehensive income	—	—	—	0.1	0.1
(Loss) earnings per common share—basic and diluted	$(0.28)	$(0.04)	$(1.61)	$0.18	$(1.73)
Weighted-average common shares outstanding:
Basic and diluted	10.9	10.9	10.9	10.9	10.9

(a)
Cost of sales includes impairment charges of $5.0 million, $29.1 million and $900,000 for the second, third and fourth quarters of 2008, respectively.

(b)
Net loss for the 2008 periods includes $4.6 million of joint venture investment losses in the fourth quarter and full year and valuation allowances for deferred tax assets of $4.5 million, $18.7 million and $23.2 million for the third quarter, fourth quarter and full year, respectively.

(c)
Cost of sales includes impairment charges of $4.0 million and $28.0 million for the first and third quarters, respectively, of 2007.