Form 10-Q
period 2009-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2009-05-15
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2009 there were 10,995,902 shares of Common Stock, par value $.05 outstanding

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

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

These forward-looking statements include, but are not limited to:

•                  our ability to create stockholder value;

•                  potential inability to comply with covenants in our debt agreements;

•                  our ability to successfully complete any restructuring of our indebtedness;

•                  economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

•                  continued or increased downturn in the homebuilding industry;

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

•                  the timing and outcomes of regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new communities;

•                  the ability to secure materials and subcontractors;

•                  the ability to produce the liquidity and capital necessary to service our debt, fund operations, and expand and take advantage of future opportunities;

•                  our cost of and ability to access additional capital;

•                  our ability to realize the value of our net operating loss carry forwards;

•                  our ability to continue relationships with current or future partners;

•                  the effectiveness and adequacy of our disclosure and internal controls;

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis, inflation and the recession; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes and declining home prices, among other things; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors” and the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2008. You should also read the following “Consolidated Financial Statements” and the related notes.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$8.4	$2.3
Restricted cash	3.7	5.4
Real estate inventories	250.9	260.7
Deferred tax assets	29.4	37.1
Other assets, net	5.4	7.0

	$297.8	$312.5
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4.9	$5.0
Senior secured project revolver	77.5	74.4
Senior secured term loan	105.6	107.4
Model home financing	22.5	22.5
Other project debt	11.7	38.9
Other liabilities	8.9	8.8

Total liabilities	231.1	257.0

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 and 10,870,902 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.4	59.4
Retained earnings (accumulated deficit)	9.6	(1.6)
Accumulated other comprehensive loss	(2.8)	(2.8)
Total stockholders’ equity	66.7	55.5

	$297.8	$312.5

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Homebuilding	$12.8	$5.0

Costs of sales:
Homebuilding	8.8	3.9
Loss on impairment of real estate inventories	3.2	—
	12.0	3.9

Gross operating profit	.8	1.1

Selling, general and administrative expenses	1.5	1.6
Interest expense	.7	—
Gain on debt restructuring	(20.7)	—
Other expense, net	.4	.6

Income (loss) before income taxes	18.9	(1.1)

Income tax expense (benefit)	7.7	(.4)

Net income (loss)	$11.2	$(.7)

Net earnings (loss) per common share:

Basic and diluted	$1.02	$(.06)

Common equivalent shares:

Basic and diluted	11.0	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$11.2	$(0.7)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on debt restructuring (Note 8)	(20.7)	—
Model homes depreciation	.1	—
Stock-based compensation expense	—	.1
Distributions from unconsolidated joint ventures	—	.1
Equity in earnings of unconsolidated joint ventures	—	(.1)
Loss on change in fair value of derivative instrument	—	.5
Deferred taxes	7.7	(.4)
Gains on sales of real estate inventories	(4.0)	(1.1)
Loss on impairment of real estate inventories	3.2	—
Proceeds from sale of real estate inventories, net	12.5	4.9
Investments in real estate inventories	(7.6)	(12.3)
Changes in assets and liabilities:
Decrease in other assets	1.2	.1
Increase (decrease) in accounts payable, accrued and other liabilities	1.9	(2.7)

Cash provided by (used in) operating activities	5.5	(11.6)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(.1)
Change in restricted cash	—	.1

Cash provided by investing activities:	—	—

Cash flows from financing activities:
Borrowings of senior secured project revolver	13.2	10.5
Repayments of senior secured project revolver	(10.1)	(19.5)
Repayments of senior secured term loan	(1.8)	(.8)
Borrowings of other project debt	—	.7
Repayments of other project debt	(.5)	(2.2)
Deferred financing costs	(.2)	(.2)

Cash provided by (used in) financing activities	.6	(11.5)

Net increase (decrease) in cash and cash equivalents	6.1	(23.1)

Cash and cash equivalents - beginning of period	2.3	24.3

Cash and cash equivalents - end of period	$8.4	$1.2

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$.1	$—

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$.6	$.3
Decrease in project debt and accrued liabilities due to debt restructuring	$28.7	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Intercompany accounts and transactions have been eliminated.

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

Note 2 - Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. Certain of the Company’s wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which the Company has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further described in Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether new or modified financings can be obtained, if needed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. The current national credit market crisis presents uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 5, 6 and 8 for further discussion.

The Company depends on cash flows generated from operations and available borrowing capacity to fund its Brightwater development, debt service requirements and working capital requirements. However, the Company’s ability to continue to fund these items and to reduce debt is affected by continued difficulties in the homebuilding industry and the severe weakening of the economy. The downturn in the housing market continues to result in reduced home sales, sharp declines in home prices and difficulties for homebuyers in obtaining mortgage financing, which in turn affects the Company’s ability to sell homes. The Company currently expects to deliver 25 to 30 homes at Brightwater during the remaining nine months of 2009 (in addition to the five homes delivered at Brightwater in the first quarter). This level of homes sales would generate sufficient cash flow to meet the loan repayment requirements through December 31, 2009, as set forth in Notes 5 and 6; however, there can be no assurance that the Company’s sales projections will be realized or that the Company will otherwise generate cash flows sufficient to satisfy its obligations. As a result of the debt repayments made in connection with the sale and leaseback transaction, as well as home deliveries and additional borrowings through May 11,

2009, the Company has met its loan repayment requirements through September 30, 2009, excluding additional amounts that may be borrowed through September 30, 2009. The Company’s current projections support its belief that it will be able to satisfy its debt obligations and be in compliance with its debt covenants throughout 2009. In the event of noncompliance due to continuing deterioration in the homebuilding industry and related impact on home closings, the Company believes that it will be able to obtain a covenant or default waiver from the lender group, or will be able to successfully amend the covenants to avoid any defaults through December 31, 2009. Therefore, to the extent that the Company experiences a shortfall in Brightwater home deliveries, it does not expect any such shortfall to impair its liquidity position until December 31, 2009, when $25.0 million of loan repayments come due. In the event of a shortfall, there are a number of alternatives which the Company could pursue. Among these alternatives are scaling back construction in order to reduce expenditures, negotiating further amendments to the Company’s credit agreements to defer a portion of the amortization payments due by December 31, 2009, or raising additional debt or equity capital.

Based on current projections of Brightwater closings during the 12 months ending March 31, 2010, and due to the additional $25 million in loan repayments due on March 31, 2010, there is substantial doubt that the Company will be able to meet its debt obligations on March 31, 2010 from cash generated by operations. In addition, the Company does not expect to be able to repay the revolving loan by its maturity date of June 30, 2010. Therefore, during the fourth quarter of 2009 or the first quarter of 2010, the Company expects to negotiate revisions to the loan covenants and timing of commitment reductions for the Company’s loans, and an extension of the maturity date of the revolving loan to accommodate the expected sales pace of the Brightwater project.  In addition, the Company continues to examine financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, further restructuring of its debt, equity offerings and issuances of new debt. There can be no assurance that amended or future borrowings will be available to the Company in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs if the Company does not close escrow on enough homes during the 12 months ending March 31, 2010.

The Company will continue to pursue and evaluate various financing alternatives, including further amendments to its revolving and term loans.  The Company does not believe that its cash, cash equivalents and future real estate sales proceeds will be sufficient to meet anticipated operating and project development costs for Brightwater and general and administrative expenses for the next 12 months, particularly those debt obligations due on March 31, 2010, unless the Company is successful in amending and extending the terms of its revolving loan and term loan, or obtaining new financing.

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

During the three months ended March 31, 2009 and 2008, the Company recorded inland project impairment charges totaling $3.2 million and zero, respectively. See Note 3 – Real Estate Inventories.

In accordance with SFAS 144, in developing estimated future cash flows for impairment testing for its real estate inventories, the Company has incorporated its own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories. The Company’s assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company’s estimates of future cash flows. For those communities deemed to be impaired, the Company determines fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

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

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the Company’s senior secured project revolver and senior secured term loan approximate fair value as of March 31, 2009 given the September 2008 amendments and the frequency of the LIBOR and prime margins repricings. The carrying amounts of the project debt approximate fair value given its current maturities.

The following table summarizes the Company’s fair value measurements at March 31, 2009 (in millions):

Description	Fair Value Hierarchy	Fair Value at March 31, 2009	Impairment Charges for the Three Months Ended March 31, 2009
Real estate inventories	Level 3	$3.0	$3.2

In accordance with SFAS 144, real estate inventories with a carrying value of $6.2 million were determined to be impaired during the three months ended March 31, 2009, and were written down to their estimated fair value of $3.0 million, resulting in an impairment charge of $3.2 million. See “Impairment of Real Estate Inventories” above and Note 3 – Real Estate Inventories.

Income Taxes

The Company accounts for income taxes on the liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is “more likely than not” that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company evaluates on a quarterly basis, whether a valuation allowance should be established based on its determination of whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company’s actual tax results and its future business results may affect the amount of the Company’s deferred tax liabilities or the valuation of its deferred tax assets over time.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and its future projected income. If the Company’s results of operations are more or less than projected and there is objectively verifiable evidence to support the realization of a different amount of its deferred tax assets, an adjustment to the Company’s valuation allowance may be required to reflect greater expected utilization or further reduce or eliminate the Company’s deferred tax assets.

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

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP 157-4 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FSP 157-4 and to quantify its effects, if practicable. FSP 157-4 applies to all fair value measurements when appropriate. FSP 157-4 must be applied prospectively and retrospective application is not permitted. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-4 will have on its results of operations, financial position, and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP 107-1 will have on its results of operations, financial position, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities required by Statement No. 133. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), which clarifies and expands the accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 requires that net income attributable to the parent and the noncontrolling interest be reported on the face of the consolidated statement of income and that a noncontrolling interest be presented in the consolidated statement of financial position within equity.  The adoption of SFAS 160 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delayed for one year the applicability of SFAS 157’s fair value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as it applies to financial assets and liabilities on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The adoption of SFAS 157 and FSP 157-2 did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater in coastal Orange County and three inland communities in Riverside and Los Angeles counties. As of March 31, 2009, real estate inventories aggregated 524 lots and homes, including 26 model homes, 15 standing inventory homes completed and unsold, three homes completed and in escrow, and five homes under construction and in escrow. Real estate inventories at March 31, 2009 included $238.4 million recorded for 302 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. An additional $12.5 million in real estate inventories is recorded for 205 lots and homes at the Company’s subsidiaries’ various inland projects. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

On March 31, 2009, a subsidiary of Hearthside Homes completed a deed-in-lieu transaction for the Hearthside Lane project in the City of Corona with the investor that had acquired the project loan secured by the property from IndyMac Federal Bank. The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven homes which secure the remaining note balance of $2.5 million. See Note 8 for additional discussion.

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

The Company began selling homes at The Trails and The Sands in August 2007 and began delivering homes for these products during December 2007. Construction of models for the larger two products, The Cliffs and The Breakers, was completed in January 2008. In February 2008, the Company began selling homes to homebuyers who had previously registered on the Brightwater priority list. The Company held a grand opening for these products in March 2008 and began delivering homes at The Cliffs and The Breakers neighborhoods during the third quarter of 2008.

The Company recorded inland project impairment charges totaling $3.2 million and zero during the three months ended March 31, 2009 and 2008, respectively. The impairment charge recorded during the first quarter of 2009 relates to a subsidiary’s Woodhaven project in Beaumont, California and reflects recent sales price reductions by large competitors and the Company’s current intention to attempt to negotiate a short-sale for the property in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, “Debtor’s Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage” (“EITF 91-2”), and a FASB staff interpretation thereof, the Company reduced the carrying value of the Woodhaven real estate project to its estimated fair value during the first quarter of 2009. If the Woodhaven project is transferred to the lender in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended March 31,
	2009	2008
Capitalized interest, beginning of period	$37.3	$26.2
Interest incurred and capitalized	4.0	4.0
Charged to cost of sales	(1.4)	(.6)
Charged to gain on debt restructuring	(4.2)	—
Capitalized interest, end of period	$35.7	$29.6

Note 5 – Senior Secured Project Revolver

On September 30, 2008, the Company entered into the third amendment to the $100 Million Senior Secured Revolving Credit Agreement with KeyBank National Association, as a lender and as agent for the other loan syndicate members (the “Revolving Loan”). The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company’s material subsidiaries.

As of March 31, 2009 and December 31, 2008, $77.5 million and $74.4 million, respectively, was outstanding under the Revolving Loan at weighted average rates of 3.81% and 5.09%, respectively, based upon the Company’s elected rates. As of March 31, 2009, the undrawn availability was $9.5 million. Outstanding advances currently bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three months ended March 31, 2009 and 2008 was $1.2 million and $900,000, respectively, at weighted-average interest rates of 3.80% and 5.64%, respectively. As of May 11, 2009, the Revolving Loan weighted average interest rate is 3.65%. Rate options based on the Prime rate and various LIBOR terms are available. Currently, one syndicate member holding 12% of the loan is in default. The terms of the facility prevent a defaulting member from receiving repayments and due to frequent repayments related to home deliveries, this has not affected the Company’s ability to draw funds as needed.

During March 2009, the Company exercised its option to extend the Revolving Loan maturity from September 15, 2009 to June 30, 2010. The Revolving Loan is subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. These mandatory repayments are applicable to the commitment reductions set forth below. The commitment amount under the Revolving Loan reduces to zero by the final maturity as follows (in millions):

Date	Commitment Reduction	Commitment
March 31, 2009		$87.0
June 30, 2009	$—	87.0
September 30, 2009	7.0	80.0
December 31, 2009	10.0	70.0
March 31, 2010	10.0	60.0
June 30, 2010	60.0	—

During the three months ended March 31, 2009, the Company delivered five homes at Brightwater and made mandatory repayments on the Revolving Loan of $1.2 million. As of March 31, 2009, the Company has made cumulative mandatory repayments for the Revolving Loan of $13.0 million, reflecting 54 homes delivered to date, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008. Availability under the $100.0 million Revolving Loan has been reduced to $87.0 million.

As of March 31, 2009 and December 31, 2008, approximately $1.2 million and $1.4 million, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  A leverage covenant that prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio of 2.5 to 1.0. The calculation of the covenant excludes impairment charges related to the Hearthside Lane project in Corona and the Las Colinas project in Lancaster and valuation allowances on deferred tax assets.

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Revolver Loan debt outstanding to borrowing base value from exceeding a maximum ratio:

Reporting Period	Maximum Loan-to-Value Ratio
Through September 29, 2009	40%
September 30, 2009 through March 30, 2010	35%
March 31, 2010 and thereafter	30%

•                  A minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

As of March 31, 2009, the Company’s consolidated total liabilities are $231.1 million, tangible net worth after excluding the 2008 Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $105.6 million and the leverage ratio is 2.19. The loan-to-value ratio is 27% and the Company is in compliance with the covenants of the Revolving Loan as of March 31, 2009.

The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. The Company does not expect to be able to meet its mandatory principal repayments due on March 31, 2010 or fully re-pay the Revolving Loan by its maturity date on June 30, 2010 from cash flow from operations.  Therefore, the Company expects to restructure the Revolving Loan and the senior secured term loan to accommodate the expected sales pace of the Brightwater project during the fourth quarter of 2009 or the first quarter of 2010.  There can be no assurance that the Company will be successful in any of these endeavors. The current national crisis in the credit markets presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.

Note 6 – Senior Secured Term Loan

On September 30, 2008, the Company entered into the third amendment to the five-year, $125 million Senior Secured Term Loan Agreement with KeyBank National Association, as a lender and as agent for the other loan syndicate members (the “Term Loan”). The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding.  In January 2009, a major shareholder of the Company purchased 6% of the Term Loan from certain members of the loan syndicate.

As of March 31, 2009 and December 31, 2008, $105.6 million and $107.4 million, respectively, was outstanding under the Term Loan at rates of 5.07% and 6.38%, respectively, based upon the Company’s elected rates. The outstanding balance currently bears interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three months ended March 31, 2009 and 2008 was $1.7 million and $2.0 million, respectively, at weighted-average interest rates of 5.07% and 6.46%, respectively. As of May 11, 2009, the Term Loan interest rate is 4.39%. Rate options based on Prime rate and various LIBOR terms are available.

The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter.

These mandatory repayments are applicable to the commitment reductions set forth below. Debt repayments are due as follows until the final maturity on September 15, 2011 (in millions):

Date	Commitment Reduction	End of Period Commitment
March 31, 2009		$105.6
June 30, 2009	$—	105.6
September 30, 2009	.6	105.0
December 31, 2009	15.0	90.0
March 31, 2010	15.0	75.0
June 30, 2010	10.0	65.0
September 30, 2010	15.0	50.0
December 31, 2010	12.5	37.5
March 31, 2011	12.5	25.0
June 30, 2011	12.5	12.5
September 15, 2011	12.5	—

During the three months ended March 31, 2009, the Company delivered five homes at Brightwater and made mandatory repayments on the Term Loan of $1.8 million. As of March 31, 2009, the Company has made cumulative mandatory repayments for the Term Loan of $19.4 million, reflecting 54 homes delivered to date, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008. Availability under the $125.0 million Term Loan has been reduced to $105.6 million.

As of March 31, 2009 and December 31, 2008, approximately $2.7 million and $3.1 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered.

Under the Term Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  A leverage covenant that prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio of 2.50 to 1.0. The calculation of the covenant excludes impairment charges related to the Hearthside Lane project in Corona and the Las Colinas project in Lancaster and valuation allowances on deferred tax assets.

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio:

Reporting Period	Maximum Loan-to-Value Ratio
Through December 30, 2009	70%
December 31, 2009 through March 30, 2010	65%
March 31, 2010 through September 29, 2010	60%
September 30, 2010 and thereafter	45%

•                  An interest coverage covenant which prohibits the Company’s ratio of EBITDA to interest incurred from being less than the following:

Period	Minimum Coverage Ratio
March 31, 2009 through June 29, 2009	1.00 to 1.00
June 30, 2009 through September 29, 2009	1.25 to 1.00
September 30, 2009 through December 30, 2009	1.50 to 1.00
December 31, 2009 and thereafter	2.00 to 1.00

•                  A minimum consolidated tangible not worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

As of March 31, 2009, the Company’s consolidated total liabilities are $231.1 million, tangible net worth after excluding the 2008 Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $105.6 million and the leverage ratio is 2.19. The loan-to-value ratio is 63% and the Company is in compliance with covenants of the Term Loan as of March 31, 2009.

The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. The Company does not expect to be able to make the mandatory repayments due on March 31, 2010 under the Term Loan and the Revolving Loan. Should the Company be unable to make the required repayments set forth above it will attempt to negotiate deferrals of commitment reduction amounts of the loans to accommodate the expected sales pace of the Brightwater project There can be no assurance that the Company will be successful in any of these endeavors. Current credit market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.

Note 7—Model Home Financing

On December 31, 2008, the Company entered into a sale-leaseback transaction for 17 model homes at its Brightwater project with an unrelated third party investor for $25.0 million, consisting of $22.5 million cash, $2.0 million deferred and payable in two years provided there has not been a significant decrease in the value of the model homes, and $500,000 payable for conversion of the model homes for sale to homebuyers upon termination of the lease agreement. The Company has an option to repurchase the model homes after at least 90% of the homes of the respective model type have sold, but no earlier than January 1, 2011. If the Company does not repurchase the models, after the lessor receives a 16% internal rate of return, the Company is entitled to receive 75% of any profit resulting from the sale of the models at the end of the lease. Due to the Company’s repurchase option and profit participation which constitute continuing interest, and in accordance with SFAS 98, “Accounting for Leases,” the Company accounted for the transaction as a financing transaction rather than as a sale and recorded model home financing debt of $22.5 million.

The Company utilized $10.2 million of the model home financing proceeds to make mandatory repayments under the senior secured revolving credit agreement and senior secured term loan with KeyBank National Association, thereby reducing the payments that would have been due in 2009. The Company used an additional $10.7 million of the proceeds to reduce the balance outstanding under the revolving credit agreement, which amount can be re-borrowed under the terms of the agreement. See Notes 5 and 6 for additional discussion.

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

The model home lease allowed the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. As required by the lease agreement, the Company prepaid six months of rent totaling $1.6 million on December 31, 2008 and will make monthly rent payments thereafter of $262,500 per month beginning July 2009 through December 2010, and $279,167 per month in 2011. As of March 31, 2009, approximately $800,000 of prepaid rent is included in other assets and is amortized monthly through June 2009. The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2009	$1.6
2010	3.2
2011	3.3
Total	$8.1

Note 8 – Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, entered into construction loan agreements with commercial banks. These loan facilities finance a portion of land acquisitions and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity by Hearthside Homes, Inc., however these loans are nonrecourse to California Coastal Communities, Inc. The loans are secured by first trust deeds and bear an interest rate of prime to prime plus one-half. The Lancaster loan facility currently bears interest at the default rate of 10.25% and has a minimum interest rate of 7.25%. During the three months ended March 31, 2009, Hearthside Homes, Inc. and its subsidiaries did not enter into any new loan facilities.

The following amounts were available and outstanding under these loan facilities as of March 31, 2009 and December 31, 2008 ($ in millions):

			Interest				Outstanding at
	Amount of Facility		Rate at 3/31/09	Lender	Number of Lots	Maturity Date	March 31, 2009	December 31, 2008

Lancaster	$14.0	(1)	10.25%	IndyMac Federal Bank/ OneWest of California	55	9/30/08	$2.4	$2.7
Beaumont	17.9		3.50%	Comerica Bank	70	9/17/09	6.8	7.0
Corona-Hellman	2.5		3.25%	Third party investor (2)	7	3/31/10	2.5	29.2

							$11.7	$38.9

(1)          The Lancaster loan facility is currently in default as discussed below.

(2)          IndyMac Federal Bank sold the Corona-Hellman loan facility to a third party investor in December 2008.

On March 31, 2009, a subsidiary of Hearthside Homes, Inc. completed a deed-in-lieu transaction with a third party investor that acquired the Corona-Hellman loan facility (“Hellman Loan”) from IndyMac Federal Bank in December 2008.  As a result of this transaction, the Company recognized a pre-tax gain on debt restructuring of $20.7 million. The transaction was accounted for in accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and the gain was determined as follows (in millions):

Net book value of real estate inventories	$6.2
Restricted cash assigned to investor	1.7
Transaction costs	0.1
Total consideration	8.0
Debt balance at March 31, 2009	26.7
Accrued interest and property taxes	2.0
Carrying amount of debt settled in full	28.7
Gain on debt restructuring	$(20.7)

The Hellman Loan is nonrecourse to California Coastal Communities, Inc.; however, Hearthside Homes guaranteed payment of the debt. The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven completed homes which secure the remaining note balance of $2.5 million. The modified note bears interest at the prime rate and matures on March 31, 2010. Subject to certain conditions, after all seven homes have been sold, the guaranty of this debt by Hearthside Homes will be released and any remaining balance on the $2.5 million note will be cancelled. The subsidiary also assigned $1.7 million of restricted cash related to the project to the investor as part of the transaction.  As of May 11, 2009, the subsidiary has entered into sales contracts for two homes and accepted sale reservations for the five model homes.

A subsidiary of Hearthside Homes is currently in default on a loan facility which matured on September 30, 2008 for development of the Las Colinas project in Lancaster. The subsidiary made all interest payments required to be made through September 30, 2008 and ceased making payments thereafter. The loan is nonrecourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. During the third quarter of 2008, in accordance with EITF 91-2 and a FASB staff interpretation thereof, the Company reduced the carrying value of the Las Colinas real estate project to its estimated fair value. During January 2009, the Company delivered one home at the Las Colinas project resulting in a loan repayment of $291,000 and the final completed model home is available for sale.

Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the Lancaster loan with OneWest of California, which recently acquired IndyMac Federal Bank. Any such resolution will likely involve turnover of the property (one completed home and 54 finished lots) securing the loan to the lender. If the property is transferred to the lender in full settlement of the loan without further recourse or obligation, the Company expects to recognize a nominal gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution of the loan default.

A subsidiary of Hearthside Homes is currently engaged in discussions with the lender for its Woodhaven project in Beaumont, California. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve turnover of the property securing the loan to the lender. In accordance with EITF 91-2, and a FASB staff interpretation thereof, the Company reduced the carrying value of the Woodhaven real estate project to its estimated fair value during the first quarter of 2009. If the Woodhaven project is transferred to the lender in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

Note 9 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	March 31, 2009	December 31, 2008
Accrued pensions and benefits	$5.9	$5.9
Home warranty reserves	1.7	1.7
Contingent indemnity and environmental obligations	1.1	1.1
Capital contribution due to joint venture	0.5	0.5
Unamortized discount	(.3)	(.4)
	$8.9	$8.8

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

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$1.7	$2.3
Provision	—	—
Adjustment due to change in estimate	—	(.1)
Payments	—	(.1)
Balance at end of period	$1.7	$2.1

Note 10 - Income Taxes

The following is a summary of the tax expense (benefit):

	Three Months Ended March 31,
	2009	2008
Current taxes	$—	$—
Deferred taxes	7.7	(.4)
Income tax expense (benefit)	$7.7	$(.4)

The net deferred tax balance at March 31, 2009 and December 31, 2008 is primarily composed of federal net operating losses (“NOLs”). During 2008, the Company concluded it was not “more likely than not” that the Company would be able to generate sufficient taxable income in 2008, 2009, 2010 and 2011 to realize certain expiring federal NOLs and recorded valuation allowances of $23.2 million, including $700,000 for NOLs that expired in December 2008. While the Company expects to report profitable operations for 2009, it expects to report a taxable loss due to tax losses recognized upon property dispositions. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company’s operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets. The most critical uncertainties are whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets and the timing of dispositions of inland properties and the related recognition of losses for tax reporting purposes.

The federal NOLs available as of March 31, 2009 were approximately $151 million. The amount of federal NOLs which expire if not utilized is $11 million in 2009, $49 million in 2010, $42 million in 2011, zero in 2012 and 2013, and $49 million thereafter.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.61% as of May 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 21% as of April 30, 2009, as computed in accordance with Section 382. In the event of an ownership change, the Company’s use of its NOLs may be limited and the deferred tax assets recorded at March 31, 2009 may not be fully realizable.

In September 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $151 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. However, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

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

Of the Company’s unrecognized tax benefits of $5.1 million at March 31, 2009, $100,000 would decrease the Company’s effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within twelve months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of March 31, 2009, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The years 2005 through 2008 and the years 2004 through 2008 remain open for Federal and California purposes, respectively, for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. Except as reserved, the Company expects to utilize Federal NOLs generated between 1994 and 1997 and in 1999, 2006 and 2007 in future years. In addition, the Company expects to utilize California NOL generated in 2007 in future years.

Note 11 - Commitments and Contingencies

Real Estate Matters

The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2009, the Company has no land option deposits.

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects as of March 31, 2009. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings

There are various lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

California Department of Toxic Substances Control

In October 2006, the California Department of Toxic Substances Control (“DTSC”) filed a civil complaint against the Company’s Hearthside Residential Corp. subsidiary (“HRC”) in the Federal District Court for the Southern Division of the Central District of California The DTSC’s complaint requests that HRC pay for approximately $1.0 million of costs incurred by the DTSC, together with interest on that amount, primarily in connection with the oversight and remediation of PCB contamination found on residential properties never owned by HRC adjacent to a 43-acre site where HRC completed the removal of PCB contaminated soil during September 2005. HRC’s remediation process was approved by the DTSC in December 2005 when it issued a final acceptance of the remediation work. The complaint also seeks an order for HRC to pay any future costs which may be incurred in connection with further remediation, together with court costs and attorney’s fees.

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

Prior to the commencement of trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a “current owner” of the site under applicable law. HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC’s appeal and the appellate process commenced. HRC currently expects that it could take 12 to 18 months to complete the appellate process. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site.  Once the appellate process is complete, the parties will return to the District Court within 30 to 60 days to commence a trial.

See Note 9 for a discussion of other contingencies.

Corporate Indemnification Matters

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its consolidated balance sheet reflects adequate reserves for these matters

Note 12 – Stock Plan

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

In January 2009 and 2008, the Company issued a total of 125,000 shares and 15,817 shares, respectively, of its common stock to three independent directors in 2009 and four independent directors in 2008, under the Director Fee Program, which is a component of the 1993 Plan. These restricted shares vest at a rate of 25% per quarter during 2008 and 2009, respectively. On October 16, 2008, one of the Company’s independent directors resigned from the Board and forfeited 878 unvested restricted shares.

The Company did not grant any options during the three months ended March 31, 2009 and 2008. Pursuant to SFAS 123(R), the Company recorded $18,000 and $28,000 of compensation expense during the three months ended March 31, 2009 and 2008, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the three months ended March 31, 2009 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, March 31	17,500	$21.58	(a)	6.85 years

Fully vested and exercisable at March 31	17,500	$21.58	(a)	6.85 years

Available for future grants at March 31	221,794

(a)           Adjusted for special dividend of $12.50

As of March 31, 2009, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 6.85 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at March 31, 2009 was zero. Following the January 2009 issuance of 125,000 shares of restricted stock under the Director Fee Program, there are 221,794 options available for future grants.

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

SFAS 123(R) also amended SFAS 95, “Statement of Cash Flows,” to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

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

Note 13 – Stockholders’ Equity

As of March 31, 2009, total stockholders’ equity is $66.7 million, reflecting beginning stockholders’ equity of $55.5 million and net income of $11.2 million during the three months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains forward-looking statements that involve risks and uncertainties as set forth in “Cautionary Statements About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Actual results may differ materially from those indicated in the forward-looking statements set forth below. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A. Risk Factors” of both our Annual Report on Form 10-K for the year ended December 31, 2008, and below in this Form 10-Q.

Overview of California Coastal Communities, Inc. and Recent Industry Events.

We are a residential land development and homebuilding company with properties owned or controlled primarily in Orange County, California and also in two other Southern California counties (Los Angeles and Riverside). Our primary asset is a 356-home luxury coastal community known as Brightwater in Huntington Beach, California. Our principal activities include:

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

During the first three months of 2009, our homebuilding subsidiary, Hearthside Homes, Inc., completed a deed-in-lieu transaction for the Hearthside Lane project in Corona, California and recognized a pre-tax gain on debt restructuring of $20.7 million. In exchange for a $28.7 million reduction in the loan balance secured by the project, the subsidiary conveyed the remaining 134 finished lots to the lender. The subsidiary retained seven completed homes which secure the remaining note balance of $2.5 million which is due in March 2010. Subject to certain conditions, after all seven homes have been sold, the guaranty of this debt by Hearthside Homes will be released and any remaining balance on the $2.5 million note will be cancelled.  As of May 11, 2009, the subsidiary has entered into sales contracts for two of the homes and accepted sales reservations for the five model homes.

During the first quarter of 2009 we also extended the maturity date on our senior secured revolving credit agreement from September 15, 2009 to June 30, 2010. However, based on current projections of Brightwater closings during the 12 months ending March 31, 2010, and due to the additional $25 million in loan repayments due on March 31, 2010, there is substantial doubt that we will be able to meet our debt obligations on March 31, 2010 from cash generated by operations. In addition, we do not expect to be able to repay the revolving loan by its maturity date of June 30, 2010. Therefore, during the fourth quarter of 2009 or the first quarter of 2010 we expect to negotiate revisions to our loan covenants and the timing of commitment reductions for our loans, and an extension of the maturity date of the revolving loan to accommodate the expected sales pace of the Brightwater project. There can be no assurance that we will be successful in negotiating any such amendments or extensions. In addition, we continue to examine financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, further restructuring of our debt, equity offerings and issuances of new debt. We cannot assure you that amended or future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs if we do not close escrow on enough homes during the 12 months ending March 31, 2010.

In view of the continuing significant economic downturn in the housing market, we currently expect that during the remaining nine months of 2009 and continuing into 2010 our new home construction will be limited primarily to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and that our operations in other markets will focus on the sale of standing inventory and resolution of certain existing project loans.

During the remaining nine months of 2009, our primary goals will be to:

•                  continue selling and delivering homes at Brightwater;

•                  continue evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and evaluating prospects for raising additional capital;

•                  continue reducing standing inventories and thereby maximize deliveries and revenues at our other homebuilding projects in Los Angeles and Riverside counties;

•                  pursue consensual resolution of a loan default on one nonperforming inland development project in Lancaster, California; and

•                  pursue a sale of the inland development project in Beaumont, California and negotiate satisfaction of the related project debt for less than 100% of the principal balance due on such debt, which matures on September 17, 2009.

There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

Our total revenues for the three months ended March 31, 2009 and 2008 were $12.8 million and $5.0 million, respectively. For the three months ended March 31, 2009 and 2008 we delivered seven and eight, homes, respectively. Our total assets as of March 31, 2009 and December 31, 2008 were $297.8 million and $312.5 million, respectively, with Brightwater constituting $238.4 million (80% of total assets) and $238.5 million (76% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,100 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 6 and 7 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of March 31, 2009, we had $217.3 million of debt (including the model home financing) against $66.7 million of book equity.

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

Outlook and Operating Strategy

The financial crisis and economic recession that worsened in 2008 and exacerbated the existing downturn in the homebuilding market, has persisted during the first quarter of 2009. The homebuilding environment has continued to deteriorate as consumer confidence declined, unemployment increased, the availability of home mortgage credit tightened significantly and the economy continued to slow down. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, further challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors.

Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 11.2% at the end of the first quarter of 2009 compared with 8.7% at the end of 2008, while the unemployment rate in Orange County was 8.5% in March 2009 compared with 6.5% in December 2008. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the three months ended March 31, 2009 and 2008.  We believe that the tepid demand we are experiencing reflects homebuyers’ reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom and that economic conditions have stabilized. We believe the current conditions could continue during the remaining nine months of 2009 and perhaps beyond, and we expect that our operations may sustain periodic losses until the homebuilding industry and economy as a whole begin to rebound.

Thus far during 2009, the U.S. economy remains in a severe recession and the homebuilding industry continues to face adverse pressures. Weak buyer confidence and significantly tighter mortgage lending standards, coupled with an oversupply of new and existing homes for sale (boosted by foreclosures), continue to weigh on the housing market and may cause further deterioration in operating conditions and sales results. While some positive signs are occurring, such as modest improvements in consumer confidence and reduced number of new unemployment claims, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery.

Recent actions taken by the federal government designed to boost housing demand could soften the impact of the recession. While the recently enacted California tax credit (which does not contain income or first-time buyer restrictions and is limited to new homes) appears to have boosted demand somewhat, the federal stimulus plan has not had much impact on the homebuilding industry due to its income and first-time buyer restrictions.  Key housing metrics, including starts, new home sales and existing home sales may continue to weaken or remain stagnant during the remaining nine months of 2009. We therefore expect fierce price competition to persist in our inland markets well into 2009. This could lead to more inventory impairments, though potentially smaller in magnitude.

We are also concerned about the dislocation in the secondary mortgage market. We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, the interest rates on jumbo mortgages continue to be significantly greater than interest rates on conforming mortgages, with spreads greater than 1% compared with historical spreads in the range of only .25% to .35%. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could remain depressed or slow further until these markets improve.

While standing inventory in our inland markets has been reduced from 27 homes as of March 31, 2008 to six homes as of March 31, 2009, the price reductions and additional incentives have resulted in impairment reserves and significantly reduced gross profits for our inland projects. In response to the ongoing crisis in the housing market and national credit markets, during the first quarter of 2009 we have:

•                  postponed further inland market construction activity until those markets improve;

•                  reduced sales prices and offered incentives for all of our inland homes in order to reduce our standing inventory;

•                  completed a deed-in-lieu transaction for our subsidiary’s Hearthside Lane project in Corona, which resulted in a pre-tax gain on debt restructuring of $20.7 million;

•                  continued negotiations with our lender in an attempt to reach a consensual resolution of our subsidiary’s loan default on the Las Colinas property in Lancaster.

We expect these changes to produce tangible benefits in the form of selling, general and administrative expense reductions in future quarters, and we will continue to reduce these costs. We expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery. Although we took an inventory impairment charge of $3.2 million related to our inland project in Beaumont, California during the three months ended March 31, 2009, if market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our results for the remaining nine months of 2009 could be adversely affected if general economic conditions do not improve or continue to deteriorate, if consumer confidence remains weak or declines further, if job losses continue or accelerate, if foreclosures or distressed sales increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

In light of the current crisis in the national financial markets, conditions in the housing market and the overall economy may deteriorate further before they improve. We believe that stability in the credit and capital markets and an eventual renewal of confidence in the national economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. We also believe that a meaningful improvement in housing market conditions will require the restoration of consumer and credit market confidence that will support a decision to buy a home, which will in turn require a sustained decrease in inventory levels, price stabilization and reduced foreclosure rates. With the passage of the American Recovery and Reinvestment Act of 2009, the United States government has taken steps to stabilize the economy, including measures directed specifically at stabilizing the housing market such as an $8,000 first-time homebuyer tax credit, subject to income limitations, for homes purchased by December 1, 2009 and increased availability of mortgage refinancing and restructuring through the Homeowner Affordability and Stability Plan. As a further incentive to homebuyers, the California legislature recently approved its budget which includes a provision for a $10,000 tax credit for homebuyers, not limited to first-time buyers or subject to income limitations, for new homes purchased between March 1, 2009 and up to March 2010, subject to a total limitation of $100 million, or approximately the first 10,000 homes. Approximately 55% of the $100 million available for the California tax credit has already been utilized by homebuyers.

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

•                  offering more incentives and price reductions to reduce standing inventories and achieve acceptable levels of sales volume and cash flow;

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

During the first quarter of 2009, we delivered seven homes and as of May 11, 2009, four additional homes have been delivered and nine additional homes are in escrow, as discussed further under “Our Current and Future Homesites.”

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

We currently believe that market conditions will continue to be challenging throughout 2009, particularly in our inland markets where foreclosure activity continues to be significant, unemployment rates are rising, consumer mortgage lending and other credit markets continue to be unsettled and consumer confidence continues to be eroded. Although substantially reduced home prices and relatively low consumer mortgage interest rates for conforming loans have improved housing affordability, potential homebuyers remain tepid about purchasing a home in this unstable economic environment. This demand-side dynamic, in conjunction with rising foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006. We remain hopeful that the federal government’s initiatives to stabilize the credit markets and restore confidence in the financial system and economy will be effective.

In view of the continuing significant economic downturn in the housing market, we currently expect that during the remaining nine months of 2009 our new home construction will likely be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. We expect that continuing operations in our inland markets will focus on the sale of standing inventory, with limited, if any, construction starts. . In addition, we are attempting to negotiate a consensual resolution with our lender with respect to a loan default on our subsidiaries’ Las Colinas (Lancaster) property and we are attempting to sell our Beaumont property in satisfaction of the related project debt. However, there can be no assurance that these strategies or any alternatives will prove successful.

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

Finally, our operating results during the remaining nine months of 2009 could be adversely affected if housing, credit market, or general economic conditions continue to deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, greater availability of mortgage financing, and the restoration of consumer confidence that can support a decision to buy a home.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Orange County in the Huntington Beach area;

•                  Riverside County in the City of Corona and in the City of Beaumont; and

•                  Northern Los Angeles County in the City of Lancaster.

The following chart describes our current projects, their location and our lot and standing home inventories as of March 31, 2009:

Project	Location	Models(a)	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	4	4	39	51
The Sands	Huntington Beach	4	1	1	61	67
The Cliffs	Huntington Beach	4	2	1	93	100
The Breakers	Huntington Beach	5	—	3	93	101
Subtotal—Orange County		17	7	9	286	319
Inland Empire/Lancaster:
Hearthside Lane	Corona	5	—	2	—	7
Woodhaven	Beaumont	4	1	3	62	70
Las Colinas	Lancaster	—	—	1	54	55
Other unimproved lots	Lancaster	—	—	—	73	73
Subtotal—Inland Empire/Lancaster		9	1	6	189	205
Total—All Projects		26	8	15	475	524

(a)                                  While we sold our 17 Brightwater models to an independent third-party investor on December 31, 2008, the transaction is accounted for as a financing and therefore those homes are included in our home inventories.

As of March 31, 2009, we had standing inventory of 15 homes, including nine homes at Brightwater and six homes at our inland projects. During the three months ended March 31, 2009, net new orders decreased to seven homes compared with 16 homes during the comparable period in 2008 due to reduced sales activity at Brightwater compared with the first quarter 2008 when we held a grand opening for The Breakers and The Cliffs, as well as fewer active communities at our inland projects. Cancellations as a percentage of new orders were 30% during the three months ended March 31, 2009, compared with approximately 27% during the comparable period in 2008. Backlog as of March 31, 2009 decreased to eight homes compared with 12 homes as of March 31, 2008 primarily due to the initial orders in 2008 related to the grand opening at The Breakers and The Cliffs and fewer active inland communities.

Brightwater at Bolsa Chica

Brightwater is our coastal Orange County residential community, located on the 110-acre Bolsa Chica mesa in the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater was annexed into the City of Huntington Beach in 2008. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean, Huntington Harbor and the recently restored 1,300-acre Bolsa Chica Wetlands, 62 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views.

Brightwater is the largest property in our portfolio, representing approximately 95% of our real estate inventories as of March 31, 2009. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. We delivered one and two homes at The Trails and The Sands during the three months ended March 31, 2009 and 2008, respectively, and generated $1.1 million and $2.2 million in revenue, respectively. We generated gross operating margins of 26.4% and 33.8% for The Trails and The Sands during the three months ended March 31, 2009 and 2008, respectively. The decrease in margins reflects price reductions required to be competitive under current market conditions. Homes at The Trails and The Sands are presently being offered at prices ranging from $798,000 to $1.0 million. As of May 11, 2009, five homes are in escrow at The Trails and The Sands.

During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. We delivered four homes at The Cliffs and The Breakers during the three months ended March 31, 2009, including three Breakers view homes averaging $3.2 million, and generated revenue of $11.1 million and gross operating margins of 33.0%. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.4 to $3.2 million for 2,724 to 4,339 square foot homes. As of May 11, 2009, two homes are in escrow at The Cliffs and The Breakers.

Key facts and assumptions regarding the Brightwater development project include the following:

•                  Brightwater is expected to consist of 356 homes, including 106 homes at The Breakers, 109 homes at The Cliffs, 79 homes at The Sands and 62 homes at The Trails.

•                  There are 62 homes at Brightwater which will have unobstructed views of the Pacific Ocean and/or the Bolsa Chica wetlands, including 35 homes at The Breakers (five delivered to date), 25 homes at The Cliffs and two homes at The Sands.

•                  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately four years and be completed in 2013.

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

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 23% to 36% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 32% to 36%, while gross margins at The Trails and The Sands are currently expected to approximate 23% to 29%.

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

Homebuilding

Our homebuilding operations include active projects in the Huntington Beach and the Inland Empire (Beaumont) area of Southern California.  In addition, we are actively selling all remaining inventory in our Corona and Lancaster (Quartz Hill) projects. We delivered seven homes during the three months ended March 31, 2009, compared with eight deliveries during the comparable period of 2008, as detailed below. We acquired no single-family residential lots during the three months ended March 31, 2009 and 2008 and we have no contracts to acquire land or lots.

During the first three months of 2009, difficult conditions persisted in the Inland Empire and Lancaster markets. We have reduced sales prices and offered incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in significantly reduced gross profits for Inland Empire and Lancaster home sales.

Following the completion of the deed-in-lieu transaction for the Hearthside Lane project in Corona in which Hearthside Homes’ subsidiary conveyed 134 finished lots to the lender and retained seven completed homes, we reduced sales prices and have entered into two sales contracts and accepted five sales reservations for the seven remaining homes. We delivered two additional homes at our Beaumont project during April 2009 and have sold all but one of the existing model homes at our Las Colinas project in Lancaster and will defer any further development of those projects pending negotiations with the lenders. Including the seven homes in Corona, we currently have 10 homes in escrow or available for sale at our inland projects.

We recorded a non-cash impairment charge of $3.2 million for our Woodhaven project in Beaumont, California during the three months ended March 31, 2009, compared with no impairment charges during the comparable period in 2008. The impairment charge reflects recent sales price reductions by large competitors and our current intention to attempt to negotiate a sale of the property in full satisfaction of the debt for less than 100% of the principal balance in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. The impairment charges were calculated based on market conditions and assumptions made by management that reflect current conditions, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

In view of the continuing downturn in the housing market, we currently expect that, during the remaining nine months of 2009 and continuing into 2010, our new home construction will primarily be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve the sale of standing inventory, with limited or no new construction.

Our homebuilding projects are described below:

							Deliveries
		Land	Commenced		Commenced		March 31,
	Location	Acquisition	Construction		Sales		2009	2008

Brightwater
The Trails	Huntington Beach	1970	2006		2007		—	1
The Sands	Huntington Beach	1970	2006		2007		1	1
The Cliffs	Huntington Beach	1970	2006		2008		1	—
The Breakers	Huntington Beach	1970	2006		2008		3	—

			Total Brightwater				5	2

Inland Empire/Lancaster
Completed Projects	Various	n/a	n/a		n/a		—	3
Woodhaven	Beaumont	2005	2005		2006		1	1
Hearthside Lane	Corona	2005	2005		2007		—	1
Quartz Hill	Lancaster	2005	2006		2006		1	1
Future Community	Lancaster	2005	—	(a)	—	(a)	—	—

			Total Inland Empire/Lancaster				2	6

			Total Deliveries				7	8

(a)                                  To be determined subject to market conditions.

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes to homebuyers who previously registered on our priority list in February 2008. We held a grand opening for The Cliffs and The Breakers on March 15, 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered five homes at an average price of $2.4 million (including three Breakers view homes averaging $3.2 million) during the three months ended March 31, 2009 and two additional homes at an average price of $865,000 in April and May 2009. As of May 11, 2009, seven Brightwater homes (including one home with wetland and ocean views) are in escrow at an average price of $1.2 million, or approximately $525 per square foot, and 13 additional homes are completed or under construction and have been released for sale.

Corona.  On March 31, 2009, we completed a deed-in-lieu transaction with the investor that purchased the loan secured by the Hearthside Lane project. In exchange for a $28.7 million reduction in the note balance and waiver of other costs, we conveyed 134 remaining finished lots to the investor and assigned approximately $1.7 million of restricted cash. We retained seven completed homes which secure the remaining note balance of $2.5 million. As of May 11, 2009, the subsidiary has entered into sales contracts for two of the remaining homes at an average price of $408,000 and accepted sales reservations for the five model homes.

Beaumont.  We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and six homes during 2008 at an average price of $269,000. We delivered one home during the three months ended March 31, 2009 at a price of $290,000 and two additional homes in April 2009 at an average price of $240,000. As of May 11, 2009, two additional homes are completed and available for sale and 62 finished lots remain available for development.

During the first quarter of 2009, we reduced the carrying value of the Beaumont real estate project to its estimated fair value and recorded an impairment charge of $3.2 million. See “Impairment of Long-Lived Assets” discussion below.

Lancaster.  In April 2005, we acquired 73 unentitled lots in the City of Lancaster in northern Los Angeles County through a subsidiary of Hearthside Homes, Inc. We have deferred the construction start for this 73-unit project, which has no recorded loan, until sales activity in this market has improved. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and average 3,640 square feet. We opened for sales during July 2006 and delivered 21 homes from 2006 through 2008. During the three months ended March 31, 2009, we delivered one additional home at a price of $330,000. As of May 11, 2009, the final model home is available for sale. A subsidiary of Hearthside Homes, Inc. is currently in default on the $2.4 million loan facility secured by this project and is attempting to negotiate a consensual resolution of the loan default with the lender, OneWest of California which recently acquired IndyMac Federal Bank. Such a resolution could involve turning over the property (one home and 54 finished lots) securing the loan to the lender. The loan is non-recourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc. guaranteed payment of the debt. There can be no assurance that the lender will agree to a consensual resolution.

Oxnard Land Development - Unconsolidated Joint Venture

We have been unable to renegotiate the land purchase option contracts to reflect current economic conditions and therefore the joint venture did not exercise its extension options during the first quarter of 2009, which effectively results in abandoning the project.  During the year ended December 31, 2008, we recorded an investment loss of $4.6 million related to our investment in the joint venture.

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

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether new or modified financings can be obtained, if needed. We, like many other homebuilders, are constantly evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. There can be no assurance that we will be successful in any of these endeavors. The current national credit market crisis presents uncertainty as to our ability to secure additional financing if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations. See Notes 2, 5 and 6 to the Consolidated Financial Statements for further discussion.

Impairment of Long-Lived Assets

We recorded inland project impairment charges totaling $3.2 million and zero during the three months ended March 31, 2009 and 2008, respectively. The impairment charge recorded during the first quarter of 2009 relates to the Woodhaven project in Beaumont and reflects recent sales price reductions by large competitors and our intention to attempt to negotiate a short-sale for the property in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., which has a negative net worth of $49 million, has guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, “Debtor’s Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage” (“EITF 91-2”), and a FASB staff interpretation thereof, we reduced the carrying value of the Woodhaven real estate project to its estimated fair value during the first quarter of 2009. If the Woodhaven project is transferred to the lender in full settlement of the loan without further recourse or obligation, we will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

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

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing for our real estate inventories, we incorporated our own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determine fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

We evaluated our Brightwater project for impairment as of December 31, 2008, and determined that no impairment was indicated based on our projection of the project’s future cash flows, including projected revenues, costs and gross margin.  We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs.  Our relatively lower book basis in Brightwater of $238 million as of December 31, 2008, is due in part to a fair value adjustment recorded in September 1997 under “Fresh Start” accounting.  Since 1997, we have recorded no impairment charges for the project, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services.  Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced projected gross margins for the project from approximately 30%-40% in 2007 to 25%-35% as of December 2008 and 23%-36% as of March 2009.  Home prices and direct construction costs are the most critical factors in our impairment analysis and we estimate that a 1% change in home prices or direct construction costs would change gross margin by approximately .75% and .25%, respectively. Due to their subjective and interrelated nature, we cannot meaningfully quantify the impact of potential changes for all of the factors considered in our impairment analysis. While there is risk that additional price reductions may be necessary, it appears unlikely that any future price reductions or direct construction cost increases would result in erosion of the entire positive cash flow that we are currently projecting and result in an impairment charge for this project. However, there can be no assurance in that regard because economic and housing market conditions may continue to worsen or other events beyond our control may occur which could result in a change in our assumptions.

In our analysis, we noted that the Brightwater project in Huntington Beach is in a mature housing market with very limited new home construction and a low supply of comparable resale homes with views or competitive features.  Further, Huntington Beach has recently ranked in the top 25% of housing performance in Orange County based on pricing, sales and foreclosures.  In January 2009, the City of Huntington Beach’s credit rating was raised, reflecting the city’s built-out nature and expected economic resilience of the city’s households.  Huntington Beach is in coastal Orange County which is the subject of two widely respected annual economic forecasts which expect a deceleration in median home price decline in 2009, decreased foreclosures in Orange County in the second half of 2009, and an increase in demand due to improved affordability.  Therefore, market data support our assumption that our Brightwater project in Huntington Beach will fare better than most surrounding Orange County communities and significantly better than projects in inland areas, resulting in a projected sales pace and home pricing during 2009 at levels relatively consistent with recent months and with reasonable expectations of price increases in future years given the limited supply of new homes along the coast of Southern California.

In our impairment analysis of the Brightwater project, we also consider projected construction and related costs and the availability of mortgage financing for our potential homebuyers.  Recent subcontracting efforts have resulted in price reductions for direct costs of approximately 2% overall in the past year, a trend which is expected to have a positive effect on margins during 2009 and possibly beyond.  However, any savings experienced in the near future would likely be diminished in future years if home prices increase.  While mortgage financing for our homes is still challenging, 30-year jumbo mortgage rates have decreased from a national average high of 8.4% in October 2008 to 6.4% currently.  With the return of the conforming loan maximum in Orange County to $729,750, a significant portion of our potential homebuyers are able to finance a substantial portion of their home purchase at historically low mortgage rates approximating 5% or less.

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

Income Taxes

We account for income taxes on the liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is “more likely than not” that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We evaluate on a quarterly basis, whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

We reported operating losses in 2007 and 2008 primarily reflecting results from our inland projects which have suffered significant decreases in value.  These losses were partially offset by profits from home deliveries at our Brightwater project on the coast of Southern California.  The impairment losses on our inland projects are not deducted for tax purposes until realized. In 2009, we expect to continue to report profits from our Brightwater project. In addition, during the three months ended March 31, 2009, we recorded $20.7 million of pre-tax income from cancellation of indebtedness related to our Corona project for which we completed a deed-in-lieu transaction on March 31, 2009, conveying 134 lots of our Corona project to the lender in exchange for a $28.7 million reduction in the note obligation.  While we expect to report profitable operations for 2009, we expect to report a taxable loss due to tax losses recognized upon property dispositions. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The current year expected taxable loss includes the tax loss generated by the deed-in-lieu transaction (which included approximately 59% of our cumulative previously unrecognized taxable losses on inland projects) and losses expected to be generated from the disposition or foreclosure of our inland lots and homes in the cities of Corona, Lancaster and Beaumont which were the source of operational losses recognized in 2007 and 2008.  We delivered two additional inland homes during the first quarter of 2009 and two more during April 2009, leaving a total of 14 homes and 116 lots as of April 30, 2009 on projects for which we have recorded loss reserves.  We expect that a significant portion of the remaining expected taxable losses on our inland projects will be included in our full year 2009 results through home deliveries and possible additional lot conveyances or dispositions.  The disposition of the inland assets during 2009 is both an operational and tax strategy which we have successfully begun and will continue to execute.  Therefore, we have reserved the approximately $3.8 million value of all of our NOL expiring in 2009.

Beginning in 2010, we expect that recognized tax losses resulting from deliveries of inland homes and lots will be significantly diminished or eliminated, leaving primarily Brightwater home deliveries to generate our operating and taxable results.  Therefore, in order to evaluate the recoverability of NOLs and other deferred tax assets in 2010 and 2011, we projected our taxable income reflecting the 2008 level of Brightwater home sales, without sales pace growth.  In addition, we evaluated expected prices based on our current marketing, expected product mix, review of competitive home sales, market conditions and other objectively verifiable economic factors affecting our operations, as well as other positive and negative factors.  The $238 million book value of Brightwater at March 31, 2009 is substantially less than its expected market value due to the project’s long holding period and a fair value adjustment recorded in September 1997 under “Fresh Start” accounting. We currently expect the various Brightwater products to generate gross margins of approximately 23% to 36%.  The project’s tax basis is approximately $33 million less than book value which will generate additional taxable income in excess of book income.  Based on our projections which reflect recently achieved operational levels, during 2008 we reserved approximately $18.7 million for NOLs expiring in 2010 and 2011.

Continuing a taxable income projection based on our recent Brightwater operations, projected taxable income for years after 2011 is expected to allow utilization of remaining deferred tax assets, including NOLs that would begin to expire in 2017.  The evaluation of recovery of our deferred tax assets in 2010 and 2011 relies upon the accomplishment of certain tax planning strategies as discussed above.  We cannot be certain that all remaining unrecognized taxable losses on inland projects will occur as projected, or that operational levels for 2009 and beyond will be consistent with recent operations.  However, based upon our analysis, we believe that it is “more likely than not” that we will be able to utilize our remaining deferred tax assets based upon projected taxable income.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Our current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and our future projected income. If our results of operations are more or less than projected and there is objectively verifiable evidence to support the realization of a different amount of our deferred tax assets, an adjustment to our valuation allowance may be required to reflect greater expected utilization or to further reduce or eliminate our deferred tax assets.

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.61% as of May 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 21% as of April 30, 2009, as computed in accordance with Section 382. In the event of an ownership change, our use of our NOLs may be limited and the deferred tax assets recorded at March 31, 2009 may not be fully realizable.

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

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three months ended March 31, 2009 and 2008.

Backlog as of March 31

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
8	12	(33.3)%	$9.1	$17.4	(47.7)%	$1,134	$1,447	(21.6)%

Homes Delivered
Three Months Ended March 31

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
7	8	(12.5)%	$12.8	$5.0	156.0%	$1,829	$625	192.6%

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

We reported revenues of $12.8 million and gross operating profit of $800,000 for the first quarter of 2009, compared with $5.0 million in revenues and gross operating profit of $1.1 million for the first quarter of 2008. Revenues in the current period reflect deliveries of seven homes, including five deliveries at Brightwater which generated revenues of $12.2 million and gross operating profit of $3.9 million, and two homes at our inland projects which generated revenues of $600,000 and gross operating profit of approximately $100,000. The comparable period of the prior year reflects deliveries of eight homes, including two homes at Brightwater and six inland homes. Gross operating profit for the first quarter of 2009 includes a non-cash impairment charge of $3.2 million, reflecting a fair value write-down for an inland project in Beaumont. This impairment charge reflects recent sales price reductions by large competitors and our current intention to attempt to negotiate a short-sale for the property in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Although we delivered one less home in the first quarter of 2009 compared with 2008, we generated $2.9 million more in gross operating profit before impairment charges from home sales as a result of delivering five homes at Brightwater which generated a 32.2% gross margin and gross operating profit of $12.2 million. Increased gross operating profit for Brightwater was partially offset by reduced margins at our inland projects which generated gross margins of 9.6% in the first quarter of 2009 compared with 12.5% in the comparable 2008 period due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives in order to remain competitive and move standing inventories in this difficult market. Excluding impairment charges, homebuilding gross margin for the first quarter of 2009 increased to 31.3% compared with 22.0% in the comparable period of 2008 due to the greater proportion of Brightwater home deliveries.

Gain on debt restructuring reflects a $20.7 million pre-tax gain related to a deed-in-lieu transaction for our Corona property that we completed on March 31, 2009. In exchange for a $28.7 million reduction in the note balance and related obligations secured by our Hearthside Lane project, we conveyed the remaining 134 finished lots to the investor that purchased the note from IndyMac Federal Bank.

The $700,000 increase in interest expense compared with the first quarter of 2008 primarily reflects interest incurred on projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.

Other expense also reflects a $300,000 increase in property tax expense in the first quarter of 2009 compared with the first quarter of 2008 for projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.  This increase was more than offset by a $700,000 decrease related to the absence in 2009 of $700,000 of other expense incurred in the first quarter of 2008 related to an interest rate swap agreement.

Payments Under Contractual Obligations

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

Liquidity and Capital Resources

While we believe we have adequate liquidity for the remaining nine months of 2009, based on current projections of Brightwater closings during the next 12 months, and due to the additional $25 million in loan repayments due on March 31, 2010, there is substantial doubt that we will be able to meet our debt obligations for the next twelve months, particularly those repayments due on March 31, 2010, from cash generated by operations without further amendments or extensions to our revolving loan and term loan. If we continue to experience the declines in operational volumes that have worsened with the current economic recession, such declines may cause us to use our cash reserves to support operations, and at some point we may not have sufficient cash or liquidity. Additionally, if our financial condition deteriorates, we may be required to further modify our current credit facilities and assess the viability of raising equity and/or debt capital. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Three Months Ended
	March 31,
	2009	2008
Cash and cash equivalents	$8.4	$1.2
Cash provided by (used in) operating activities	5.5	(11.6)
Cash provided by investing activities	—	—
Cash provided by (used in) financing activities	.6	(11.5)

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of March 31, 2009 aggregated $8.4 million and funds available to be drawn under our revolving loan were $9.5 million, providing total liquidity of $17.9 million.

On March 31, 2009, Hearthside Homes, Inc. completed a deed-in-lieu transaction for the Hearthside Lane project in Corona. In exchange for a $28.7 million reduction in the note balance, the subsidiary conveyed the remaining 134 finished lots to the investor that purchased the loan from IndyMac Federal Bank. The subsidiary recognized a $20.7 million pre-tax gain on debt restructuring and retained seven completed homes that secure the remaining $2.5 million note balance which matures on March 31, 2010. Subject to certain conditions, after all seven homes have been delivered, the guaranty of this debt by Hearthside Homes will be released and any remaining balance on the $2.5 million note will be cancelled. As of May 11, 2009, the subsidiary has entered into two sales contracts and five sales reservations for the remaining seven homes.

A subsidiary of Hearthside Homes, Inc. is continuing its efforts to negotiate a consensual resolution of the $2.4 million Lancaster loan which matured September 30, 2008. The loan is nonrecourse to us; however, it is guaranteed by Hearthside Homes which had a negative net worth of $49 million as of March 31, 2009. However, there can be no assurance that the lender will agree to a consensual resolution of the loan.

On September 15, 2006 we entered into the $100 million revolving loan and the $125 million term loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 5 and 6 to the Consolidated Financial Statements. On September 30, 2008, we amended the revolving and term loans to provide greater flexibility to repay the debt and finance construction based on mid 2008 projections for home sales at Brightwater which reflected market conditions at that time. In March 2009, we extended the maturity of the revolving loan from September 15, 2009 to June 30, 2010. The commitment reductions for the revolving and term loans are scheduled as follows (in millions):

Senior Secured Revolving Loan

Date	Commitment Reduction	End of Period Commitment
March 31, 2009		$87.0
June 30, 2009	$—	87.0
September 30, 2009	7.0	80.0
December 31, 2009	10.0	70.0
March 31, 2010	10.0	60.0
June 30, 2010	60.0	—

Senior Secured Term Loan

Date	Commitment Reduction	End of Period Commitment
March 31, 2009		$105.6
June 30, 2009	$—	105.6
September 30, 2009	.6	105.0
December 31, 2009	15.0	90.0
March 31, 2010	15.0	75.0
June 30, 2010	10.0	65.0
September 30, 2010	15.0	50.0
December 31, 2010	12.5	37.5
March 31, 2011	12.5	25.0
June 30, 2011	12.5	12.5

As of March 31, 2009, the undrawn availability on our revolving loan is $9.5 million. As of March 31, 2009 and December 31, 2008, $77.5 million and $74.4 million, respectively, were outstanding under the revolving loan. During the three months ended March 31, 2009, we made mandatory repayments of $1.2 million and $1.8 million on the revolving and term loans, respectively, in connection with five home deliveries at Brightwater during the period. We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, debt service requirements and working capital requirements. However, our ability to continue to fund these items and to reduce debt is affected by continued difficulties in the homebuilding industry, and the severe weakening of the economy. The downturn in the housing market continues to result in reduced home sales, sharp declines in home prices and difficulties for homebuyers in obtaining mortgage financing, which in turn affects our ability to sell homes. We currently expect to deliver 25 to 30 homes at Brightwater during the remaining nine months of 2009 (in addition to the five homes we delivered at Brightwater in the first quarter). This level of home sales would generate sufficient cash flow to meet the loan repayment requirements through December 31, 2009, as set forth above; however, there can be no assurance that our sales projections will be realized or that we will otherwise generate cash flows sufficient to satisfy our obligations.

As a result of the debt repayments made in connection with the sale and leaseback transaction described above, as well as home deliveries and additional borrowings through May 11, 2009, we have met our loan repayment requirements through September 30, 2009, excluding additional amounts that may be borrowed through September 30, 2009. We are currently in compliance with our debt covenants and our current projections support our belief that we will be able to satisfy our debt obligations and be in compliance with our debt covenants throughout 2009. In the event of noncompliance due to continuing deterioration in the homebuilding industry and related impact on our home closings, we believe that we will be able to obtain a covenant or default waiver from the lender group, or will be able to successfully amend the covenants to avoid any defaults through December 31, 2009. Therefore, to the extent that we experience a shortfall in projected Brightwater home deliveries, we do not expect any such shortfall to impair our liquidity position until December 31, 2009, when $25.0 million of loan repayments come due. In the event of a shortfall, there are a number of alternatives we could pursue. Among these alternatives are scaling back construction in order to reduce expenditures, negotiating further amendments to our credit agreements to defer a portion of the amortization payments due by December 31, 2009, or raising additional debt or equity capital.

                Based on current projections of Brightwater closings during the 12 months ending March 31, 2010, and due to the additional $25 million in loan repayments due on March 31, 2010, there is substantial doubt that we will be able to meet our debt obligations on March 31, 2010 from cash generated by operations. In addition, we do not expect to be able to repay the revolving loan by its maturity date of June 30, 2010. Therefore, during the fourth quarter of 2009 or the first quarter of 2010 we expect to negotiate revisions to our loan covenants and the timing of commitment reductions for our loans, and an extension of the maturity date of the revolving loan to accommodate the expected sales pace of the Brightwater project. In addition, we continue to examine financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, further restructuring of our debt, equity offerings and issuances of new debt. We cannot assure you that amended or future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs if we do not close escrow on enough homes during the 12 months ending March 31, 2010.

As with many other homebuilders, we constantly evaluate potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and raising additional capital. There can be no assurance that we will be successful in any of these endeavors, since the current national credit market crisis presents uncertainty as to our ability to secure additional financing, the terms of such financing if available, and our ability to achieve positive cash flow from operations required to satisfy our obligations.

We will continue to pursue and evaluate various financing alternatives, including further amendments to the revolving and term loans. We do not believe that our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet anticipated operating and project development costs for Brightwater and general and administrative expenses for the next 12 months, particularly those debt obligations due on March 31, 2010, unless we are successful in amending and extending the terms of our revolving loan and term loan, or obtaining new financing.

We are subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. We also utilize option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Purchase and option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. We have the right at our discretion to terminate our obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of March 31, 2009, we have no land option deposits.

We may enter into land development and homebuilding joint ventures from time to time as a means of expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. These joint ventures may obtain secured acquisition, development and construction financing, which minimize the use of funds from other corporate financing sources.

March 31, 2009 Compared with December 31, 2008

Cash provided by operating activities of $5.5 million for the first quarter of 2009 primarily reflects net proceeds of $11.9 million generated by five deliveries at Brightwater, which were partially offset by investments in Brightwater of $7.4 million, along with $400,000 of net cash flow generated by our inland projects ($600,000 generated from deliveries of two homes less $200,000 of project investments).

Our primary sources of cash during the quarter were $12.5 million of proceeds from sales of real estate inventories and $3.1 million of net borrowings from our revolving loan. Our primary uses of cash during the quarter include $7.4 million of investments in Brightwater and $1.8 million of repayments of our term loan.

The $7.7 million decrease in deferred tax assets primarily reflects the provision for income taxes which is composed entirely of deferred taxes. There are no current taxes since we have a taxable loss for the quarter, primarily due to the recognition of real estate losses for tax purposes that were previously recorded for financial statement purposes.

The $27.2 million decrease in other project debt primarily reflects a $26.7 reduction in the Hearthside Lane note balance as a result of the deed-in-lieu transaction completed during the quarter, as well as $500,000 of project debt repayments.

The $1.7 million decrease in restricted cash reflects the assignment of restricted cash related to the Hearthside Lane project to the investor that holds the Hearthside Lane note in connection with the deed-in-lieu transaction.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of March 31, 2009, we have no land option deposits and no third party guarantees.

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

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of March 31, 2009, we had no deposits with VIEs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of March 31, 2009, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.9 million.

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. We do not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments. We do not enter into or hold derivatives for trading or speculative purposes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

See Notes 6 and 9 to the consolidated financial statements above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.   Exhibits.

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

Date: May 15, 2009	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer