Form 10-Q
period 2009-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2009-08-07
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009 there were 10,995,902 shares of Common Stock, par value $.05 outstanding

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

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

•                  our ability to successfully complete the restructuring of our indebtedness;

•                  our future compliance with debt covenants and actions we may take with respect thereto;

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

•                  our ability to deliver homes from backlog;

•                  the timing and outcomes of regulatory approval processes or administrative proceedings, which may result in delays in the land entitlement, development, construction, or the opening of new communities;

•                  our ability to secure materials and subcontractors;

•                  our ability to produce the liquidity and capital necessary to service our debt, fund operations, and expand and take advantage of future opportunities if current market conditions persist or become more pronounced;

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis, inflation and the recession; our ability to comply with the covenants and amortization schedules contained in our revolving and term loan agreements; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes and declining home prices, among other things; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital, including access under our existing credit facilities; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$10.0	$2.3
Restricted cash	3.3	5.4
Real estate inventories	251.7	260.7
Deferred tax assets	21.6	37.1
Other assets, net	4.0	7.0

	$290.6	$312.5
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$6.0	$5.0
Senior secured project revolver	80.4	74.4
Senior secured term loan	102.3	107.4
Model home financing	22.5	22.5
Other project debt	11.1	38.9
Other liabilities	8.9	8.8

Total liabilities	231.2	257.0

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 and 10,870,902 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.4	59.4
Retained earnings (accumulated deficit)	2.3	(1.6)
Accumulated other comprehensive loss	(2.8)	(2.8)
Total stockholders’ equity	59.4	55.5

	$290.6	$312.5

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Homebuilding	$10.5	$10.4	$23.3	$15.4

Costs of sales:
Homebuilding	8.6	8.2	17.4	12.1
Loss on impairment of real estate inventories	—	5.0	3.2	5.0
	8.6	13.2	20.6	17.1

Gross operating (loss) profit	1.9	(2.8)	2.7	(1.7)

Selling, general and administrative expenses	1.0	1.9	2.5	3.5
Interest expense	.1	—	.8	—
Gain on debt restructuring	—	—	(20.7)	—
Income from unconsolidated joint ventures	—	(.1)	—	(.1)
Other expense, net	.3	.6	.7	1.2

Income (loss) before income taxes	.5	(5.2)	19.4	(6.3)

Income tax expense (benefit)	7.8	(2.1)	15.5	(2.5)

Net income (loss)	$(7.3)	$(3.1)	$3.9	$(3.8)

Net earnings (loss) per common share:

Basic and diluted	$(.66)	$(.28)	$.36	$(.35)

Common equivalent shares:

Basic and diluted	11.0	10.9	11.0	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$3.9	$(3.8)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain on debt restructuring (Note 7)	(20.7)	—
Model homes depreciation	.2	.5
Stock-based compensation expense	—	.1
Distributions from unconsolidated joint ventures	—	.1
Equity in earnings of unconsolidated joint ventures	—	(.2)
Loss on change in fair value of derivative instrument	—	.2
Deferred taxes	15.5	(2.5)
Gains on sales of real estate inventories	(5.9)	(3.3)
Loss on impairment of real estate inventories	3.2	5.0
Proceeds from sale of real estate inventories, net	22.6	14.9
Investments in real estate inventories	(16.1)	(21.7)
Changes in assets and liabilities:
Decrease in other assets	2.0	—
Increase (decrease) in accounts payable, accrued and other liabilities	3.0	(6.0)

Cash provided by (used in) operating activities	7.7	(16.7)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(.3)
Change in restricted cash	.4	.1

Cash provided by (used in) investing activities:	.4	(.2)

Cash flows from financing activities:
Borrowings of senior secured project revolver	22.1	33.2
Repayments of senior secured project revolver	(16.1)	(21.2)
Repayments of senior secured term loan	(5.1)	(3.3)
Borrowings of other project debt	—	1.0
Repayments of other project debt	(1.1)	(6.3)
Deferred financing costs	(.2)	(.4)

Cash provided by (used in) financing activities	(.4)	3.0

Net increase (decrease) in cash and cash equivalents	7.7	(13.9)

Cash and cash equivalents - beginning of period	2.3	24.3

Cash and cash equivalents - end of period	$10.0	$10.4

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$.1	$—

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$1.2	$.5
Decrease in project debt and accrued liabilities due to debt restructuring	$28.7	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the current year’s previously issued Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

Liquidity, Debt Compliance and Plans of Management

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether modified or new financings can be obtained in order for the Company to meet its debt obligations. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring existing debt financings and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. As weakness in the national credit markets continues, there is limited availability of financing for small businesses which presents uncertainty as to the ability of the Company to secure new financing, if needed, and the terms of such financing if it is available. The current housing and mortgage markets also present uncertainty as to the Company’s ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 4, 5 and 7 for further discussion.

The Company depends on cash flows generated from operations and available borrowing capacity to fund its Brightwater development, and to meet its debt service and working capital requirements. However, the Company’s ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry and continued weakness in the California economy. In addition, on September 30, 2009 the Company’s borrowing capacity under its senior secured revolving credit agreement (“Revolving Loan”) is scheduled to be reduced to $80 million at a time when the Company expects to need in excess of that amount for the construction of new homes at Brightwater.

During the last five months (March — July), the Company has generated 20 net sales orders at Brightwater, increased construction starts during the second quarter to keep pace with sales orders, and started construction of a limited number of speculative homes which are in greater demand in today’s market than contract homes that are constructed over a five to seven month period. While sales of the Trails and Sands products, which are generally under $1.0 million, have increased during the first half of 2009, sales of the Company’s larger Cliffs and Breakers homes continue to be challenged by the downturn in the housing market and limitations on jumbo-mortgage financing, which have reduced demand for homes exceeding $1.0 million.

As a result of the debt repayments made in connection with the December 2008 model sale and leaseback transaction, as well as home deliveries through June 30, 2009, the Company has met its loan repayment requirement for the senior secured term loan (“Term Loan”) through September 30, 2009 and, with additional deliveries expected during the third quarter, the Company expects to be able to pay the amount due on the Revolving Loan on September 30, 2009.  However, due to cash requirements for on-going home construction and scheduled debt amortization, the Company’s ability to meet its loan repayment requirements for the Revolving Loan and Term Loan through December 31, 2009 will depend on the results of negotiations with the Company’s lenders, as discussed below.  Based on Brightwater sales thus far in 2009, which have been primarily for the smallest Brightwater home product (The Trails), the current product mix of home sales is not expected to generate sufficient cash flow to meet the Company’s December 31, 2009 scheduled loan repayments of $10.0 million on the Revolving Loan and $12.3 million on its Term Loan, as described in greater detail in Notes 5 and 6.  Based on current projections of Brightwater closings for the nine months ending March 31, 2010, the Company does not expect to generate cash from operations in an amount sufficient to allow it to make the $25 million in loan repayments due on March 31, 2010. In addition, the Company does not expect to be able to repay the Revolving Loan by its June 30, 2010 maturity date or to make the $10.0 million Term Loan payment also due on June 30, 2010.

Therefore, the Company is scaling back construction of speculative homes and making further reductions in general and administrative costs in order to reduce expenditures and retain cash for required expenditures. The Company is discussing amendments to its Revolving Loan and Term Loan agreements with the agent bank for its loan syndicates in order to accommodate Brightwater’s presently anticipated sales volume and product mix, and to provide the liquidity needed to fund construction of additional new homes.  The Company intends to negotiate amendments that will defer the amortization payments due by December 31, 2009, provide an extension of the maturity date of the Revolving Loan, restructure payments due in 2010 and 2011, and modify the loan covenants of the Revolving Loan and Term Loan agreements.  The Company is striving to complete these amendments during the fourth quarter of 2009. In addition, the Company continues to examine potential financial and strategic alternatives to generate capital from other sources. There can be no assurance that amended or future debt or equity financings will be available to the Company in an amount sufficient to enable it to meet its obligations or to fund its other liquidity needs, in the event that sufficient cash flow is not generated from home sales during the 12 months ending June 30, 2010.

While the Company will continue to diligently pursue and evaluate various financing alternatives, unless the Company is successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, or in obtaining new financing, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will be sufficient to meet its debt obligations due on December 31, 2009, March 31, 2010 and June 30, 2010; or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses for the next 12 months.

Subsequent Events

The Company evaluated events through the filing date of this Quarterly Report on Form 10-Q on August 7, 2009.

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

During the three and six months ended June 30, 2009, the Company recorded inland project impairment charges totaling zero and $3.2 million, respectively. See Note 3 — Real Estate Inventories.

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

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the Company’s senior secured project revolver and senior secured term loan approximate fair value as of June 30, 2009 given the September 2008 amendments and the frequency of the LIBOR and prime margins repricings. The carrying amounts of the project debt approximate fair value given its current maturities.

The following table summarizes the Company’s fair value measurements at June 30, 2009 (in millions):

Description	Fair Value Hierarchy	Fair Value (a)	Impairment Charges for the Six Months Ended June 30, 2009
Real estate inventories	Level 3	$3.0	$3.2

(a)   Amount represents the aggregate fair value for a community where the Company recognized a noncash inventory impairment charge during the period, as of the date that the fair value measurement was made. The carrying value for this community may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with SFAS 144, real estate inventories with a carrying value of $6.2 million were determined to be impaired during the three months ended March 31, 2009, and were written down to their estimated fair value of $3.0 million, resulting in an impairment charge of $3.2 million. See “Impairment of Real Estate Inventories” above and Note 3 — Real Estate Inventories.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is applicable for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 during the second quarter of 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. FSP 157-4 instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of FSP 157-4 and to quantify its effects, if practicable. FSP 157-4 applies to all fair value measurements when appropriate. FSP 157-4 must be applied prospectively and retrospective application is not permitted. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company has adopted FSP 107-1 and provided the required disclosures, as applicable, which did not have a material effect on the Company’s consolidated financial statements.

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

Note 3 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater in coastal Orange County and three inland communities in Riverside and Los Angeles counties. As of June 30, 2009, real estate inventories aggregated 512 lots and homes, including 21 model homes, four standing inventory homes completed and unsold, eight homes completed and in escrow, and eight homes under construction and in escrow. Real estate inventories at June 30, 2009 included $239.7 million recorded for 293 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. An additional $12.0 million in real estate inventories is recorded for 202 lots and homes at the Company’s subsidiaries’ various inland projects. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

On March 31, 2009, a subsidiary of Hearthside Homes completed a deed-in-lieu transaction for the Hearthside Lane project in the City of Corona with the investor that had acquired the project loan secured by the property from IndyMac Federal Bank. The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven homes which secured the then remaining note balance of $2.5 million. See Note 8 for additional discussion.

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

The Company recorded inland project impairment charges totaling $zero and $3.2 million, respectively, during the three and six months ended June 30, 2009, compared with $5.0 million during the same periods in 2008. The impairment charges recorded during the first quarter of 2009 relate to a subsidiary’s Woodhaven project in Beaumont, California and reflect recent sales price reductions by large competitors and the Company’s current intention to attempt to negotiate a short-sale for the property in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, “Debtor’s Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage” (“EITF 91-2”), and a FASB staff interpretation thereof, the Company reduced the carrying value of the Woodhaven real estate project to its estimated fair value during the first quarter of 2009. If the Woodhaven project is sold to a third party or transferred to the lender in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capitalized interest, beginning of period	$35.7	$29.6	$37.3	$26.2
Interest incurred and capitalized	3.2	3.5	7.2	7.5
Charged to cost of sales	(1.4)	(.8)	(2.8)	(1.4)
Charged to gain on debt restructuring	—	—	(4.2)	—
Capitalized interest, end of period	$37.5	$32.3	$37.5	$32.3

Note 4 — Senior Secured Project Revolver

On September 30, 2008, the Company entered into the third amendment to the $100 million Revolving Loan with KeyBank National Association, as a lender and as agent for the other loan syndicate members. The Revolving Loan is secured by a first trust deed on the Brightwater project, and stock pledges of the Company’s material subsidiaries.

As of June 30, 2009 and December 31, 2008, $80.4 million and $74.4 million, respectively, was outstanding under the Revolving Loan at weighted average rates of 3.58% and 5.09%, respectively, based upon the Company’s elected rates. As of June 30, 2009, the undrawn availability was $4.5 million. Currently, one syndicate member holding 12% of the loan is in default. The terms of the facility prevent a defaulting member from receiving repayments and due to frequent repayments related to home deliveries, this has not affected the Company’s ability to draw funds as needed to date. However, approximately $600,000 of the undrawn availability relates to the defaulting member.

Outstanding advances bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and six months ended June 30, 2009 was $1.0 million and $2.2 million, respectively, at weighted-average interest rates of 3.67% and 3.74%, respectively. Interest incurred on the Revolving Loan for the three and six months ended June 30, 2008 was $1.0 million and $1.9 million, respectively, at weighted-average interest rates of 4.79% and 5.18%, respectively. As of August 3, 2009, the Revolving Loan weighted average interest rate is 3.55%. Rate options based on the Prime rate and various LIBOR terms are available.

During March 2009, the Company exercised its option to extend the Revolving Loan maturity from September 15, 2009 to June 30, 2010. The Revolving Loan is subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. As of June 30, 2009, the Company has delivered 63 of the first 70 homes. These mandatory repayments are applicable to the commitment reductions set forth below. The commitment amount under the Revolving Loan reduces to zero by the final maturity as follows (in millions):

Date	Commitment Reduction	Commitment
June 30, 2009	$—	84.9
September 30, 2009	4.9	80.0
December 31, 2009	10.0	70.0
March 31, 2010	10.0	60.0
June 30, 2010	60.0	—

During the three and six months ended June 30, 2009, the Company delivered nine and 14 homes, respectively, at Brightwater and made mandatory repayments on the Revolving Loan of $2.2 million and $3.4 million, respectively. As of June 30, 2009, the Company has made cumulative mandatory repayments for the Revolving Loan of $15.1 million, reflecting 63 homes delivered to date, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008. Availability under the $100.0 million Revolving Loan has been reduced to $84.9 million.  As of September 30, 2009, availability under the Revolving Loan will be reduced to $80.0 million.  Due to cash requirements for on-going home construction, the Company’s ability to meet its loan repayment requirement through September 30, 2009 is dependent upon sales and home delivery results over the remainder of the quarter ended September 30, 2009.

As of June 30, 2009 and December 31, 2008, approximately $900,000 and $1.4 million, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

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

As of June 30, 2009, the Company’s consolidated total liabilities are $231.2 million, tangible net worth after excluding the 2008 Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $105.9 million and the leverage ratio is 2.18. The loan-to-value ratio is 27% and the Company is in compliance with the covenants of the Revolving Loan as of June 30, 2009.

While the sales pace at Brightwater is close to expectations at the beginning of 2009, the mix is heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  Therefore, the Company does not expect to be able to meet its mandatory principal repayments due on December 31, 2009, as well as March 31, 2010, or fully re-pay the Revolving Loan by its maturity date on June 30, 2010 from cash flow from operations.  The Company is preparing to commence negotiations with its lenders to restructure the Revolving Loan and Term Loan to defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund construction. The Company is striving to complete amendments to its Revolving Loan and Term Loan during the fourth quarter of 2009.  There can be no assurance that the Company will be successful in any of these endeavors. As weakness in the national credit markets continues, there is limited availability of financing for small businesses, which presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

Note 5 — Senior Secured Term Loan

On September 30, 2008, the Company entered into the third amendment to the five-year, $125 million Term Loan with KeyBank National Association, as a lender and as agent for the other loan syndicate members. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company’s ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding.  In January 2009, a major shareholder of the Company purchased 6% of the Term Loan from certain members of the loan syndicate.

As of June 30, 2009 and December 31, 2008, $102.3 million and $107.4 million, respectively, was outstanding under the Term Loan at rates of 4.33% and 6.38%, respectively, based upon the Company’s elected rates. The outstanding balance currently bears interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and six months ended June 30, 2009 was $1.5 million and $3.2 million, respectively, at weighted-average interest rates of 4.41% and 4.74%, respectively. Interest incurred on the Term Loan for the three and six months ended June 30, 2008 was $1.8 million for both periods, at weighted-average interest rates of 5.34% and 5.90%, respectively. As of August 3, 2009, the Term Loan interest rate is 4.30%. Rate options based on Prime rate and various LIBOR terms are available.

The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. As of June 30, 2009, the Company has delivered 63 of the first 70 homes.

These mandatory repayments are applicable to the commitment reductions set forth below. Debt repayments are due as follows until the final maturity on September 15, 2011 (in millions):

Date	Commitment Reduction	End of Period Commitment
June 30, 2009	$—	102.3
September 30, 2009	—	102.3
December 31, 2009	12.3	90.0
March 31, 2010	15.0	75.0
June 30, 2010	10.0	65.0
September 30, 2010	15.0	50.0
December 31, 2010	12.5	37.5
March 31, 2011	12.5	25.0
June 30, 2011	12.5	12.5
September 15, 2011	12.5	—

During the three and six months ended June 30, 2009, the Company delivered nine and 14 homes, respectively, at Brightwater and made mandatory repayments on the Term Loan of $3.2 million and $5.0 million, respectively. As of June 30, 2009, the Company has made cumulative mandatory repayments for the Term Loan of $22.7 million, reflecting 63 homes delivered to date, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008. Availability under the $125.0 million Term Loan has been reduced to $102.3 million.  The Company has met the minimum debt repayments as of September 30, 2009, which requires the maximum outstanding under the Term Loan to be $105.0 million.

As of June 30, 2009 and December 31, 2008, approximately $2.4 million and $3.1 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered.

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

As of June 30, 2009, the Company’s consolidated total liabilities are $231.2 million, tangible net worth after excluding the 2008 Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $105.9 million and the leverage ratio is 2.18. The loan-to-value ratio is 62% and the Company is in compliance with covenants of the Term Loan as of June 30, 2009.

While the sales pace at Brightwater is close to expectations at the beginning of 2009, the mix is heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  Therefore, the Company does not expect to be able to make the mandatory repayments due on December 31, 2009, as well as March 31, 2010, under the Term Loan and the Revolving Loan. The Company is preparing to commence negotiations with its lenders to restructure the Revolving Loan and Term Loan to defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund construction. The Company is striving to complete amendments to its Revolving Loan and Term Loan during the fourth quarter of 2009. There can be no assurance that the Company will be successful in any of these endeavors. As weakness in the national credit markets continues, there is limited availability of financing for small business, which presents uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing, if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

Note 6—Model Home Financing

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

The Company utilized $10.2 million of the model home financing proceeds to make mandatory repayments under the Revolving Loan and the Term Loan, thereby reducing the payments that would have been due in 2009. The Company used an additional $10.7 million of the proceeds to reduce the balance outstanding under the Revolving Loan, which amount can be re-borrowed under the terms of the Revolving Loan agreement. See Notes 4 and 5 for additional discussion.

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

The model home lease allows the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. As required by the lease agreement, the Company prepaid six months of rent totaling $1.6 million on December 31, 2008 and will make monthly rent payments thereafter of $262,500 per month beginning July 2009 through December 2010, and $279,167 per month in 2011. The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2009	$1.6
2010	3.2
2011	3.3
Total	$8.1

Note 7 — Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, entered into construction loan agreements with commercial banks. These loan facilities finance a portion of land acquisitions and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity by Hearthside Homes, Inc., however these loans are nonrecourse to California Coastal Communities, Inc. The loans are secured by first trust deeds and bear an interest rate of prime to prime plus one-half. The Lancaster loan facility currently bears interest at the default rate of 10.25% and has a minimum interest rate of 7.25%. During the six months ended June 30, 2009, Hearthside Homes, Inc. and its subsidiaries did not enter into any new loan facilities.

The following amounts were available and outstanding under these loan facilities as of June 30, 2009 and December 31, 2008 ($ in millions):

			Interest		Number		Outstanding at
	Amount of Facility		Rate at 6/30/09	Lender	of Lots / Homes	Maturity Date	June 30, 2009	December 31, 2008

Lancaster	$14.0	(1)	10.25%	IndyMac Federal Bank/ OneWest of California	55	9/30/08	$2.4	$2.7
Beaumont	17.9		3.50%	Comerica Bank	68	9/17/09	6.6	7.0
Corona-Hellman	2.5		3.25%	Third party investor (2)	6	3/31/10	2.1	29.2

							$11.1	$38.9

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

The Hellman Loan is nonrecourse to California Coastal Communities, Inc.; however, Hearthside Homes guaranteed payment of the debt. The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven completed homes which secured the then remaining note balance of $2.5 million. The modified note bears interest at the prime rate and matures on March 31, 2010. Subject to certain conditions, after all seven homes have been sold, the guaranty of this debt by Hearthside Homes will be released and any remaining balance on the note will be cancelled. The subsidiary also assigned $1.7 million of restricted cash related to the project to the investor as part of the transaction.  During the second quarter of 2009, the subsidiary delivered one home and delivered three additional homes during July 2009. The Company expects to deliver the remaining three homes during August, at which time the related debt will have been paid in full.

In June 2009, a subsidiary of Hearthside Homes received a notice of default relating to the loan facility which matured on September 30, 2008 for development of the Las Colinas project in Lancaster. The Company expects that the lender will foreclose on the property (one completed home and 54 lots) secured by the loan in the second half of 2009. The loan is nonrecourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. During the third quarter of 2008, in accordance with EITF 91-2 and a FASB staff interpretation thereof, the Company reduced the carrying value of the Las Colinas real estate project to its estimated fair value. During January 2009, the Company delivered one home at the Las Colinas project resulting in a loan repayment of $291,000 and, as of August 3, 2009, the final completed model home is in escrow.

Hearthside Homes’ subsidiary is continuing its efforts to negotiate a consensual resolution of the Lancaster loan with OneWest of California, which recently acquired IndyMac Federal Bank. Any such resolution will likely involve turnover of the property securing the loan to the lender. If the property is transferred to the lender in full settlement of the loan without further recourse or obligation, the Company expects to recognize a nominal gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution of the loan default.

A subsidiary of Hearthside Homes is currently engaged in discussions with the lender for its Woodhaven project in Beaumont, California. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve a short sale of the property securing the loan. In accordance with EITF 91-2, and a FASB staff interpretation thereof, the Company reduced the carrying value of the Woodhaven real estate project to its estimated fair value during the first and second quarters of 2009. If the Woodhaven project is sold on behalf of the lender in full settlement of the loan without further recourse or obligation, the Company will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

Note 8 - Other Liabilities

Other liabilities were comprised of the following (in millions):

	June 30, 2009	December 31, 2008
Accrued pensions and benefits	$5.8	$5.9
Home warranty reserves	1.8	1.7
Contingent indemnity and environmental obligations	1.1	1.1
Capital contribution due to joint venture	0.5	0.5
Unamortized discount	(.3)	(.4)
	$8.9	$8.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1.7	$2.1	$1.7	$2.3
Provision	.1	—	.1	—
Adjustment due to change in estimate	—	—	—	(.1)
Payments	—	(.1)	—	(.2)
Balance at end of period	$1.8	$2.0	$1.8	$2.0

Note 9 - Income Taxes

The following is a summary of the tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current taxes	$—	$—	$—	$—
Deferred taxes	.2	(2.1)	7.9	(2.5)
Valuation allowances on deferred tax assets	7.6	—	7.6	—
Income tax expense (benefit)	$7.8	$(2.1)	$15.5	$(2.5)

The net deferred tax balance at June 30, 2009 and December 31, 2008 is primarily composed of federal net operating losses (“NOLs”). During the second quarter of 2009, the Company concluded it was not “more likely than not” that the Company would be able to generate sufficient taxable income in 2009, 2010 and 2011 to realize certain expiring federal NOLs and recorded valuation allowances of $7.6 million. While the Company expects to report profitable operations for 2009, it expects to report a taxable loss due to tax losses recognized upon dispositions of inland properties. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company’s operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets. The most critical uncertainties are whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets and the timing of dispositions of inland properties and the related recognition of losses for tax reporting purposes.

The federal NOLs available as of June 30, 2009 were approximately $151 million. The amount of federal NOLs which expire if not utilized is $11 million in 2009, $49 million in 2010, $42 million in 2011, zero in 2012 and 2013, and $49 million thereafter.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.48% as of August 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 21% as of August 3, 2009, as computed in accordance with Section 382. In the event of an ownership change, the Company’s use of its NOLs may be limited and the deferred tax assets recorded at June 30, 2009 may not be fully realizable.

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

Of the Company’s unrecognized tax benefits of $5.1 million at June 30, 2009, $100,000 would decrease the Company’s effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within 12 months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of June 30, 2009, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

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

Note 10 - Commitments and Contingencies

Real Estate Matters

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects as of June 30, 2009. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Prior to the commencement of trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a “current owner” of the site under applicable law. HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC’s appeal and the appellate process commenced. HRC currently expects that it could take three to six months to complete the appellate process. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site.  Once the appellate process is complete, the parties will return to the District Court within 30 to 60 days to commence a trial.

See Note 8 for a discussion of other contingencies.

Corporate Indemnification Matters

The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company’s current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company’s previously affiliated companies. The Company believes its consolidated balance sheet reflects adequate reserves for these matters

Note 11 — Stock Plan

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

The Company did not grant any options during the six months ended June 30, 2009 and 2008. Pursuant to SFAS 123(R), the Company recorded $35,000 and $53,000 of compensation expense during the six months ended June 30, 2009 and 2008, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the six months ended June 30, 2009 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, June 30	17,500	$21.58	(a)	6.60 years

Fully vested and exercisable at June 30	17,500	$21.58	(a)	6.60 years

Available for future grants at June 30	221,794

(a)           Adjusted for special dividend of $12.50

As of June 30, 2009, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 6.60 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at June 30, 2009 was zero. Following the January 2009 issuance of 125,000 shares of restricted stock under the Director Fee Program, there are 221,794 options available for future grants.

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

Note 12 — Stockholders’ Equity

As of June 30, 2009, total stockholders’ equity is $59.4 million, reflecting beginning stockholders’ equity of $55.5 million and net income of $3.9 million during the six months ended June 30, 2009.

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

During the first quarter of 2009, our homebuilding subsidiary, Hearthside Homes, Inc., completed a deed-in-lieu transaction for the Hearthside Lane project in Corona, California and recognized a pre-tax gain on debt restructuring of $20.7 million. In exchange for a $28.7 million reduction in the loan balance secured by the project, the subsidiary conveyed the remaining 134 finished lots to the lender. The subsidiary retained seven completed homes which secure the remaining note balance which is due in March 2010. Subject to certain conditions, after all seven homes have been delivered, the guaranty of this debt by Hearthside Homes will be released and any remaining balance on the note will be cancelled.  As of June 30, 2009, one home had been delivered and the remaining balance on the note was $2.1 million. As of August 3, 2009, the subsidiary has delivered three of the remaining six homes. The final three homes in escrow are expected to be delivered by the end of August, at which time the note will have been repaid in its entirety.

A subsidiary of Hearthside Homes is currently in the process of disposing the remaining assets of the Woodhaven project in Beaumont, California. The loan securing the property is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve a bulk sale of the property securing the loan. However, there can be no assurance that the lender will agree to a bulk sale in full satisfaction of the outstanding debt.

We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, and to meet our debt service and working capital requirements. However, our ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry and continued weakness of the California economy. In addition, on September 30, 2009 our borrowing capacity under the revolving loan is scheduled to be reduced to $80 million at a time when we expect to need in excess of that amount for the construction of new homes at Brightwater.

During the last five months (March — July), we have generated 20 net sales orders at Brightwater, increased construction starts during the second quarter to keep pace with sales orders, and started construction of a limited number of speculative homes which are in greater demand in today’s market than contract homes that are constructed over a five to seven month period. While sales of the Trails and Sands products, which are generally under $1.0 million, have increased during the first half of 2009, sales of our larger Cliffs and Breakers homes continue to be challenged by the downturn in the housing market and limitations on jumbo-mortgage financing, which have reduced demand for homes exceeding $1.0 million. Since the majority of sales and deliveries at Brightwater have been for The Trails, which is the smallest Brightwater home product, the current product mix of home sales is not expected to generate sufficient cash flow to meet our December 31, 2009 scheduled loan repayments of $10.0 million on the revolving loan and $12.3 million on the term loan, as described in greater detail in Notes 5 and 6 to “Item 1. Financial Statements” above.

As a result of the debt repayments made in connection with the December 2008 model homes sale and leaseback transaction, as well as home deliveries through June 30, 2009, we have met our loan repayment requirement for the term loan through September 30, 2009 and, with additional deliveries expected during the third quarter, we expect to be able to pay the amount due on the revolving loan on September 30, 2009.  However, due to cash requirements for on-going home construction and scheduled debt amortization, our ability to meet the loan repayment requirements for the revolving loan and term loan through December 31, 2009 will depend on the results of negotiations with our lenders, as discussed below. Based on Brightwater sales thus far in 2009, which have been primarily for the smallest Brightwater home product (The Trails), the current product mix of home sales is not expected to generate sufficient cash flow to meet the December 31, 2009 scheduled loan repayments of $10.0 million on the revolving loan and $12.3 million on the term loan, as described in greater detail in Notes 5 and 6. Based on current projections of Brightwater closings during the nine months ending March 31, 2010, we do not expect to generate cash from operations in an amount sufficient to allow us to make the $25 million in loan repayments due on March 31, 2010. In addition, we do not expect to be able to repay the Revolving Loan by its June 30, 2010 maturity date or to make the $10.0 million Term Loan payment also due on June 30, 2010.

Therefore, we are scaling back construction of speculative homes and making further reductions in general and administrative costs in order to reduce expenditures and retain cash for required expenditures. As discussed in greater detail below in “Liquidity and Capital Resources,” we are discussing amendments to our revolving and term loans with the agent bank for our loan syndicates in order to accommodate Brightwater’s presently anticipated sales volume and product mix, and to provide the liquidity needed to fund construction of additional new homes. We intend to negotiate amendments that will defer the amortization payments due by December 31, 2009, provide an extension of the maturity date of the revolving loan, restructure payments due in 2010 and 2011, and modify the loan covenants of the revolving loan and term loan agreements. We are striving to complete these amendments during the fourth quarter of 2009. In addition, we continue to examine potential financial and strategic alternatives to generate capital from other sources. There can be no assurance that amended or future debt or equity financings will be available to us in an amount sufficient to enable us to meet our debt obligations or to fund our other liquidity needs, in the event that sufficient cash flow is not generated from home sales during the 12 months ending June 30, 2010.

In view of the continuing significant economic downturn in the housing market, during the remaining six months of 2009 and continuing into 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and our operations in other markets will focus on the sale of standing inventory and resolution of certain existing project loans.

During the remaining six months of 2009, our primary goals will be to:

•                  continue selling and delivering homes at Brightwater;

•                  modify our existing debt secured by the Brightwater project;

•                  continue evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and evaluating prospects for raising additional capital;

•                  complete delivery of standing inventories and thereby maximize deliveries and revenues at our other homebuilding projects in Los Angeles and Riverside counties;

•                  pursue consensual resolution of a subsidiary’s loan default on one nonperforming inland development project in Lancaster, California; and

•                  pursue a bulk sale of the inland development project in Beaumont, California and negotiate satisfaction of the related subsidiary’s project debt for less than 100% of the principal balance due on such debt, which matures on September 17, 2009.

There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

Despite the challenges of the current national homebuilding market and our inland market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, that impact appears less severe than the weakness we are seeing in our inland markets. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that should not be sacrificed under current depressed market conditions but, rather, should be realized over time. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the significant number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

Our total revenues for the three months ended June 30, 2009 and 2008 were $10.5 million and $10.4 million, respectively, and $23.3 million and $15.4 million for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008 we delivered 12 and 15 homes, respectively, and for the six months ended June 30, 2009 and 2008 we delivered 19 and 23 homes, respectively. Our total assets as of June 30, 2009 and December 31, 2008 were $290.6 million and $312.5 million, respectively, with Brightwater constituting $239.7 million (82% of total assets) and $238.5 million (76% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,100 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 6 and 7 to “Item 1. Financial Statements” above, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of June 30, 2009, we had $216.3 million of debt (including the model home financing) against $59.4 million of book equity.

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

Outlook and Operating Strategy

The financial crisis and economic recession that worsened in 2008 and exacerbated the existing downturn in the homebuilding market, has persisted during the first six months of 2009. Weakness in the homebuilding environment has continued as unemployment increased, the availability of jumbo-mortgages remains limited and the economic recession continued. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, further challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors.

Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 11.6% at the end of the second quarter of 2009 compared with 8.7% at the end of 2008, while the unemployment rate in Orange County was 9.2% in June 2009 compared with 6.5% in December 2008. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the three and six months ended June 30, 2009 and 2008.  We believe that the weak demand we are experiencing, particularly for homes over $1.0 million, reflects homebuyers’ reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom and that economic conditions have stabilized. We believe the current conditions could continue during the remaining six months of 2009 and perhaps beyond, and we expect that our operations may sustain periodic losses until the homebuilding industry and economy as a whole begin to rebound.

Thus far during 2009, the U.S. economy remains in a severe recession and the homebuilding industry continues to face adverse pressures. Weak buyer confidence and significantly tighter mortgage lending standards, coupled with an oversupply of new and existing homes for sale (boosted by foreclosures), continue to weigh on the housing market and may cause further deterioration in operating conditions and sales results. While some positive signs are occurring, such as rising stock markets and reduced number of new unemployment claims, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery.  Actions taken or announced by federal, state, and local governments to support housing may soften, but are not expected to reverse, the impact of these pressures.

In addition, the recently enacted California tax credit (which does not contain income or first-time buyer restrictions and is limited to new homes) appears to have boosted demand somewhat; however, the federal stimulus plan has not had much impact on the homebuilding industry due to its income and first-time buyer restrictions. As of August 3, 2009, approximately 78% of the $100 million in California tax credits has been issued and approximately 3,500 additional tax credit applications are being processed, which the California Franchise Tax Board anticipates will utilize all of the remaining tax credits. Key housing metrics, including starts, new home sales and existing home sales may continue to weaken or remain stagnant during the remaining six months of 2009. We therefore expect fierce price competition to persist in our inland markets throughout 2009 and into 2010. This could lead to inventory impairments in amounts which we are unable to presently predict or estimate.

We are also concerned about the dislocation in the secondary mortgage market. We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, the interest rates on jumbo mortgages continue to be significantly greater than interest rates on conforming mortgages, with spreads approximating 1% compared with historical spreads in the range of only .25% to .35%. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could remain depressed or slow further until these markets improve.

While standing inventory in our inland markets has been reduced from 14 homes as of June 30, 2008 to four homes as of June 30, 2009, the price reductions and additional incentives have resulted in impairment reserves and significantly reduced gross profits for our inland projects. In response to the ongoing crisis in the housing market and national credit markets, during the first six months of 2009 we have:

•                  terminated further inland market construction activity until those markets improve;

•                  reduced sales prices and offered incentives for all of our inland homes in order to eliminate our standing inventory;

•                  completed a deed-in-lieu transaction for our subsidiary’s Hearthside Lane project in Corona, which resulted in a pre-tax gain on debt restructuring of $20.7 million;

•                  continued negotiations with our lender in an attempt to reach a consensual resolution of our subsidiary’s loan default on the Las Colinas property in Lancaster;

•                  offered our remaining Beaumont models and lots for sale to attempt to reach a consensual resolution of our subsidiary’s loan which matures in September 2009.

We expect these changes to produce tangible benefits in the form of selling, general and administrative expense reductions in future quarters, and we will continue to reduce these costs. We expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery. Although we took an inventory impairment charge of $3.2 million related to our inland project in Beaumont, California during the six months ended June 30, 2009, if market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our results for the remaining six months of 2009 could be adversely affected if general economic conditions do not improve or continue to deteriorate, if consumer confidence remains weak or declines further, if job losses continue or accelerate, if foreclosures or distressed sales increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

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

•                  ceasing construction and sales efforts at our inland projects where we are unable to generate acceptable levels of sales volume and cash flow until the housing market improves;

•                  limiting construction starts to better align product available for sale with sales activity; and

•                  seeking to balance our short-term goal of selling homes in a depressed market and our long-term goal of maximizing the value of our communities.

During the three and six months ended June 30, 2009, we delivered 12 and 19 homes, respectively, and as of August 3, 2009, six additional homes have been delivered and 16 additional homes are in escrow, as discussed further under “Our Current and Future Homesites” below.

Despite the challenges of the current California homebuilding market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, that impact appears less severe than the weakness we have seen in our inland markets. Brightwater continues to have significant weekly traffic and the number of prospects considered to be motivated buyers appears to have increased since the end of the quarter. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that should not be sacrificed under current depressed market conditions but, rather, should be realized over time. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the significant number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

We currently believe that market conditions will continue to be challenging throughout 2009 and into 2010, as unemployment rates are rising, foreclosure activity continues to be significant and consumer confidence continues to be eroded. Although substantially reduced home prices and relatively low consumer mortgage interest rates for conforming loans have improved housing affordability, many potential homebuyers remain tepid about purchasing a home in this unstable economic environment. This demand-side dynamic, in conjunction with rising foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006. We remain hopeful that the federal government’s initiatives to stabilize the credit markets and restore confidence in the financial system and economy will be effective.

In view of the continuing significant economic downturn in the housing market, during the remaining six months of 2009 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. We expect that continuing operations in our inland markets will focus on the sale of standing inventory with no construction starts. In addition, we are attempting to negotiate a consensual resolution with our lender with respect to a loan default on our subsidiaries’ Las Colinas (Lancaster) property and we are attempting to sell our Beaumont property in satisfaction of the related project debt. However, there can be no assurance that these strategies or any alternatives will prove successful.

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

Finally, our operating results during the remaining six months of 2009 could be adversely affected if housing, credit market, or general economic conditions deteriorate further, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, greater availability of mortgage financing, and the restoration of consumer confidence that can support a decision to buy a home.

Our Current and Future Homesites

We currently have on-going Southern California homebuilding projects in:

•                  Orange County in the Huntington Beach area;

•                  Riverside County in the City of Corona and in the City of Beaumont; and

•                  Northern Los Angeles County in the City of Lancaster.

The following chart describes our current projects, their location and our lot and standing home inventories as of June 30, 2009:

Project	Location	Models(a)	Backlog	Standing Inventory	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	4	7	—	36	47
The Sands	Huntington Beach	4	—	—	61	65
The Cliffs	Huntington Beach	4	1	—	96	101
The Breakers	Huntington Beach	5	1	2	89	97
Subtotal—Orange County		17	9	2	282	310
Inland Empire/Lancaster:
Hearthside Lane	Corona	—	6	—	—	6
Woodhaven	Beaumont	4	1	1	62	68
Las Colinas	Lancaster	—	—	1	54	55
Other unimproved lots	Lancaster	—	—	—	73	73
Subtotal—Inland Empire/Lancaster		4	7	2	189	202
Total—All Projects		21	16	4	471	512

(a)                                  While we sold our 17 Brightwater models to an independent third-party investor on December 31, 2008, the transaction is accounted for as a financing and therefore those homes are included in our home inventories.

As of June 30, 2009, we had standing inventory of four homes, including two homes at Brightwater and two homes at our inland projects. During the second quarter of 2009, net new orders decreased to 20 homes compared with 26 homes during the comparable period in 2008 due to fewer active communities at our inland projects. Cancellations as a percentage of new orders were 9% during the second quarter of 2009, compared with approximately 19% during the comparable period in 2008. Backlog as of June 30, 2009 decreased to 16 homes compared with 23 homes as of June 30, 2008 primarily due to the initial orders in 2008 related to the grand opening at The Breakers and The Cliffs and fewer active inland communities.

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

Brightwater is the largest property in our portfolio, representing approximately 95% of our real estate inventories as of June 30, 2009. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. We delivered seven homes at The Trails and The Sands during both three month periods ended June 30, 2009 and 2008, respectively, and eight and nine homes during the six months ended June 30, 2009 and 2008, respectively. We generated $6.3 million and $7.2 million in revenue, respectively, during the three months ended June 30, 2009 and 2008 and generated gross operating margins of 14.3% and 28.2%, respectively. During the six months ended June 30, 2009 and 2008, we generated $7.3 million and $9.4 million in revenue, respectively, and generated gross operating margins of 16.5% and 29.5%, respectively. The decrease in margins reflects price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers. Homes at The Trails and The Sands are presently being offered at prices ranging from $798,000 to $1.1million. As of August 3, 2009, 10 homes are in escrow at The Trails and The Sands.

During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. We delivered two and six homes at The Cliffs and The Breakers during the three and six months ended June 30, 2009, respectively. We generated revenue of $3.4 million and $14.5 million, respectively, during the three and six months ended June 30, 2009 and gross operating margins of 23.5% and 31.2%, respectively. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.4 to $3.2 million for 2,724 to 4,339 square foot homes. As of August 3, 2009, one home is in escrow at The Cliffs.

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

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 9% to 28% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 23% to 28%, while gross margins at The Trails and The Sands are currently expected to approximate 9% to 22%. The decrease in expected margins reflects price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers.

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

Homebuilding

Our homebuilding operations include active projects in the Huntington Beach and the Inland Empire (Beaumont) area of Southern California.  In addition, we are actively selling all remaining inventory in our Corona and Lancaster (Quartz Hill) projects. We delivered 12 homes during the three months ended June 30, 2009, compared with 15 deliveries during the comparable period of 2008, as detailed below. During the six months ended June 30, 2009 and 2008, we delivered 19 and 23 homes, respectively. We acquired no single-family residential lots during the three and six months ended June 30, 2009 and 2008 and we have no contracts to acquire land or lots.

During the second quarter of 2009, difficult conditions persisted in the Inland Empire and Lancaster markets. We have reduced sales prices and offered incentives for all of our homes in these markets in order to reduce our standing inventory and remain competitive during this continuing significant economic downturn in the housing market. The price reductions and additional incentives have resulted in reductions to gross profits for Inland Empire home sales.

Following the completion of the deed-in-lieu transaction for the Hearthside Lane project in Corona in which Hearthside Homes’ subsidiary conveyed 134 finished lots to the lender and retained seven completed homes, we reduced sales prices and, of the seven remaining homes, we delivered one home during the second quarter of 2009, three homes in July and expect to deliver the final three homes during August 2009. We delivered two additional homes at our Beaumont project during the second quarter of 2009, and during July 2009 we delivered one additional home and entered into a sales contract for the one remaining production home at the Beaumont project. We also entered into a sales contract for the last remaining home at our Las Colinas project in Lancaster. We do not expect any further development at these projects.  As of August 3, 2009, the remaining five homes (excluding the four model homes in Beaumont) are in escrow at our inland projects.

We recorded non-cash impairment charges of $3.2 million for our Woodhaven project in Beaumont, California during the six months ended June 30, 2009, compared with $5.0 million of impairment charges during the comparable period in 2008. The current year impairment charge reflects recent sales price reductions by large competitors and our current intention to attempt to negotiate a sale of the property in full satisfaction of our project subsidiary’s debt for less than 100% of the principal balance in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. The impairment charges were calculated based on market conditions and assumptions made by management that reflect current conditions, which may differ materially from actual results if market conditions change. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), we will reevaluate the expected cash flows from our homebuilding projects to determine whether any additional impairment exists should events or circumstances change.

In view of the continuing downturn in the housing market, we currently expect that, during the remaining six months of 2009 and continuing into 2010, our only new home construction will be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve only the sale or transfer of home and lot inventories.

Our homebuilding projects are described below:

							Deliveries
							Three Months		Six Months
							Ended		Ended
		Land	Commenced		Commenced		June 30,		June 30,
	Location	Acquisition	Construction		Sales		2009	2008	2009	2008

Brightwater
The Trails	Huntington Beach	1970	2006		2007		4	4	4	5
The Sands	Huntington Beach	1970	2006		2007		3	3	4	4
The Cliffs	Huntington Beach	1970	2006		2008		1	—	2	—
The Breakers	Huntington Beach	1970	2006		2008		1	—	4	—

Total Brightwater							9	7	14	9

Inland Empire/Lancaster
Completed Projects	Various	n/a	n/a		n/a		—	2	—	5
Woodhaven	Beaumont	2005	2005		2006		2	2	3	3
Hearthside Lane	Corona	2005	2005		2007		1	4	1	5
Quartz Hill	Lancaster	2005	2006		2006		—	—	1	1
Future Community	Lancaster	2005	—	(a)	—	(a)	—	—	—	—

Total Inland Empire/Lancaster							3	8	5	14

Total Deliveries							12	15	19	23

(a)                                  To be determined subject to market conditions.

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes in February 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered 14 homes at an average price of $1.6 million (including three Breakers view homes averaging $3.2 million) during the six months ended June 30, 2009 and two additional homes at the Trails at an average price of $950,000 in July 2009. As of August 3, 2009, 11 Brightwater homes (including one home with wetland and ocean views) are in escrow at an average price of $1.0 million, or approximately $518 per square foot, and 18 additional homes are completed or under construction and have been released for sale.

Corona.  On March 31, 2009, we completed a deed-in-lieu transaction with the investor that purchased the loan secured by the Hearthside Lane project. In exchange for a $28.7 million reduction in the note balance and waiver of other costs, we conveyed 134 remaining finished lots to the investor and assigned approximately $1.7 million of restricted cash. We retained seven completed homes which secure the then remaining note balance of $2.5 million. During the second quarter of 2009, the subsidiary delivered one of the remaining seven homes at a price of $400,000. During July 2009, we delivered three of the remaining six homes at an average price of $426,000 and the final three homes in escrow are expected to be delivered by the end of August, at which time we will have fully repaid the remaining note balance.

Beaumont.  We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and six homes during 2008 at an average price of $269,000. We delivered three homes during the six months ended June 30, 2009 at an average price of $236,000 and one additional home during July 2009 at a price of $224,000. As of August 3, 2009, one additional home is completed and in escrow and 62 finished lots, along with our four model homes, are being marketed for a bulk sale.

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

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and average 3,640 square feet. We opened for sales during July 2006 and delivered 21 homes from 2006 through 2008. During the six months ended June 30, 2009, we delivered one additional home at a price of $330,000. As of August 3, 2009, the final model home is in escrow at a price of $240,000. A subsidiary of Hearthside Homes, Inc. is currently in default on the $2.4 million loan facility secured by this project and is attempting to negotiate a consensual resolution of the loan default with the lender, OneWest of California which recently acquired IndyMac Federal Bank. In June 2009, a subsidiary of Hearthside Homes received a notice of default relating to the loan facility which matured on September 30, 2008 for development of the Las Colinas project in Lancaster. We expect that the lender will foreclose on the property, including 54 lots and one completed home if the home is not delivered as a result of the open escrow, in the second half of 2009. The loan is non-recourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc. guaranteed payment of the debt. There can be no assurance that the lender will agree to a consensual resolution.

Oxnard Land Development - Unconsolidated Joint Venture

We were unable to renegotiate the land purchase option contracts to reflect current economic conditions and therefore the joint venture did not exercise its extension options during the first quarter of 2009, which effectively resulted in abandoning the project.  During the year ended December 31, 2008, we recorded an investment loss of $4.6 million related to our investment in the joint venture.

Critical Accounting Policies and Estimates

In the preparation of our consolidated financial statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 2, 3 and 9 to “Item 1. Financial Statements” above.

Basis of Consolidation

Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 2 to “Item 1. Financial Statements” above. All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

We recorded inland project impairment charges totaling $zero and $3.2 million during the three and six months ended June 30, 2009, respectively, compared with impairment charges of $5.0 million during the three and six months ended June 30, 2008. The impairment charges recorded during the first and second quarters of 2009 relate to the Woodhaven project in Beaumont and reflect recent sales price reductions by large competitors and our intention to attempt to negotiate a short-sale for the property in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. The loan is non-recourse to California Coastal Communities, Inc., however, the subsidiary’s parent, Hearthside Homes, Inc., which has a negative net worth of approximately $50 million, has guaranteed payment of the debt. Hearthside Homes’ subsidiary is attempting to negotiate a consensual resolution of the loan with the lender, which may involve turnover of the property securing the loan to the lender. In accordance with EITF Issue No. 91-2, “Debtor’s Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage” (“EITF 91-2”), and a FASB staff interpretation thereof, we reduced the carrying value of the Woodhaven real estate project to its estimated fair value during the first quarter of 2009. If the Woodhaven project is transferred to the lender in full settlement of the loan without further recourse or obligation, we will recognize a gain as a result of debt cancellation. However, there can be no assurance that the lender will agree to a consensual resolution.

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

We evaluated our Brightwater project for impairment as of December 31, 2008, and determined that no impairment was indicated based on our projection of the project’s future cash flows, including projected revenues, costs and gross margin.  We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs.  Our relatively lower book basis in Brightwater of $239.7 million as of June 30, 2009, is due in part to a fair value adjustment recorded in September 1997 under “Fresh Start” accounting.  Since 1997, we have recorded no impairment charges for the project, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services.  Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced projected gross margins for the project from approximately 30%-40% in 2007 to 25%-35% as of December 2008 and 9%-28% as of June 2009.  The decrease in expected margins also reflects greater use of third-party real estate brokers.

Home prices and direct construction costs are the most critical factors in our impairment analysis and we estimate that a 1% change in home prices or direct construction costs would change gross margin by approximately .75% and ..25%, respectively. Due to their subjective and interrelated nature, we cannot meaningfully quantify the impact of potential changes for all of the factors considered in our impairment analysis. While there is risk that additional price reductions may be necessary, it appears unlikely that any future price reductions or direct construction cost increases would result in erosion of the entire positive cash flow that we are currently projecting and result in an impairment charge for this project. However, there can be no assurance in that regard because economic and housing market conditions may continue to worsen or other events beyond our control may occur which could result in a change in our assumptions.

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

In our impairment analysis of the Brightwater project, we also consider projected construction and related costs and the availability of mortgage financing for our potential homebuyers.  Recent subcontracting efforts have resulted in price reductions for direct costs of approximately 2% overall in the past year, a trend which is expected to have a positive effect on margins during 2009 and possibly beyond.  However, any savings experienced in the near future would likely be diminished in future years if home prices increase.  While mortgage financing for our homes is still challenging, 30-year jumbo mortgage rates have decreased from a national average high of 8.4% in October 2008 to approximately 6.2% currently.  With the return of the conforming loan maximum in Orange County to $729,750, a significant portion of our potential homebuyers are able to finance a substantial portion of their home purchase at historically low mortgage rates approximating 5%.

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

While we expect to report profitable operations for 2009, we expect to report a taxable loss due to tax losses recognized upon property dispositions. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The current year expected taxable loss includes the tax loss generated by the deed-in-lieu transaction (which included approximately 59% of our cumulative previously unrecognized taxable losses on inland projects) and losses expected to be generated from the disposition or foreclosure of our inland lots and homes in the cities of Corona, Lancaster and Beaumont which were the source of operational losses recognized in 2007 and 2008.  We delivered five additional inland homes during the first six months of 2009, and an additional four homes during July 2009, leaving a total of five homes in escrow, four model homes available for sale in bulk sale and 116 lots as of August 3, 2009 on projects for which we have recorded loss reserves. In addition, in June 2009, a subsidiary of Hearthside Homes received a notice of default relating to the loan facility for development of the Las Colinas project in Lancaster. We expect that the lender will foreclose on the property secured by the loan in the second half of 2009. Therefore, we expect that all or a significant portion of the remaining expected taxable losses on our inland projects will be included in our full year 2009 results through home deliveries and possible additional lot conveyances or dispositions.  The disposition of the inland assets during 2009 is both an operational and tax strategy which we have successfully begun and will continue to execute.  Therefore, we have reserved the approximately $3.8 million value of all of our NOL expiring in 2009.

Beginning in 2010, we expect that recognized tax losses resulting from deliveries of inland homes and lots will be eliminated, leaving primarily Brightwater home deliveries to generate our operating and taxable results.  Therefore, in order to evaluate the recoverability of NOLs and other deferred tax assets in 2010 and 2011, we projected our taxable income reflecting actual and estimated 2009 levels of Brightwater home sales.  In addition, we evaluated expected prices based on our current marketing, expected product mix and gross margins, review of competitive home sales, market conditions and other objectively verifiable economic factors affecting our operations, as well as other positive and negative factors.  The $239.7 million book value of Brightwater at June 30, 2009 is less than its expected market value due to the project’s long holding period and a fair value adjustment recorded in September 1997 under “Fresh Start” accounting. We currently expect the various Brightwater products to generate gross margins of approximately 9% to 28%.  The project’s tax basis is approximately $32.8 million less than book value which will generate additional taxable income in excess of book income.  Based on our projections which reflect recently achieved operational levels, during the second quarter of 2009 we reserved approximately $7.6 million for NOLs expiring in 2010 and 2011.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.48% as of August 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 21% as of August 3, 2009, as computed in accordance with Section 382. In the event of an ownership change, our use of our NOLs may be limited and the deferred tax assets recorded at June 30, 2009 may not be fully realizable.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 8 and 10 to “Item 1. Financial Statements” above. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding Recent Accounting Pronouncements in Note 2 to “Item 1. Financial Statements” above.

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three and six months ended June 30, 2009 and 2008.

Backlog as of June 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
16	23	(30.4)%	$13.0	$32.3	(59.7)%	$812	$1,403	(42.1)%

Homes Delivered
Three Months Ended June 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
12	15	(20.0)%	$10.5	$10.4	1.0%	$872	$696	25.3%

Homes Delivered
Six Months Ended June 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
19	23	(17.4)%	$23.3	$15.4	51.3%	$1,224	$670	82.7%

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

We reported revenues of $10.5 million and gross operating profit of $1.9 million for the second quarter of 2009, compared with $10.4 million in revenues and gross operating loss of $2.8 million for the second quarter of 2008. Revenues in the current period reflect deliveries of 12 homes, including nine deliveries at Brightwater which generated revenues of $9.7 million and gross operating profit of $1.7 million, and three homes at our inland projects which generated revenues of $800,000 and gross operating profit of approximately $200,000. The comparable period of the prior year reflects deliveries of 15 homes, including seven homes at Brightwater and eight inland homes. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Gross operating profit before impairment charges decreased from $2.2 million for the second quarter of 2008 to $1.9 million for the second quarter of 2009 primarily due to reduced margins for The Trails and The Sands homes at Brightwater delivered during the quarter. We delivered nine homes at Brightwater which generated a 18.1% gross margin and gross operating profit of $1.7 million. Excluding impairment charges, homebuilding gross margin for the second quarter of 2009 decreased to 18.1% compared with 21.2% in the comparable period of 2008 due to increased incentives and third-party brokers’ commissions that were necessary to move standing inventory at our communities.

Selling, general and administrative expense decreased $900,000 compared with the second quarter of 2008 primarily due to a $600,000 reduction in selling expenses primarily associated with communities which were active during the first half of 2008 but had reduced or no activity in the current year, as well as reduced general and administrative expenses resulting from headcount reductions and the absence of holding costs for the Corona project, the majority of which was deeded to the lender on March 31, 2009.

Other expense decreased $300,000 in the second quarter of 2009 compared with the second quarter of 2008 due to a $200,000 reduction in real estate holding costs and the absence in 2009 of $100,000 of other expense incurred in 2008 related to an interest rate swap agreement.

Income tax expense for the three months ended June 30, 2009 primarily reflects a $7.6 million non-cash valuation allowance on deferred tax assets.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

We reported revenues of $23.3 million and gross operating profit of $2.7 for the six months ended June 30, 2009, compared with $15.4 million in revenues and gross operating loss of $1.7 million for the comparable period of 2008. Revenues in the current period reflect deliveries of 19 homes, including 14 deliveries at Brightwater which generated revenues of $21.9 million and gross operating profit of $5.7 million, and five homes at our inland projects which generated revenues of $1.4 million and gross operating profit of approximately $200,000. The comparable period of the prior year reflects deliveries of 23 homes, including nine homes at Brightwater and 14 inland homes. Gross operating profit for the six months ended June 30, 2009 includes non-cash impairment charges of $3.2 million, reflecting fair value write-downs during the first and second quarters of 2009 for an inland project in Beaumont. These impairment charges reflect first-quarter sales price reductions by large competitors and our current intention to attempt to negotiate a short-sale for the property in 2009 in order to maximize utilization of tax loss carryforwards in 2010 and future years. As required by SFAS 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Although we delivered four fewer homes in the six months ended June 30, 2009 compared with 2008, we generated $2.6 million more in gross operating profit before impairment charges from home sales as a result of delivering 14 homes at Brightwater which generated a 26.0% gross margin and gross operating profit of $5.7 million. Increased gross operating profit for Brightwater was partially offset by reduced margins at our inland projects which generated gross margins of 18.9% during the six months ended June 30, 2009 due to the prolonged real estate slowdown which has resulted in lower selling prices and greater incentives and third-party brokers’ commissions in order to remain competitive and move standing inventories in this difficult market. Excluding impairment charges, homebuilding gross margin for the six months ended June 30, 2009 increased to 25.5% compared with 21.4% in the comparable period of 2008 due to the greater proportion of Brightwater home deliveries.

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

Selling, general and administrative expenses decreased $1.0 million for the first half of 2009 compared with the first half of 2008 primarily reflecting a $750,000 reduction in selling expenses associated with communities which were active during the first half of 2008 but had reduced or no activity in the current year and a $100,000 decrease in selling expenses related to the grand opening for Brightwater’s Breakers and Cliffs products in March 2008, as well as reduced general and administrative expenses resulting from headcount reductions.

The $800,000 increase in interest expense compared with the comparable period of 2008 primarily reflects interest incurred on projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.

Other expense also reflects a $100,000 increase in property tax expense during the six months ended June 30, 2009 compared with the comparable period of 2008 for projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.  This increase was more than offset by the absence in 2009 of $800,000 of other expense incurred during the six months ended June 30, 2008 related to an interest rate swap agreement.

The effective income tax rate for the six months ended June 30, 2009, is 80%, which reflects a $7.6 million non-cash valuation allowance on deferred tax assets and a tax rate of 41%.

Payments Under Contractual Obligations

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure below in “Part II Item 1. Legal Proceedings” and in Note 9 to “Item 1. Financial Statements” above.

Liquidity and Capital Resources

Based on current projections of Brightwater closings and cash requirements for ongoing home construction and scheduled debt amortization during the next 12 months, and due to the additional $22.3 million and $25 million in loan repayments due on December 31, 2009 and March 31, 2010, respectively, we do not expect to meet our obligations under our debt agreements, as currently structured, for the next 12 months, from cash generated by operations without further amendments or extensions to our revolving loan and term loan. If we continue to experience the declines in operational volumes that have worsened with the current economic recession, such declines may cause us to use our cash reserves to support operations, and at some point we may not have sufficient cash or liquidity. Additionally, we expect to require modifications to our current credit facilities and to assess the viability of raising equity and/or debt capital in order to support our operations. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Six Months Ended
	June 30,
	2009	2008
Cash and cash equivalents	$10.0	$10.4
Cash provided by (used in) operating activities	7.7	(16.7)
Cash provided by (used in) investing activities	.4	(.2)
Cash provided by (used in) financing activities	(.4)	3.0

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of June 30, 2009 aggregated $10.0 million and funds available to be drawn under our revolving loan were $4.5 million, providing total liquidity of $14.5 million.

On March 31, 2009, Hearthside Homes, Inc. completed a deed-in-lieu transaction for the Hearthside Lane project in Corona. In exchange for a $28.7 million reduction in the note balance, the subsidiary conveyed the remaining 134 finished lots to the investor that purchased the loan from IndyMac Federal Bank. The subsidiary recognized a $20.7 million pre-tax gain on debt restructuring and retained seven completed homes that secured the then remaining $2.5 million note balance which matures on March 31, 2010. Subject to certain conditions, after all seven homes have been delivered, the guaranty of this debt by Hearthside Homes will be released and any remaining balance on the note will be cancelled. During the second quarter of 2009, the subsidiary delivered one of the remaining seven homes. During July 2009, the subsidiary delivered three of the remaining six homes and the final three homes are expected to be delivered by the end of August, at which time the note will have been repaid in its entirety.

A subsidiary of Hearthside Homes, Inc. is continuing its efforts to negotiate a consensual resolution of the $2.4 million Lancaster loan which matured September 30, 2008. In June 2009, our subsidiary received a notice of default and we expect that the lender will foreclose on the property secured by the loan in the second half of 2009. The loan is nonrecourse to us; however, it is guaranteed by Hearthside Homes which had a negative net worth of approximately $50 million as of June 30, 2009. There can be no assurance that the lender will agree to a consensual resolution of the loan.

On September 15, 2006 we entered into the $100 million revolving loan and the $125 million term loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 4 and 5 to “Item 1. Financial Statements” above. On September 30, 2008, we amended the revolving and term loans to provide greater flexibility to repay the debt and finance construction based on mid-2008 projections for home sales at Brightwater which reflected market conditions at that time. In March 2009, we extended the maturity of the revolving loan from September 15, 2009 to June 30, 2010. The commitment reductions for the revolving and term loans are scheduled as follows (in millions):

Senior Secured Revolving Loan

Date	Commitment Reduction	End of Period Commitment
June 30, 2009	$—	84.9
September 30, 2009	4.9	80.0
December 31, 2009	10.0	70.0
March 31, 2010	10.0	60.0
June 30, 2010	60.0	—

Senior Secured Term Loan

Date	Commitment Reduction	End of Period Commitment
June 30, 2009	$—	102.3
September 30, 2009	—	102.3
December 31, 2009	12.3	90.0
March 31, 2010	15.0	75.0
June 30, 2010	10.0	65.0
September 30, 2010	15.0	50.0
December 31, 2010	12.5	37.5
March 31, 2011	12.5	25.0
June 30, 2011	12.5	12.5

As of June 30, 2009, the undrawn availability on our revolving loan is $4.5 million. As of June 30, 2009 and December 31, 2008, $80.4 million and $74.4 million, respectively, was outstanding under the revolving loan. During the six months ended June 30, 2009, we made mandatory repayments of $3.4 million and $5.0 million on the revolving and term loans, respectively, in connection with 14 home deliveries at Brightwater during the period. We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, debt service requirements and working capital requirements. However, our ability to continue to fund these items and to reduce debt is affected by continued difficulties in the homebuilding industry, and the severe weakening of the economy. The downturn in the housing market continues to result in reduced home sales, sharp declines in home prices and difficulties for homebuyers in obtaining mortgage financing, which in turn affects our ability to sell homes. Since the majority of sales and deliveries at Brightwater have been for The Trails, which is the smallest Brightwater home product, the current product mix of home sales is not expected to generate sufficient cash flow to meet our December 31, 2009 scheduled loan repayments of $10.0 million on the revolving loan and $12.3 million on the term loan, as described in greater detail in Notes 5 and 6 to “Item 1. Financial Statements” above.

As a result of the debt repayments made in connection with the December 2008 model sale and leaseback transaction, as well as home deliveries through June 30, 2009, we have met our loan repayment requirement for the term loan through September 30, 2009 and, with additional deliveries expected during the third quarter, we expect to be able to pay the amount due on the revolving loan on September 30, 2009.  However, due to cash requirements for on-going home construction and scheduled debt amortization, our ability to meet the loan repayment requirements for the revolving loan and term loan through December 31, 2009 will depend on the results of negotiations with our lenders, as discussed below. Based on Brightwater sales thus far in 2009, which have been primarily for the smallest Brightwater home product (The Trails), the current product mix of home sales is not expected to generate sufficient cash flow to meet the December 31, 2009 scheduled loan repayments of $10.0 million on the revolving loan and $12.3 million on the term loan, as described in greater detail in Notes 5 and 6 to “Item 1. Financial Statements” above. Based on current projections of Brightwater closings during the nine months ending March 31, 2010, we do not expect to generate cash from operations in an amount sufficient to allow us to make the $25 million in loan repayments due on March 31, 2010. In addition, we do not expect to be able to repay the Revolving Loan by its June 30, 2010 maturity date or to make the $10.0 million Term Loan payment also due on June 30, 2010.

Therefore, we are scaling back construction of speculative homes and making further reductions in general and administrative costs in order to reduce expenditures and retain cash for required expenditures. We are discussing amendments to our revolving and term loans with the agent bank for our loan syndicates in order to accommodate Brightwater’s presently anticipated sales volume and product mix, and to provide the liquidity needed to fund construction of additional new homes. We intend to negotiate amendments that will defer the amortization payments due by December 31, 2009, provide an extension of the maturity date of the revolving loan, restructure payments due in 2010 and 2011, and modify the loan covenants of the revolving loan and term loan agreements. We are striving to complete these amendments during the fourth quarter of 2009. In addition, we continue to examine potential financial and strategic alternatives to generate capital from other sources. There can be no assurance that amended or future debt or equity financings will be available to us in an amount sufficient to enable us to meet our debt obligations or to fund our other liquidity needs, in the event that sufficient cash flow is not generated from home sales during the 12 months ending June 30, 2010.

The current housing and mortgage markets also present uncertainty as to our ability to achieve sufficient positive cash flow from operations required to satisfy our debt obligations. While we continue to diligently pursue and evaluate various financing alternatives, unless we are successful in amending and extending the terms of the revolving loan and term loan agreements, or in obtaining new financing, we do not believe that our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet our debt obligations due on December 31, 2009, March 31, 2010 and June 30, 2010; or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses for the next 12 months.

June 30, 2009 Compared with December 31, 2008

Cash provided by operating activities of $7.7 million for the first six months of 2009 primarily reflects net proceeds of $21.2 million generated by 14 deliveries at Brightwater, which were partially offset by investments in Brightwater of $15.6 million, along with $900,000 of net cash flow generated by our inland projects ($1.4 million generated from deliveries of five homes less $500,000 of project investments).

Our primary sources of cash during the first six months of 2009 were $22.6 million of proceeds from sales of real estate inventories and $6.0 million of net borrowings from our revolving loan. Our primary uses of cash during the first six months of 2009 include $15.6 million of investments in Brightwater and $5.1 million of repayments of our term loan.

The $15.5 million decrease in deferred tax assets primarily reflects non-cash valuation allowances of $7.6 million recorded during the second quarter of 2009, as well as the provision for income taxes which is composed entirely of deferred taxes. There are no current taxes since we have a taxable loss for the three and six months ended June 30, 2009, primarily due to the recognition of real estate losses for tax purposes that were recorded in prior years for financial statement purposes.

The $27.8 million decrease in other project debt primarily reflects a $26.7 reduction in the Hearthside Lane note balance as a result of the deed-in-lieu transaction completed during the first quarter of 2009, as well as $1.1 of project debt repayments provided by home deliveries.

The $3.0 million decrease in other assets primarily reflects the amortization of $1.6 million of prepaid rent related to our model home financing, as well as $1.2 million of prepaid loan fees amortized during the first six months of 2009.

The $2.1 million decrease in restricted cash reflects the assignment of restricted cash related to the Hearthside Lane project to the investor that holds the Hearthside Lane note in connection with the deed-in-lieu transaction and a $400,000 reduction in the interest reserve required under the term loan.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our prospective inability to satisfy the conditions contained in our term and revolving loan agreements that are required to be satisfied to permit us to incur additional indebtedness), our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, and otherwise increase our cost of borrowing.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of June 30, 2009, we have no land option deposits and no third party guarantees.

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

Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with FIN 46(R), we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of June 30, 2009, we had no deposits with VIEs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of June 30, 2009, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.9 million.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

See Notes 8 and 10 to “Item 1. Financial Statements” above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 23, 2009. A quorum of common stock was present in person or by proxy. The following proposals were approved by the requisite vote of our stockholders entitled to vote, as follows:

Proposal No. 1:  The Director Proposal.  The director proposal recommended election of four directors to a one-year term. Set forth below is a table of how the votes were cast for each nominee, which constituted the affirmative votes for all nominees, by the holders of at least 93.5% of the outstanding common stock represented in person or by proxy at the Annual Meeting.

Name	Votes Cast “For Nominee”	Votes “Withheld”

Geoffrey W. Arens	9,771,684	394,468
Phillip R. Burnaman II	9,771,699	394,453
Marti P. Murray	9,771,699	394,453
Raymond J. Pacini	9,752,817	413,335

Proposal No. 2:     The Auditor Proposal.   The holders of common stock cast 10,141,170 votes “for” and 23,774 votes “against” the proposal to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. Such votes constituted the affirmative vote “for” the Auditor Proposal by the holders of approximately 99.8% of the outstanding common stock represented in person or by proxy at the Annual Meeting. There were 1,208 abstentions and no broker non-votes by the holders of shares of common stock with respect to the Auditor Proposal.

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

Date: August 7, 2009	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and Chief Financial Officer