Form 10-Q
period 2009-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2009-11-16
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009 there were 10,995,902 shares of Common Stock, par value $.05 outstanding

CALIFORNIA COASTAL COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance. In addition, other statements we may make from time to time, such as press releases, oral statements made by our officials and other reports that we file with the Securities and Exchange Commission (“SEC”) may also contain such forward-looking statements. Undue reliance should not be placed on these statements which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of such terms or other comparable terminology.

These forward-looking statements include, but are not limited to:

•                  the impact, effect or eventual result of our recent voluntary bankruptcy filing under Chapter 11 of the Bankruptcy Code;

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis, inflation and the recession; our ability to comply with the covenants and amortization schedules contained in our revolving and term loan agreements; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes and declining home prices, among other things; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital, including access under our existing credit facilities; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the SEC. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the SEC, including, without limitation, the “Risk Factors” and the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2008. You should also read the following “Consolidated Financial Statements” and the related notes.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-Q or any other report filed by us. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$3.7	$2.3
Restricted cash	3.3	5.4
Real estate inventories	248.5	260.7
Deferred tax assets	—	37.1
Other assets, net	4.2	7.0

	$259.7	$312.5
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$3.3	$5.0
Senior secured project revolver	81.7	74.4
Senior secured term loan	99.8	107.4
Model home financing	22.5	22.5
Other project debt	2.2	38.9
Other liabilities	8.9	8.8

Total liabilities	218.4	257.0

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 and 10,870,902 shares issued and outstanding, respectively	.5	.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.4	59.4
Accumulated deficit	(15.8)	(1.6)
Accumulated other comprehensive loss	(2.8)	(2.8)
Total stockholders’ equity	41.3	55.5

	$259.7	$312.5

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Homebuilding	$9.6	$13.9	$32.9	$29.3
Land	1.8	—	1.8	—
	11.4	13.9	34.7	29.3

Costs of sales:
Homebuilding	8.0	10.6	25.4	22.7
Land	1.8	—	1.8	—
Loss on impairment of real estate inventories	—	29.1	3.2	34.1
	9.8	39.7	30.4	56.8

Gross operating profit (loss)	1.6	(25.8)	4.3	(27.5)

Selling, general and administrative expenses	1.1	1.5	3.6	5.0
Interest expense	—	.6	.8	.6
Gains on debt restructuring and extinguishment	(4.1)	—	(24.8)	—
Income from unconsolidated joint ventures	—	(.1)	—	(.2)
Other expense, net	1.1	.3	1.8	1.5

Income (loss) before income taxes	3.5	(28.1)	22.9	(34.4)

Income tax expense (benefit)	21.6	(7.0)	37.1	(9.5)

Net loss	$(18.1)	$(21.1)	$(14.2)	$(24.9)

Net loss per common share:

Basic and diluted	$(1.65)	$(1.94)	$(1.29)	$(2.28)

Common equivalent shares:

Basic and diluted	11.0	10.9	11.0	10.9

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(14.2)	$(24.9)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Gains on debt restructuring and extinguishment (Note 8)	(24.8)	—
Model homes depreciation	.2	.6
Stock-based compensation expense	—	.1
Distributions from unconsolidated joint ventures	—	.1
Equity in earnings of unconsolidated joint ventures	—	(.2)
Loss on change in fair value of derivative instrument	—	(.2)
Increase (decrease) in deferred tax assets	8.9	(14.0)
Deferred tax asset valuation allowance	28.2	4.5
Gains on sales of real estate inventories	(7.5)	(6.6)
Loss on impairment of real estate inventories	3.2	34.1
Proceeds from sale of real estate inventories, net	33.6	28.4
Investments in real estate inventories	(21.8)	(31.7)
Changes in assets and liabilities:
(Increase) decrease in other assets	1.3	(.3)
Increase (decrease) in accounts payable, accrued and other liabilities	.3	(7.7)

Cash provided by (used in) operating activities	7.4	(17.8)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(.4)
Change in restricted cash	.4	.1

Cash provided by (used in) investing activities:	.4	(.3)

Cash flows from financing activities:
Borrowings of senior secured project revolver	26.5	40.7
Repayments of senior secured project revolver	(19.2)	(22.8)
Repayments of senior secured term loan	(7.6)	(5.8)
Borrowings of other project debt	—	1.1
Repayments of other project debt	(5.9)	(9.0)
Deferred financing costs	(.2)	(3.4)

Cash provided by (used in) financing activities	(6.4)	.8

Net increase (decrease) in cash and cash equivalents	1.4	(17.3)

Cash and cash equivalents - beginning of period	2.3	24.3

Cash and cash equivalents - end of period	$3.7	$7.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$.1	$—

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$1.7	$.9
Decrease in project debt and accrued liabilities due to debt restructuring	$32.8	$—

See the accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the current year’s previously issued Quarterly Reports on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

Going Concern and Financial Reporting in Reorganization

While the Company is hopeful that it will be able to restructure its debt through the Chapter 11 reorganization process described below in Note 2, there can be no assurance that the Company will be able to successfully execute such plan. In the event that the Company is not successful in that regard, substantial doubt would exist as to its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, in amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the historical consolidated financial statements. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Note 2 – Chapter 11 Proceedings and Plans of Management

Commencement of Chapter 11 Bankruptcy Cases

On October 27, 2009, the Company and certain of its direct and indirect wholly-owned subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have obtained the Bankruptcy Court’s approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties on an interim basis, meet payroll obligations and provide employee benefits. There can be no assurance that the Company and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest.

Loan Defaults Preceding Chapter 11 Cases

On September 28, 2009, the Company received a notice of an event of default from KeyBank National Association (“KeyBank”) with respect to the loan-to-value covenant of the senior secured revolving credit agreement (“Revolving Loan”) that would give KeyBank the right to accelerate the indebtedness under the Revolving Loan and senior secured term loan (“Term Loan”). As of September 30, 2009, approximately $81.7 million and $99.8 million of principal was outstanding under the Revolving Loan and Term Loan, respectively. In addition, on October 1, 2009, the Company received a notice of an event of default from KeyBank with respect to the Company’s nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the Revolving Loan that would give KeyBank the right to accelerate the indebtedness under the Revolving Loan and the Term Loan.

On October 1, 2009, the Company entered into the senior secured revolving loan forbearance agreement (“Revolving Forbearance Agreement”) and senior secured term loan forbearance agreement (“Term Forbearance Agreement”) with KeyBank, as a lender and as agent for the other loan syndicate members under the Revolving Loan and the Term Loan. However, the Company’s subsequent failure to make required interest payments aggregating $759,000 on October 14, 2009 for the Revolving Loan and Term Loan terminated the forbearance period provided under the Forbearance Agreements. Therefore, as a result of the Company’s nonpayment of $1.7 million of principal that was due on September 30, 2009 and $759,000 of interest that was due on October 14, 2009, triggering events have occurred that could give rise to the immediate acceleration of the payment of all outstanding principal and accrued interest under both the Term and Revolving Loans.

The filing of the Chapter 11 Cases also constituted events of default under the Revolving Loan and Term Loan that can trigger acceleration of the indebtedness.  However, the filing of  the Chapter 11 Petitions automatically stays most actions against the Company and the other Debtors, including actions with respect to Revolving Loan and Term Loan.  As of October 27, 2009, approximately $82.3 million and $100.6 million of principal and accrued interest is outstanding under the Revolving Loan and Term Loan, respectively.

Plans of Management

The Company is working with KeyBank and its lenders to restructure its debt obligations under the Revolving Loan and the Term Loan through the Chapter 11 reorganization process. Among other things, the Company is seeking an extension of the maturity dates and changes to the repayment schedules to provide full repayment by the end of the third quarter of 2013. However, there can be no assurance that the Company and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest.

The Company and the other Debtors continue to operate their business as debtors-in-possession. The Company has incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect the Company’s results of operations.

An additional hearing is scheduled before the Bankruptcy Court on December 9, 2009 to consider final orders for, among other things, continued use of cash collateral, selling homes free and clear of liens, honoring homeowner warranties and continued use of the Company’s existing cash management system.

The Company intends to maintain business operations through the reorganization process. The Company’s liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on its activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes as well as certain related pre-petition customer obligations through December 9, 2009; and to pay certain pre-petition trade claims held by critical vendors with lien rights. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on the Company’s business or various creditors, or when the Company will emerge from these proceedings. Future results will depend upon the confirmation and successful implementation of a plan of reorganization. The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely confirmed, could further adversely affect the Company’s operations.

The Company depends on cash flows generated from operations and available borrowing capacity to fund its Brightwater development, and to meet its debt service and working capital requirements. However, the Company’s ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry and continued weakness in the California economy. During the last eight months (March — October), the Company generated 31 net sales orders at Brightwater, increased construction starts during the second and third quarters to keep pace with sales orders, and started construction of a limited number of speculative homes which are in greater demand in today’s market than contract homes that are constructed over a five to nine month period. While sales of the Trails and Sands products, which are generally under $1.0 million, have increased during the first nine months of 2009, sales of the Company’s larger Cliffs and Breakers homes continue to be challenged by limitations on jumbo-mortgage financing and the downturn in the housing market, which have reduced demand for homes exceeding $1.0 million.

Due to cash requirements for on-going home construction and scheduled debt amortization, the Company’s ability to meet future loan repayment requirements will depend on the results of negotiations with the Company’s lenders and the Chapter 11 reorganization proceedings.  Based on Brightwater sales thus far in 2009, which have been primarily for the smallest Brightwater home product (The Trails), the current product mix of home sales is not expected to generate sufficient cash flow to meet the Company’s future scheduled loan repayments for the Revolving Loan and Term Loan as currently structured, as described in greater detail in Notes 5 and 6.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether modified or new financings can be obtained in order for the Company to meet its debt obligations. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring existing debt financings and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents uncertainty as to the ability of the Company to secure new financing, if needed, and the terms of such financing if it is available. The current housing and mortgage markets also present uncertainty as to the Company’s ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 5, 6 and 8 for further discussion.

While the Company is hopeful that it will be able to restructure its debt through the Chapter 11 reorganization process, unless the Company is successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will be sufficient to meet its debt obligations or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months.

Note 3 – Significant Accounting Policies

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

Consequences of Chapter 11 Proceedings

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Reorganizations — Other Presentation Matters,” which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 360-10-35 effective on October 27, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Subsequent Events

The Company evaluated events through the filing date of this Quarterly Report on Form 10-Q on November 12, 2009, including the October 27, 2009 commencement of the Chapter 11 Cases. On October 28, 2009, the Company received a delisting determination letter from the NASDAQ Stock Market Listing Qualifications Staff indicating their decision to delist the Company’s common stock from the NASDAQ Stock Market pursuant to NASDAQ Marketplace Rules 5100, 5110(b) and IM-5101-1. The determination was made following the Company’s filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (described above). On November 4, 2009, the Company requested a hearing before a NASDAQ Listing Qualifications Hearing Panel to appeal the proposed delisting. The hearing is currently scheduled to take place on December 3, 2009. The Company’s common stock will remain listed on the NASDAQ Stock Market pending the outcome of the hearing.

On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the “WHB Act”) was passed and signed into law. The WHB Act allows businesses with net operating losses (“NOLs”) for 2008 and 2009 to carry back losses for up to five years and suspends the 90% limitation on the use of any alternative tax NOL deduction attributable to carrybacks of the applicable NOL. Based upon the estimated tax loss for 2009, the Company anticipates filing refund claims approximating $900,000 for federal alternative minimum tax paid for years prior to 2009.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in ASC 360-10-35.

During the three and nine months ended September 30, 2009, the Company recorded inland project impairment charges totaling zero and $3.2 million, respectively. See Note 4 — Real Estate Inventories.

In accordance with ASC 360-10-35, in developing estimated future cash flows for impairment testing for its real estate inventories, the Company has incorporated its own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories. The Company’s assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company’s estimates of future cash flows. For those communities deemed to be impaired, the Company determines fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

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

Fair Value of Financial Instruments

The Company adopted ASC 820-10 “Fair Value Measurements and Disclosures,” as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. Due to the Chapter 11 Cases and current default status of the Company’s Revolving Loan and Term Loan, the carrying amounts of the debt may not approximate fair value as of September 30, 2009. The Company has been notified that purchase/sale transactions involving the Revolving Loan and Term Loan have occurred or may have been negotiated between certain members of the loan syndicates and other financial institutions. However, it is not practicable for the Company to determine the fair value of the Revolving Loan and Term Loan as the transactions are occurring in a private market. The carrying amounts of the project debt approximate fair value given its current maturities.

The following table summarizes the Company’s fair value measurements at September 30, 2009 (in millions):

Description	Fair Value Hierarchy	Fair Value (a)	Impairment Charges for the Nine Months Ended September 30, 2009
Real estate inventories	Level 3	$3.0	$3.2

(a)          Amount represents the aggregate fair value for a community where the Company recognized a noncash inventory impairment charge during the period, as of the date that the fair value measurement was made. The carrying value for this community may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

During the three months ended March 31, 2009, real estate inventories with a carrying value of $6.2 million related to the Woodhaven project in Beaumont, California were determined to be impaired and were written down to their estimated fair value of $3.0 million, resulting in an impairment charge of $3.2 million. See “Impairment of Real Estate Inventories” above and Note 4 — Real Estate Inventories.

On September 30, 2009, a subsidiary of Hearthside Homes completed a sale of the 62 remaining finished lots at the Woodhaven project for $1.8 million and sold the four remaining model homes for approximately $500,000, thereby disposing of all remaining assets of the project. See Note 8 for additional discussion.

Income Taxes

The Company accounts for income taxes on the liability method, in accordance with ASC 740-10, “Income Taxes.” Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is “more likely than not” that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company evaluates on a quarterly basis, whether a valuation allowance should be established based on its determination of whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and its future projected taxable income. If the Company’s results of operations are more or less than projected and there is objectively verifiable evidence to support the realization of a different amount of its deferred tax assets, an adjustment to the Company’s valuation allowance may be required to reflect greater expected utilization.

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

Earnings Per Common Share

Earnings per common share is accounted for in accordance with ASC 260-10, “Earnings Per Share.” Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU 2009-05”), “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which provides guidance on measuring the fair value of liabilities under FASB ASC 820. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”, or ASC 105), which establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted SFAS 168 for the reporting period ended September 30, 2009. The adoption of SFAS 168 did not have a material effect on the Company’s consolidated financial statements.

Note 4 – Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater, along with a five-acre project being planned for 22 homes, in Huntington Beach in coastal Orange County and two inland communities in Lancaster in Los Angeles County. As of September 30, 2009, real estate inventories aggregated 430 lots and homes, including 17 model homes, five standing inventory homes completed and unsold, one home completed and in escrow, and 16 homes under construction and in escrow. Real estate inventories at September 30, 2009 included $242.0 million recorded for 286 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community which is located on a 105-acre parcel on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California and our adjacent five-acre parcel. An additional $6.5 million in real estate inventories is recorded for 127 lots at the Company’s subsidiary’s inland projects in Lancaster, California. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

The Brightwater planned community offers a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. The community also has 37 acres of open space and conservation area. With 356 homes permitted on 68 acres, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities.

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

On September 30, 2009, a subsidiary of Hearthside Homes completed a sale of the remaining 62 finished lots and four model homes at the Woodhaven project in Beaumont, California for $2.3 million.  See Note 8 for additional discussion.

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

The Company recorded inland project impairment charges totaling zero and $3.2 million, respectively, during the three and nine months ended September 30, 2009, compared with $29.1 million and $34.1 million, respectively, during the same periods in 2008. The impairment charges recorded during the first quarter of 2009 relate to a subsidiary’s Woodhaven project in Beaumont, California which was sold on September 30, 2009 in a transaction which extinguished the related project debt for less than 100% of the principal balance.

During 2007 and 2008, the Company recorded impairment charges aggregating $67.0 million related to five of its inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by ASC 360-10-35, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company’s real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capitalized interest, beginning of period	$37.5	$32.3	$37.3	$26.2
Interest incurred and capitalized	5.0	3.2	12.2	10.7
Charged to cost of sales	(2.9)	(1.2)	(5.7)	(2.6)
Charged to gain on debt restructuring	(2.8)	—	(7.0)	—
Capitalized interest, end of period	$36.8	$34.3	$36.8	$34.3

Note 5 – Senior Secured Project Revolver

See Note 2 for a detailed discussion of the Company’s default under the Revolving Loan and the status of the Chapter 11 Cases which commenced October 27, 2009.

As of September 30, 2009 and December 31, 2008, $81.7 million and $74.4 million, respectively, was outstanding under the Revolving Loan at weighted average interest rates of 3.50% and 5.09%, respectively, based upon the Company’s elected rates. The Company did not pay $1.7 million of principal due on September 30, 2009, and received a notice of event of default from KeyBank on October 1, 2009. As of September 30, 2009, one syndicate member holding 12% of the loan was in default. The terms of the facility prevent a defaulting member from receiving repayments.

Outstanding advances bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2009 was $1.0 million and $3.2 million, respectively, at weighted-average interest rates of 3.54% and 3.67%, respectively. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2008 was $1.1 million and $3.1 million, respectively, at weighted-average interest rates of 4.49% and 4.90%, respectively. Following the Company’s default in paying $1.7 million of principal when due, effective October 1, 2009, interest is incurred at the default rate stated in the loan.  As of November 2, 2009, the Revolving Loan weighted average interest rate is 9% based on the Prime rate plus the default margin.

During March 2009, the Company exercised its option to extend the Revolving Loan maturity from September 15, 2009 to June 30, 2010. The Revolving Loan is subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 70 homes closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. As of September 30, 2009, the Company has delivered 70 homes. These mandatory repayments are applicable to the commitment reductions set forth below. The commitment amount under the Revolving Loan reduces to zero by the final maturity as follows (in millions):

Date	Commitment Reduction	Commitment
September 30, 2009	$—	80.0
December 31, 2009	10.0	70.0
March 31, 2010	10.0	60.0
June 30, 2010	60.0	—

During the three and nine months ended September 30, 2009, the Company delivered seven and 21 homes, respectively, at Brightwater and made mandatory repayments on the Revolving Loan of $1.7 million and $5.1 million, respectively. As of September 30, 2009, the Company has made cumulative mandatory repayments for the Revolving Loan of $16.8 million, reflecting 70 homes delivered to date, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008. In addition, the Company has made additional repayments of $1.5 million. Since the $100.0 million Revolving Loan commitment was reduced to $80.0 million and the outstanding balance at September 30, 2009 is $81.7 million, there is no availability under the Revolving Loan.

As of September 30, 2009 and December 31, 2008, approximately $700,000 and $1.4 million, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

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

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Revolver Loan debt outstanding to borrowing base value from exceeding a maximum ratio, regarding which the Company has been notified it is in default:

Reporting Period	Maximum Loan-to-Value Ratio
September 30, 2009 through March 30, 2010	35%
March 31, 2010 and thereafter	30%

•                  A minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

As of September 30, 2009, the Company’s consolidated total liabilities are $218.4 million, tangible net worth after excluding the 2008 Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $108.5 million and the leverage ratio is 2.01. The Company is in compliance with the leverage and net worth covenants. However, the Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Revolving Loan based on a recent appraisal obtained by the agent for the Revolving Loan and Term Loan.  The Company disputes the validity of that appraisal and has obtained its own appraisal.

While the sales pace at Brightwater is close to expectations at the beginning of 2009, the mix is heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  Therefore, the Company does not expect to be able to meet its mandatory principal repayments due on December 31, 2009, as well as March 31, 2010, or fully re-pay the Revolving Loan by its maturity date on June 30, 2010 from cash flow from operations.  The Company is currently negotiating with its lenders to restructure the Revolving Loan and Term Loan through the court reorganization process to defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund construction and extend the maturity dates of the loans.  There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses, which presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

Note 6 – Senior Secured Term Loan

See Note 2 for detailed discussion of the Company’s default under the Revolving Loan and the status of the Chapter 11 Cases which commenced October 27, 2009.

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

As of September 30, 2009 and December 31, 2008, $99.8 million and $107.4 million, respectively, was outstanding under the Term Loan at interest rates of 4.25% and 6.38%, respectively, based upon the Company’s elected rates. The outstanding balance currently bears interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and nine months ended September 30, 2009 was $1.4 million and $4.6 million, respectively, at weighted-average interest rates of 4.29% and 4.61%, respectively. Interest incurred on the Term Loan for the three and nine months ended September 30, 2008 was $1.7 million and $5.5 million, respectively, at weighted-average interest rates of 5.23% and 5.68%, respectively. Following the Company’s default in paying $1.7 million of principal on the Revolving Loan when due, effective October 1, 2009, interest is incurred at the default rate stated in the loan.  As of November 2, 2009, the Term Loan interest rate is 9.25% based on the Prime rate plus the default margin.

The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. As of September 30, 2009, the Company has delivered the first 70 homes.

These mandatory repayments are applicable to the commitment reductions set forth below. Debt repayments are due as follows until the final maturity on September 15, 2011 (in millions):

Date	Commitment Reduction	End of Period Commitment
September 30, 2009	$—	99.8
December 31, 2009	9.8	90.0
March 31, 2010	15.0	75.0
June 30, 2010	10.0	65.0
September 30, 2010	15.0	50.0
December 31, 2010	12.5	37.5
March 31, 2011	12.5	25.0
June 30, 2011	12.5	12.5
September 15, 2011	12.5	—

During the three and nine months ended September 30, 2009, the Company delivered seven and 21 homes, respectively, at Brightwater and made mandatory repayments on the Term Loan of $2.5 million and $7.6 million, respectively. As of September 30, 2009, the Company has made cumulative mandatory repayments for the Term Loan of $25.2 million, reflecting 70 homes delivered to date, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008. Availability under the $125.0 million Term Loan has been reduced to $99.8 million. The Company has met the minimum debt repayments as of September 30, 2009, which limits the maximum outstanding under the Term Loan to $105.0 million.

As of September 30, 2009 and December 31, 2008, approximately $2.1 million and $3.1 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered.

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

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio, regarding which the Company has been notified it is in default:

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

As of September 30, 2009, the Company’s consolidated total liabilities are $218.4 million, tangible net worth after excluding the 2008 Hearthside Lane and Las Colinas impairment charges and valuation allowances on deferred tax assets is $108.5 million and the leverage ratio is 2.01. The Company is in compliance with the aforementioned covenants except for the loan-to-value covenant. The Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Term Loan based on a recent appraisal obtained by the agent for the Revolving Loan and Term Loan.  The Company disputes the validity of that appraisal and has obtained its own appraisal.

While the sales pace at Brightwater is close to expectations at the beginning of 2009, the mix is heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  Therefore, the Company does not expect to be able to make the mandatory repayments due on December 31, 2009, as well as March 31, 2010, under the Term Loan and the Revolving Loan.  The Company is currently negotiating with its lenders to restructure the Revolving Loan and Term Loan through the court reorganization process to defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund construction and extend the maturity dates of the loans.  There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small business, which presents uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing, if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

Note 7 – Model Home Financing

On December 31, 2008, the Company entered into a sale-leaseback transaction for 17 model homes at its Brightwater project with an unrelated third party investor for $25.0 million, consisting of $22.5 million cash, $2.0 million deferred and payable in two years provided there has not been a significant decrease in the value of the model homes, and $500,000 payable for conversion of the model homes for sale to homebuyers upon termination of the lease agreement. The Company has an option to repurchase the model homes after at least 90% of the homes of the respective model type have sold, but no earlier than January 1, 2011. If the Company does not repurchase the models, after the lessor receives a 16% internal rate of return, the Company is entitled to receive 75% of any profit resulting from the sale of the models at the end of the lease. Due to the Company’s repurchase option and profit participation which constitute continuing interest, and in accordance with ASC 840-40, “Sale-Leaseback Transactions,” the Company accounted for the transaction as a financing transaction rather than as a sale and recorded model home financing debt of $22.5 million.

The Company utilized $10.2 million of the model home financing proceeds to make mandatory repayments under the Revolving Loan and the Term Loan, thereby reducing the payments that would have been due in 2009. The Company used an additional $10.7 million of the proceeds to reduce the balance outstanding under the Revolving Loan. See Notes 5 and 6 for additional discussion.

In connection with the sale-leaseback transaction, the Company agreed to assign the first $500,000 of proceeds from sales commissions resulting from the eventual resale of the model homes, or additional purchase price received, to its subsidiary’s partner in the Oxnard joint venture, which is an affiliate of the investor who purchased the model homes. The $500,000 payment represents additional capital contributions that become payable upon the dissolution of the joint venture.

The model home lease allows the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. As required by the lease agreement, the Company prepaid six months of rent totaling $1.6 million on December 31, 2008. Monthly lease payments of $262,500 per month are due through December 2010, and $279,167 per month in 2011. The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2009	$.8
2010	3.2
2011	3.3
Total	$7.3

Note 8 – Other Project Debt

In conjunction with the acquisition of single-family residential lots, the Company’s homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, entered into construction loan agreements with commercial banks. These loan facilities finance a portion of land acquisitions and the majority of the construction of infrastructure and homes. Each loan facility requires a guaranty of project completion and an environmental indemnity by Hearthside Homes, Inc., however these loans are nonrecourse to California Coastal Communities, Inc. The loans are secured by first trust deeds and bear an interest rate of prime to prime plus one-half. The Lancaster loan facility currently bears interest at the default rate of 10.25%. During the nine months ended September 30, 2009, Hearthside Homes, Inc. and its subsidiaries did not enter into any new loan facilities.

The following amounts were available and outstanding under these loan facilities as of September 30, 2009 and December 31, 2008 ($ in millions):

			Interest		Number		Outstanding at
	Amount of Facility		Rate at 9/30/09	Lender	of Lots / Homes	Maturity Date	September 30, 2009	December 31, 2008

Lancaster	$14.0	(1)	10.25%	IndyMac Federal Bank/ OneWest of California	54	9/30/08	$2.2	$2.7
Beaumont	n/a		n/a	Comerica Bank	—	n/a	—	7.0
Corona-Hellman	n/a		n/a	Third party investor (2)	—	n/a	—	29.2

							$2.2	$38.9

(1)         The Lancaster loan facility is currently in default as discussed below.

(2)         IndyMac Federal Bank sold the Corona-Hellman loan facility to a third party investor in December 2008.

On September 30, 2009 a subsidiary of Hearthside Homes completed a sale of four model homes and the remaining 62 finished lots for its Woodhaven project in Beaumont, California for $2.3 million. The lender for the loan secured by the project accepted the proceeds of the sale in full settlement of the loan without further recourse or obligation and the Company recognized a $4.1 million gain on debt cancellation. The transaction was accounted for in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors” and the gain was determined as follows (in millions):

Land sale proceeds	$1.8
Model home sale proceeds	.5
Transaction costs	(.2)
Net consideration	2.1
Debt balance at September 30, 2009	6.2
Gain on debt restructuring	$(4.1)

On March 31, 2009, a subsidiary of Hearthside Homes, Inc. completed a deed-in-lieu transaction with a third party investor that acquired the Corona-Hellman loan facility (“Hellman Loan”) from IndyMac Federal Bank in December 2008. As a result of this transaction, the Company recognized a pre-tax gain on debt restructuring of $20.7 million. The transaction was accounted for in accordance with ASC 470-60 and the gain was determined as follows (in millions):

Net book value of real estate inventories	$6.2
Restricted cash assigned to investor	1.7
Transaction costs	0.1
Total consideration	8.0
Debt balance at March 31, 2009	26.7
Accrued interest and property taxes	2.0
Carrying amount of debt settled in full	28.7
Gain on debt restructuring	$(20.7)

The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven completed homes which secured the then remaining note balance of $2.5 million. The subsidiary also assigned $1.7 million of restricted cash related to the project to the investor as part of the transaction.  During the three and nine months ended September 30, 2009, the Company delivered six and seven homes, respectively, and the related debt has been paid in full.

In June 2009, a subsidiary of Hearthside Homes received a notice of default relating to the loan facility which matured on September 30, 2008 for development of the Las Colinas project in Lancaster. The current balance of the loan plus additional amounts due for delinquent interest and property tax advances is approximately $3 million. Unless the Company is able to sell the property to a third party, the Company expects that the property will be sold to the lender in satisfaction of the loan upon approval of the Bankruptcy Court. If the property is sold or transferred to the lender in full settlement of the loan without further recourse or obligation, the Company expects to recognize a modest gain as a result of sale or debt cancellation.  The loan is nonrecourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc., guaranteed payment of the debt.

During the third quarter of 2008, in accordance with EITF 91-2 and a FASB staff interpretation thereof, the Company reduced the carrying value of the Las Colinas real estate project to its estimated fair value. During the nine months ended September 30, 2009, the Company delivered two homes at the Las Colinas project resulting in loan repayments of $424,000.

Note 9 – Other Liabilities

Other liabilities were comprised of the following (in millions):

	September 30, 2009	December 31, 2008
Accrued pensions and benefits	$5.8	$5.9
Home warranty reserves	1.8	1.7
Contingent indemnity and environmental obligations	1.1	1.1
Capital contribution due to joint venture	.5	.5
Unamortized discount	(.3)	(.4)
	$8.9	$8.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$1.8	$2.0	$1.7	$2.3
Provision	—	.1	.1	.1
Adjustment due to change in estimate	—	—	—	(.1)
Payments	—	(.1)	—	(.3)
Balance at end of period	$1.8	$2.0	$1.8	$2.0

Note 10 – Income Taxes

The following is a summary of the tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current taxes	$—	$—	$—	$—
Deferred taxes	1.0	(7.0)	8.9	(9.5)
Valuation allowances on deferred tax assets	20.6	—	28.2	—
Income tax expense (benefit)	$21.6	$(7.0)	$37.1	$(9.5)

On October 27, 2009, the Company filed Chapter 11 Petitions in the Bankruptcy Court. Due to uncertainties regarding the resolution of the Chapter 11 Cases and the Company’s ability to utilize its NOLs in the future, during the third quarter of 2009, a valuation allowance was recorded for the remaining amount of its net deferred tax assets of approximately $20.6 million. The net deferred tax balance at December 31, 2008 is primarily composed of federal NOLs. During the second quarter of 2009, the Company concluded it was not “more likely than not” that the Company would be able to generate sufficient taxable income in 2009, 2010 and 2011 to realize certain expiring federal NOLs and recorded valuation allowances of $7.6 million. While the Company expects to report profitable operations before income taxes for 2009, it expects to report a taxable loss due to tax losses recognized upon dispositions of inland properties. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company’s operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it creates uncertainties related to future projected taxable income. The most critical uncertainties are whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets, the Company’s recent Chapter 11 filing, and the timing of dispositions of inland properties and the related recognition of losses for tax reporting purposes.

The federal NOLs available as of September 30, 2009 were approximately $164 million. The amount of federal NOLs which expire if not utilized is $11 million in 2009, $49 million in 2010, $42 million in 2011, zero in 2012 and 2013, and $62 million thereafter.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.48% as of October 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 16% as of November 2, 2009, as computed in accordance with Section 382. A valuation allowance is recorded against the net deferred tax assets, which are primarily composed of federal NOLs.  In the event of an ownership change, the Company’s use of the NOLs may be limited and not fully available for realization.

In September 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company’s $164 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. However, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

Of the Company’s unrecognized tax benefits of $5.1 million at September 30, 2009, no amount would affect the Company’s effective tax rate if recognized. The Company does not expect that its unrecognized tax benefits will significantly fluctuate or change within 12 months of the reporting date.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of September 30, 2009, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s primary tax jurisdictions. The years 2006 through 2009 and the years 2005 through 2009 remain open for Federal and California purposes, respectively, for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. Except as reserved, the Company expects to utilize Federal NOLs generated between 1994 and 1997 and in 1999, 2006 and 2007 in future years. In addition, the Company expects to utilize California NOL generated in 2007 in future years.

Pursuant to ASC 718-740, “Stock Compensation — Income Taxes,” the Company has elected to recognize stock option deductions on the tax law ordering method, which maximizes the realization of the stock option deductions in the current year. While the Company realized the majority of its 2006 stock option deductions, approximately $400,000 of unrealized tax benefits related to stock option deductions are not reflected in the consolidated financial statements. Upon realization of the tax benefits, the Company would increase its additional paid-in capital.

Note 11 – Commitments and Contingencies

Real Estate Matters

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects as of September 30, 2009. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

Legal Proceedings

General. There are various lawsuits and claims pending against the Company and certain subsidiaries. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

Chapter 11 Cases. On October 27, 2009 (the “Petition Date”), the Debtors commenced the Chapter 11 Cases and they continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Cases. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors with lien rights. Subject to receiving approval of final orders from the court at a hearing scheduled for December 9, 2009, the Debtors intend to continue to pay their vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable our express termination rights or a quantification of Debtor obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under the Bankruptcy Code. As of the Petition Date, virtually all pending litigation against the Debtors is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors.

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

The Company did not grant any options during the nine months ended September 30, 2009 and 2008. Pursuant to ASC 718-10, “Compensation - Stock Compensation,” the Company recorded $53,000 and $78,000 of compensation expense during the nine months ended September 30, 2009 and 2008, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the nine months ended September 30, 2009 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, September 30	17,500	$21.58	(a)	6.35 years

Fully vested and exercisable at September 30	17,500	$21.58	(a)	6.35 years

Available for future grants at September 30	221,794

(a)          Adjusted for special dividend of $12.50

As of September 30, 2009, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 6.35 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at September 30, 2009 was zero. Following the January 2009 issuance of 125,000 shares of restricted stock under the Director Fee Program, there are 221,794 options available for future grants.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term is determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company’s stock. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

Note 13 – Stockholders’ Equity

As of September 30, 2009, total stockholders’ equity is $41.3 million, reflecting beginning stockholders’ equity of $55.5 million and net loss of $14.2 million during the nine months ended September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains forward-looking statements that involve risks and uncertainties as set forth in “Cautionary Statements About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Actual results may differ materially from those indicated in the forward-looking statements set forth below. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A. Risk Factors” of both Part II of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Recent Chapter 11 Cases

On October 27, 2009, we and certain of our direct and indirect wholly-owned subsidiaries (collectively with the us, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). We and the other Debtors continue to operate our businesses and manage our properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have obtained the Bankruptcy Court’s approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis,, honor homeowner warranties on an interim basis, meet payroll obligations and provide employee benefits. There can be no assurance that we and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest.

We are continuing to work with KeyBank and our lenders to restructure our debt obligations under the Revolving Loan and the Term Loan through the Chapter 11 reorganization process. Among other things, we are seeking an extension of the maturity dates and changes to the repayment schedules to provide full repayment by the end of the third quarter of 2013. However, there can be no assurance that we and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest.

We continue to operate our businesses as debtors-in-possession. We have incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect our results of operations.

An additional hearing is scheduled before the Bankruptcy Court on December 9, 2009 to consider final orders for, among other things, continued use of cash collateral, selling homes free and clear of liens, honoring homeowner warranties and continued use of our existing cash management system.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, we and the other Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, we have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes as well as certain related pre-petition customer obligations through December 9, 2009; and to pay certain pre-petition trade claims held by critical vendors with lien rights. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we and the other Debtors will emerge from these proceedings. Future results will depend upon the confirmation and successful implementation of a plan of reorganization. The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely confirmed, could further adversely affect our operations.

We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, and to meet our debt service and working capital requirements. However, our ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry and continued weakness in the California economy. During the last eight months (March — October), we generated 31 net sales orders at Brightwater, increased construction starts during the second and third quarters to keep pace with sales orders, and started construction of a limited number of speculative homes which are in greater demand in today’s market than contract homes that are constructed over a five to nine month period. While sales of the Trails and Sands products, which are generally under $1.0 million, have increased during the first nine months of 2009, sales of our larger Cliffs and Breakers homes continue to be challenged by limitations on jumbo-mortgage financing and the downturn in the housing market, which have reduced demand for homes exceeding $1.0 million.

Due to cash requirements for on-going home construction and scheduled debt amortization, our ability to meet future loan repayment requirements will depend on the results of negotiations with our lenders and the Chapter 11 reorganization proceedings.  Based on Brightwater sales thus far in 2009, which have been primarily for the smallest Brightwater home product (The Trails), the current product mix of home sales is not expected to generate sufficient cash flow to meet our future scheduled loan repayments for the Revolving Loan and Term Loan as currently structured.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether modified or new financings can be obtained in order for us to meet our debt obligations. We, like many other homebuilders, are constantly evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring existing debt financings and raising additional capital. There can be no assurance that we will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents uncertainty as to our ability to secure new financing, if needed, and the terms of such financing if it is available. The current housing and mortgage markets also present uncertainty as to our ability to achieve sufficient positive cash flow from operations required to satisfy our debt obligations and meet financial covenant requirements.

While we are hopeful that we will be able to restructure our debt through the Chapter 11 reorganization process, unless we are successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, we do not believe that our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet our debt obligations or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months.

Nasdaq Delisting Notice

On October 28, 2009, we received a letter from Nasdaq notifying us that it had determined to delist our common stock from trading as a result of our commencement of the Chapter 11 Cases.  We are in the process of appealing the Nasdaq determination and a hearing is scheduled for December 3, 2009; however, there can be no assurance that our appeal will be successful.  During the pendency of the appeal, our common stock will continue to be listed.  If we are not successful on appeal and our common stock is delisted, negative implications may be associated with the delisting, including potential loss in confidence in us by suppliers and customers and the loss of institutional investor interest in our common stock.

General

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Nine Months Ended
	September 30,
	2009	2008
Cash and cash equivalents	$3.7	$7.0
Cash provided by (used in) operating activities	7.4	(17.8)
Cash provided by (used in) investing activities	.4	(.3)
Cash provided by (used in) financing activities	(6.4)	.8

The principal assets in our portfolio are residential land which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects, asset sales and available internal funds. Our unrestricted cash and cash equivalents as of September 30, 2009 aggregated $3.7 million provides our current liquidity. As of November 9, 2009, our unrestricted cash and cash equivalents aggregated $1.5 million and we held approximately $800,000 of cash from net real estate proceeds subject to the Bankruptcy Court’s cash management order.

On September 15, 2006 we entered into the $100 million revolving loan and the $125 million term loan with KeyBank National Association, as a lender and agent for several other lenders. These loans are described in greater detail in Notes 5 and 6 to “Item 1. Financial Statements” above. On September 30, 2008, we amended the revolving and term loans to provide greater flexibility to repay the debt and finance construction based on mid-2008 projections for home sales at Brightwater which reflected market conditions at that time. In March 2009, we extended the maturity of the revolving loan from September 15, 2009 to June 30, 2010. The commitment reductions for the revolving and term loans are scheduled as follows (in millions):

Senior Secured Revolving Loan

Date	Commitment Reduction	End of Period Commitment
September 30, 2009	$—	80.0
December 31, 2009	10.0	70.0
March 31, 2010	10.0	60.0
June 30, 2010	60.0	—

Senior Secured Term Loan

Date	Commitment Reduction	End of Period Commitment
September 30, 2009	$—	99.8
December 31, 2009	9.8	90.0
March 31, 2010	15.0	75.0
June 30, 2010	10.0	65.0
September 30, 2010	15.0	50.0
December 31, 2010	12.5	37.5
March 31, 2011	12.5	25.0
June 30, 2011	12.5	12.5

As of September 30, 2009 and December 31, 2008, $81.7 million and $74.4 million, respectively, was outstanding under the revolving loan. During the nine months ended September 30, 2009, we made mandatory repayments of $5.1 million and $7.6 million on the revolving and term loans, respectively, in connection with 21 home deliveries at Brightwater during the period.

On September 28, 2009, we received a notice of an event of default from KeyBank National Association with respect to the loan-to-value covenant of the revolving loan that would give KeyBank the right to accelerate the indebtedness under the revolving loan and term loan. As of September 30, 2009, approximately $81.7 million and $99.8 million of principal was outstanding under the revolving loan and term loan, respectively. In addition, on October 1, 2009, we received a notice of an event of default from KeyBank with respect to our nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the revolving loan that would give KeyBank the right to accelerate the indebtedness under the revolving loan and term loan.

On October 1, 2009, we entered into the senior secured revolving loan forbearance agreement and senior secured term loan forbearance agreement with KeyBank, as a lender and as agent for the other loan syndicate members under the revolving loan and the term loan. However, our subsequent failure to make required interest payments aggregating $759,000 on October 14, 2009 for the revolving and term loans terminated the forbearance period under the forbearance agreements. Therefore, as a result of our nonpayment of $1.7 million of principal that was due on September 30, 2009 and $759,000 of interest that was due on October 14, 2009, triggering events have occurred that could give rise to the immediate acceleration of the payment of all outstanding principal and accrued interest under both the term and revolving loans.

The filing of the Chapter 11 Petitions on October 27, 2009, also constituted events of default under the revolving loan and the term loan that can trigger acceleration of the indebtedness.  However, the filing of  the Chapter 11 Petitions automatically stays most actions against us and the other Debtors, including actions with respect to revolving loan and term loan.  As of October 27, 2009, approximately $82.3 million and $100.6 million of principal and accrued interest is outstanding under the revolving loan and term loan, respectively.

On September 30, 2009, a subsidiary of Hearthside Homes completed a sale of 62 finished lots and four models for $2.3 million, thereby disposing the remaining assets of the Woodhaven project in Beaumont, California. The lender for the loan secured by the project accepted the proceeds of the sale in full satisfaction of the outstanding debt and release of the related guaranty. As a result, we recognized a $4.1 million pre-tax gain on debt restructuring during the third quarter of 2009.

On March 31, 2009, Hearthside Homes, Inc. completed a deed-in-lieu transaction for the Hearthside Lane project in Corona. In exchange for a $28.7 million reduction in the note balance, the subsidiary conveyed the remaining 134 finished lots to the investor that purchased the loan from IndyMac Federal Bank. The subsidiary recognized a $20.7 million pre-tax gain on debt restructuring and retained seven completed homes that secured the then remaining $2.5 million note balance which matures on March 31, 2010. During the second and third quarters of 2009, the subsidiary delivered all of the remaining seven homes and repaid the loan in full.

A subsidiary of Hearthside Homes, Inc. is obligated on a loan with a principal amount of $2.2 million related to a Lancaster property that matured September 30, 2008. Additional amounts due under the loan agreement for delinquent interest and property tax advances aggregate approximately $800,000. In June 2009, our subsidiary received a notice of default. Unless we are able to sell the property to a third party, we expect that the property will be sold to the lender in satisfaction of the loan upon approval of the Bankruptcy Court. If the property is sold or transferred to the lender in full settlement of the loan without further recourse or obligation, we expect to recognize a modest gain as a result of sale or debt cancellation. The loan is nonrecourse to us; however, it is guaranteed by Hearthside Homes.

September 30, 2009 Compared with December 31, 2008

Cash provided by operating activities of $7.4 million for the first nine months of 2009 primarily reflects net proceeds of $26.8 million generated by 21 deliveries at Brightwater, which were partially offset by investments in Brightwater of $22.7 million, along with $6.8 million generated from deliveries of 18 inland homes and the sale of 62 finished lots.

Our primary sources of cash during the first nine months of 2009 were $33.6 million of proceeds from sales of real estate inventories and $7.3 million of net borrowings from our revolving loan. Our primary uses of cash during the first nine months of 2009 include $22.7 million of investments in Brightwater and $7.6 million of repayments of our term loan.

The $2.1 million decrease in restricted cash reflects the assignment of restricted cash related to the Hearthside Lane project to the investor that holds the Hearthside Lane note in connection with the deed-in-lieu transaction and a $400,000 reduction in the interest reserve required under the term loan.

The $37.1 million decrease in deferred tax assets primarily reflects non-cash valuation allowances of $28.2 million recorded during the second and third quarters of 2009, as well as the provision for income taxes which is composed entirely of deferred taxes. There are no current taxes since we have a taxable loss for the three and nine months ended September 30, 2009, primarily due to the recognition of real estate losses for tax purposes that were recorded in prior years for financial statement purposes.

The $2.8 million decrease in other assets primarily reflects the amortization of $1.6 million of prepaid rent related to our model home financing, as well as $1.7 million of prepaid loan fees amortized during the first nine months of 2009.

The $36.7 million decrease in other project debt primarily reflects a $26.7 million reduction in the Hearthside Lane note balance as a result of the deed-in-lieu transaction completed during the first quarter of 2009 and a $4.1 million reduction in the Woodhaven note balance in connection with the September 30, 2009 short sale of the remaining four model homes and 62 finished lots at the project. In addition, the decrease for the nine months ended September 30, 2009 reflects project debt repayments of $5.9 million made from the proceeds of home deliveries and the Woodhaven transaction.

The $1.7 million decrease in accounts payable and accrued liabilities primarily reflects a $1.0 million settlement of accrued seller profit participation related to two completed projects with the land seller who accepted the assignment from our subsidiary of a $700,000 receivable related to infrastructure work.

Availability of Additional Liquidity

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our recent Chapter 11 filing), our ability to effectively access these liquidity sources is significantly limited. In addition, a further weakening of our financial condition or strength, including in particular a material increase in our leverage or a further decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, and otherwise increase our cost of borrowing.

Overview of California Coastal Communities, Inc. and Recent Industry Events.

We are a residential land development and homebuilding company with properties owned or controlled primarily in Orange County, California and also in Lancaster in Los Angeles county. Our primary asset is a 356-home luxury coastal community known as Brightwater in Huntington Beach, California. Our principal activities include:

•                  obtaining zoning and other entitlements for land we own or for third parties under consulting agreements;

•                  improving land for residential development; and

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

On September 30, 2009, a subsidiary of Hearthside Homes completed a sale of 62 finished lots and four model homes for $2.3 million, thereby disposing all remaining assets of the Woodhaven project in Beaumont, California. The lender for the loan secured by the project accepted the proceeds of the sale in full satisfaction of the outstanding debt. As a result, we recognized a $4.1 million pre-tax gain on debt restructuring during the third quarter of 2009.

During the first quarter of 2009, our homebuilding subsidiary, Hearthside Homes, Inc., completed a deed-in-lieu transaction for the Hearthside Lane project in Corona, California and recognized a pre-tax gain on debt restructuring of $20.7 million. In exchange for a $28.7 million reduction in the loan balance secured by the project, the subsidiary conveyed the remaining 134 finished lots to the lender. The subsidiary retained seven completed homes which secured the remaining note balance of $2.5 million which was due in March 2010. As of September 30, 2009, the subsidiary has delivered all seven homes and the remaining note has been repaid in its entirety.

In view of the continuing significant economic downturn in the housing market, during the remaining three months of 2009 and continuing into 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California; and our operations in other markets will focus on the resolution of the one remaining project loan for 54 finished lots in Lancaster.

During the remaining three months of 2009, our primary goals will be to:

•                  continue constructing, selling and delivering homes at Brightwater;

•                  negotiate a consensual restructuring of our existing debt secured by the Brightwater project with our lending syndicates;

•                  continue evaluating potential alternatives regarding our capital structure including, but not limited to, various strategies for restructuring our debt and evaluating prospects for raising additional capital; and

•                  dispose of a  nonperforming inland development project in Lancaster, California that is in default through either a sale to a third party or to the lender pursuant to a process approved by the Bankruptcy Court.

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

Our total revenues for the three months ended September 30, 2009 and 2008 were $11.4 million and $13.9 million, respectively, and $34.7 million and $29.3 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008 we delivered 20 and 17 homes, respectively, and for the nine months ended September 30, 2009 and 2008 we delivered 39 and 40 homes, respectively. Our total assets as of September 30, 2009 and December 31, 2008 were $259.7 million and $312.5 million, respectively, with Brightwater and our adjacent five-acre parcel constituting $242.0 million (93% of total assets) and $238.5 million (76% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered 2,200 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 5 and 6 to “Item 1. Financial Statements” above, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of September 30, 2009, we had $206.2 million of debt (including the model home financing) against $41.3 million of book equity.

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

Homebuilding Outlook and Operating Strategy

The financial crisis and economic recession that worsened in 2008 and exacerbated the existing downturn in the homebuilding market, has persisted during the first nine months of 2009. Weakness in the homebuilding environment has continued as unemployment increased, the availability of jumbo-mortgages remains limited and the economic recession continued. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, further challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and our competitors.

Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 12.2% at the end of the third quarter of 2009 compared with 8.7% at the end of 2008, while the unemployment rate in Orange County was 9.4% in September 2009 compared with 6.5% in December 2008. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the three and nine months ended September 30, 2009 and 2008.  We believe that the weak demand we are experiencing, particularly for homes over $1.0 million, reflects homebuyers’ reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom and that economic conditions have stabilized. We believe the current conditions could continue during the remaining three months of 2009 and perhaps beyond, and we expect that our operations may sustain periodic losses until the homebuilding industry and economy as a whole begin to rebound.

Thus far during 2009, the homebuilding industry continues to face adverse pressures. Weak buyer confidence and significantly tighter mortgage lending standards, coupled with an oversupply of new and existing homes for sale (boosted by foreclosures), continue to weigh on the housing market and may cause further deterioration in operating conditions and sales results. While some positive signs are occurring, such as rising stock markets and reduced number of new unemployment claims, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery. Actions taken or announced by federal, state, and local governments to support housing may soften, but are not expected to reverse, the impact of these pressures.

In addition, the California home-buyer tax credit enacted in early 2009 (which does not contain income or first-time buyer restrictions and is limited to new homes) appears to have boosted demand somewhat; however, the federal stimulus plan has not had much impact on sales at our Brightwater project due to its income and first-time buyer restrictions. As of August 31, 2009, all of the $100 million in California tax credits had been issued. Key housing metrics, including starts, new home sales and existing home sales may weaken or remain stagnant during the remaining three months of 2009.

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

While we have successfully sold all remaining standing inventory in our inland markets as of September 30, 2009, the price reductions and additional incentives have resulted in impairment reserves and significantly reduced gross profits for our inland projects. In response to the ongoing crisis in the housing market and national credit markets, during the first nine months of 2009 we have:

•                  terminated further inland market construction activity until those markets improve;

•                  reduced sales prices and offered incentives for all of our homes in order to eliminate our standing inventory in inland markets and reduce inventory at Brightwater;

•                  completed a deed-in-lieu transaction for our subsidiary’s Hearthside Lane project in Corona, which resulted in a pre-tax gain on debt restructuring of $20.7 million;

•                  completed a short sale of the remaining Woodhaven project in Beaumont which resulted in a pre-tax gain on debt restructuring of $4.1 million;

•                  continued negotiations with our lender in an attempt to reach a consensual resolution of our subsidiary’s $2.2 million principal loan default on the Las Colinas property in Lancaster; and

•                  filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court in order to restructure approximately $182 million of indebtedness related to our Brightwater project.

We expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery. If market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our results for the remaining three months of 2009 will be adversely affected by the costs of restructuring our debt through the Chapter 11 reorganization process.  Our results could also be adversely affected if general economic conditions do not improve or continue to deteriorate, if consumer confidence remains weak or declines further, if job losses continue or accelerate, if foreclosures or distressed sales increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

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

•                  ceasing construction and sales efforts at our inland projects until the housing market improves;

•                  limiting construction starts to better align product available for sale with sales activity; and

•                  seeking to balance our short-term goal of selling homes in a depressed market and our long-term goal of maximizing the value of our communities.

During the three and nine months ended September 30, 2009, we delivered 20 and 39 homes (excluding the sale of 62 finished lots at our Beaumont project), respectively, and as of November 11, 2009, two additional homes have been delivered and 14 additional homes are in escrow, as discussed further under “Our Current and Future Homesites” below.

Despite the challenges of the current California homebuilding market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, that impact appears less severe than the weakness we have seen in our inland markets. Brightwater continues to have significant weekly traffic, generating 15 net new sales orders during the third quarter of 2009 compared with six in the comparable quarter of 2008 and 11 in the second quarter of 2009. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that should not be sacrificed under current depressed market conditions but, rather, should be realized over time. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the significant number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

We currently believe that market conditions will continue to be challenging throughout 2009 and into 2010, as unemployment rates are rising, foreclosure activity continues to be significant and consumer confidence continues to be eroded. Although substantially reduced home prices and relatively low consumer mortgage interest rates for conforming loans have improved housing affordability, many potential homebuyers remain tepid about purchasing a home in this unstable economic environment. This demand-side dynamic, in conjunction with a high level of foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006. We remain hopeful that the federal government’s initiatives to stabilize the credit markets and restore confidence in the financial system and economy will be effective.

In view of the continuing significant economic downturn in the housing market, during the remaining three months of 2009 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. We expect that efforts in our inland markets will focus on disposing of our subsidiaries’ Las Colinas (Lancaster) property. However, there can be no assurance that these strategies or any alternatives will prove successful.

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

Finally, our operating results during the remaining three months of 2009 could be adversely affected if housing, credit market, or general economic conditions deteriorate further, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, greater availability of mortgage financing, and the restoration of consumer confidence that can support a decision to buy a home.

Our Current and Future Homesites

Our homebuilding operations include active projects in the Huntington Beach area of Southern California.  We delivered 20 homes during the three months ended September 30, 2009, compared with 17 deliveries during the comparable period of 2008. During the nine months ended September 30, 2009 and 2008, we delivered 39 and 40 homes, respectively. We acquired no single-family residential lots during the three and nine months ended September 30, 2009 and 2008 and we have no contracts to acquire land or lots.

The following chart describes our current projects, their location and our lot and standing home inventories as of September 30, 2009:

Project	Location	Land Acquisition	Commenced Construction	Commenced Sales	Models (a)	Backlog	Standing Inventory	Specs Under Construction	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	1970	2006	2007	4	9	—	2	25	40
The Sands	Huntington Beach	1970	2006	2007	4	2	2	2	55	65
The Cliffs	Huntington Beach	1970	2006	2008	4	4	2	1	90	101
The Breakers	Huntington Beach	1970	2006	2008	5	2	1	2	87	97
Subtotal—Orange County					17	17	5	7	257	303
Inland Empire/Lancaster:
Las Colinas	Lancaster	2005	2006	2006	—	—	—	—	54	54
Other unimproved lots	Lancaster	2005	(b)	(b)	—	—	—	—	73	73
Subtotal—Inland Empire/Lancaster					—	—	—	—	127	127
Total—All Projects					17	17	5	7	384	430

(a)              While we sold our 17 Brightwater models to an independent third-party investor on December 31, 2008, the transaction is accounted for as a financing and therefore those homes are included in our home inventories.

(b)             To be determined subject to market conditions.

As of September 30, 2009, we had standing inventory of five homes at Brightwater. During the third quarter of 2009, net new orders (excluding the sale of 62 finished lots and four model homes at the Woodhaven project) increased to 17 homes compared with 14 homes during the comparable period in 2008 due to increased sales at Brightwater, offset by reduced activity due to fewer active communities at our inland projects. Cancellations as a percentage of new orders were 11.1% during the first nine months of 2009, compared with approximately 25% during the comparable period in 2008. Backlog as of September 30, 2009 decreased to 17 homes compared with 20 homes as of September 30, 2008 primarily due to the initial orders in 2008 related to the grand opening at The Breakers and The Cliffs and fewer active inland communities.

Brightwater at Bolsa Chica

Brightwater is our coastal Orange County residential community, located on 105 acres of the Bolsa Chica mesa in the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater was annexed into the City of Huntington Beach in 2008. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean, Huntington Harbor and the recently restored 1,300-acre Bolsa Chica Wetlands, 63 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views.

Brightwater is the largest property in our portfolio and, along with an adjacent five-acre parcel in the process of entitlement, represents approximately 97% of our real estate inventories as of September 30, 2009. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. As of September 30, 2009, we have delivered an aggregate of 53 homes (excluding the 17 model homes) at Brightwater, including 22, 14, eight, and nine homes at The Trails, The Sands, The Cliffs, and The Breakers, respectively.

Key facts and assumptions regarding the Brightwater development project include the following:

•                  Brightwater is expected to consist of 356 homes, including 106 homes at The Breakers, 109 homes at The Cliffs, 79 homes at The Sands and 62 homes at The Trails.

•                  There are 63 homes at Brightwater which will have unobstructed views of the Pacific Ocean and/or the Bolsa Chica wetlands, including 36 homes at The Breakers (five delivered to date), 25 homes at The Cliffs and two homes at The Sands.

•                  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately four to five years and be completed in 2014.

•                  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $200,000 per lot.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $125 to $140 per square foot.

•                  Indirect costs are expected to approximate 6% of sales revenues.

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 7% to 28% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 21% to 28%, while gross margins at The Trails and The Sands are currently expected to approximate 7% to 17%. The decrease in expected margins reflects price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers.

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

In view of the continuing downturn in the housing market, we currently expect that, during the remaining three months of 2009 and continuing into 2010, our only new home construction will be at our 356-home Brightwater project in Huntington Beach; and that our operations in other markets will involve only the sale or transfer of 54 lots in Lancaster.

Deliveries for the three and nine months ended September 30, 2009 and 2008 were as follows:

		Deliveries
		Three Months			Nine Months
		Ended			Ended
		September 30,			September 30,
	Location	2009		2008	2009		2008

Brightwater
The Trails	Huntington Beach	7		1	11		6
The Sands	Huntington Beach	—		1	4		5
The Cliffs	Huntington Beach	—		4	2		4
The Breakers	Huntington Beach	—		1	4		1

Total Brightwater		7		7	21		16

Inland Empire/Lancaster
Completed Projects	Various	6		7	7		17
Woodhaven	Beaumont	6	(a)	2	9	(a)	5
Quartz Hill	Lancaster	1		1	2		2
Future Community	Lancaster	—		—	—		—

Total Inland Empire/Lancaster		13		10	18		24

Total Deliveries		20		17	39		40

(a)          Excluding the September 30, 2009 sale of 62 finished lots

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes in February 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered 21 homes at an average price of $1.3 million (including three Breakers view homes averaging $3.2 million) during the nine months ended September 30, 2009. As of November 11, 2009, 14 Brightwater homes (including three homes with wetland and ocean views) are in escrow at an average price of $1.3 million, or approximately $530 per square foot, and 11 additional homes are completed or under construction and have been released for sale.

The Trails and The Sands

We delivered seven and two homes at The Trails and The Sands during the three months ended September 30, 2009 and 2008, respectively, and 15 and 11 homes during the nine months ended September 30, 2009 and 2008, respectively. We generated $5.9 million and $1.8 million in revenue, respectively, during the three months ended September 30, 2009 and 2008 and generated gross operating margins of 6.7% and 25.6%, respectively. During the nine months ended September 30, 2009 and 2008, we generated $13.2 million and $11.2 million in revenue, respectively, and generated gross operating margins of 12.0% and 29.0%, respectively. The decrease in margins reflects price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers. Homes at The Trails and The Sands are presently being offered at prices ranging from $810,000 to $1.0 million. We delivered two additional homes at The Trails since September 30, 2009. As of November 11, 2009, nine homes are in escrow at The Trails and The Sands.

The Cliffs and The Breakers

We delivered no homes at The Cliffs and The Breakers during the three months ended September 30, 2009, and five during the three months ended September 30, 2008 which generated revenue of $7.9 million and gross operating margins of 34.9%. We delivered six and five homes during the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, we generated $14.5 million and $7.9 million in revenue, respectively, and generated gross operating margins of 31.2% and 34.9%, respectively. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.4 million to $3.2 million for 2,724 to 4,339 square foot homes. As of November 11, 2009, five homes are in escrow at The Cliffs and The Breakers.

Corona.  On March 31, 2009, we completed a deed-in-lieu transaction with the investor that purchased the loan secured by the Hearthside Lane project. In exchange for a $28.7 million reduction in the note balance and waiver of other costs, we conveyed 134 remaining finished lots to the investor and assigned approximately $1.7 million of restricted cash. We retained seven completed homes which secured the then remaining note balance of $2.5 million. During the second and third quarters of 2009, the subsidiary delivered the remaining seven homes at an average price of $427,000 and fully repaid the remaining note balance.

Beaumont.  We acquired 102 lots in the City of Beaumont during the third quarter of 2005. Following construction of infrastructure, construction of homes averaging 2,500 square feet began during the first quarter of 2006, and sales commenced during March 2006. We delivered 15 homes during 2006 at an average price of $387,000, 10 homes during 2007 at an average price of $304,000 and six homes during 2008 at an average price of $269,000. We delivered nine homes, including the remaining four model homes (as part of a bulk sale), during the nine months ended September 30, 2009 at an average price of $184,000. During the third quarter of 2009, we also completed the sale of 62 finished lots for $1.8 million.

We recorded non-cash impairment charges of $3.2 million for our Woodhaven project in Beaumont, California during the nine months ended September 30, 2009, compared with $3.4 million of impairment charges during the comparable period in 2008.  The remainder of the project (four model homes and 62 finished lots) was sold on September 30, 2009 in a transaction which extinguished the related project debt and related guaranty for less than 100% of the principal balance.

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

In December 2005, we acquired 77 additional lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and average 3,640 square feet. We opened for sales during July 2006 and delivered 21 homes from 2006 through 2008. During the nine months ended September 30, 2009, we delivered the final two constructed homes at an average price of $282,000, including the final model home. A subsidiary of Hearthside Homes, Inc. is obligated on a loan with principal amount of $2.2 million secured by this project that matured September 30, 2008. In June 2009, our subsidiary received a notice of default. Unless we are able to sell the property to a third party, we expect that the property will be sold to the lender in satisfaction of the loan upon approval of the Bankruptcy Court. The loan is non-recourse to California Coastal Communities, Inc.; however, the subsidiary’s parent, Hearthside Homes, Inc. guaranteed payment of the debt.

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

Critical Accounting Policies and Estimates

In the preparation of our consolidated financial statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 3, 4 and 10 to “Item 1. Financial Statements” above.

Basis of Consolidation

Our consolidated financial statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 3 to “Item 1. Financial Statements” above. All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

We recorded inland project impairment charges totaling zero and $3.2 million during the three and nine months ended September 30, 2009, respectively, and impairment charges of $29.1 million and $34.1 million during the three and nine months ended September 30, 2008, respectively. The impairment charges recorded during the first and second quarters of 2009 relate to the Woodhaven project in Beaumont. The remainder of the project (four model homes and 62 finished lots) was sold on September 30, 2009 in a transaction which extinguished the related project debt for less than 100% of the principal balance and the release of the related guaranty.

During 2007 and 2008, we recorded impairment charges aggregating $67.0 million related to five of our inland projects. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current market conditions at the time such impairment charges were determined, which may differ materially from actual results if market conditions change. As required by ASC 360-10-35, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

We assess the impairment of real estate inventories and other long-lived assets in accordance with ASC 360-10-35 which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flows expected from the asset’s operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, we identify alternative courses of action to recover the carrying value of our long-lived assets and evaluate all likely alternatives under a probability-weighted approach as described in ASC 360-10-35.

In accordance with ASC 360-10-35, in developing estimated future cash flows for impairment testing for our real estate inventories, we incorporated our own market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determine fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

We evaluated our Brightwater project for impairment as of December 31, 2008, and determined that no impairment was indicated based on our projection of the project’s future cash flows, including projected revenues, costs and gross margin.  We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs.  Our relatively lower book basis in Brightwater of $242.0 million as of September 30, 2009, is due in part to a fair value adjustment recorded in September 1997 under “Fresh Start” accounting.  Since 1997, we have recorded no impairment charges for the project, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services.  Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced projected gross margins for the project from approximately 30%-40% in 2007 to 25%-35% as of December 2008 and 7%-28% as of September 2009.  The decrease in expected margins also reflects greater use of third-party real estate brokers.

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

In our analysis, we noted that the Brightwater project in Huntington Beach is in a mature housing market with very limited new home construction and a low supply of comparable resale homes with views or competitive features.  Further, Huntington Beach has recently ranked in the top 25% of housing performance in Orange County based on pricing, sales and foreclosures.  In January 2009, the City of Huntington Beach’s credit rating was raised, reflecting the city’s built-out nature and expected economic resilience of the city’s households.  Huntington Beach is in coastal Orange County which is the subject of two widely respected annual economic forecasts which expect an increase in median home prices in 2010 and an increase in demand due to improved affordability.  Therefore, market data support our assumption that our Brightwater project in Huntington Beach will fare better than most surrounding Orange County communities and significantly better than projects in inland areas, resulting in a projected sales pace and home pricing during the remainder of 2009 at levels relatively consistent with recent months and with reasonable expectations of price increases in future years given the limited supply of new homes along the coast of Southern California.

In our impairment analysis of the Brightwater project, we also consider projected construction and related costs and the availability of mortgage financing for our potential homebuyers.  Recent subcontracting efforts have resulted in price reductions for direct costs of approximately 2% overall in the past year, a trend which is expected to have a positive effect on margins during 2009 and possibly beyond.  However, any savings experienced in the near future would likely be diminished in future years if home prices increase.  While mortgage financing for our homes is still challenging, 30-year jumbo mortgage rates have decreased from a national average high of 8.4% in October 2008 to approximately 6.0% currently.  With the conforming loan maximum in Orange County continuing at $729,750, a significant portion of our potential homebuyers are able to finance a substantial portion of their home purchase at historically low mortgage rates approximating 5.0%.

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

Income Taxes

We account for income taxes on the liability method, in accordance with ASC 740-10, “Income Taxes.” Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is “more likely than not” that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We evaluate on a quarterly basis, whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

We reported operating losses in 2007 and 2008 primarily reflecting results from our inland projects which have suffered significant decreases in value. These losses were partially offset by profits from home deliveries at our Brightwater project on the coast of Southern California. The impairment losses on our inland projects are not deducted for tax purposes until realized. In 2009, we expect to continue to report profits from our Brightwater project. In addition, during the three and nine months ended September 30, 2009, we recorded $4.1 million and $24.8 million, respectively, of pre-tax income from cancellation of indebtedness related to our Corona and Beaumont projects.

While we expect to report profitable operations before income taxes for 2009, we expect to report a taxable loss due to tax losses recognized upon inland property dispositions. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The current year expected taxable loss includes the tax losses generated by the Corona property deed-in-lieu transaction, the sale of the remaining four model homes and 62 lots at the Beaumont project, and the sale of the final seven homes at the Corona project (which included approximately 83% of our cumulative previously unrecognized taxable losses on inland projects), as well as the loss expected to be generated from the disposition or foreclosure of 54 inland lots in the city of Lancaster.  In June 2009, a subsidiary of Hearthside Homes received a notice of default relating to the loan facility for development of the Las Colinas project in Lancaster. We expect that the lender will foreclose on the property secured by the loan in the fourth quarter of 2009 unless we are able to sell the project to satisfy the loan. Therefore, we expect that the remaining expected taxable loss on our inland projects will be included in our full year 2009 results.  The disposition of the inland assets during 2009 is both an operational and tax strategy which we have completed except for disposition of the 54 Lancaster lots.  Therefore, we have reserved the approximately $3.8 million value of all of our NOL expiring in 2009.

Beginning in 2010, we do not expect recognized tax losses resulting from deliveries of inland lots or homes, leaving primarily Brightwater home deliveries to generate our operating and taxable results. Therefore, in order to evaluate the recoverability of NOLs and other deferred tax assets in 2010 and 2011 during the first two quarters of 2009, we projected our taxable income reflecting actual and estimated 2009 levels of Brightwater home sales. In addition, we evaluated expected prices based on our current marketing, expected product mix and gross margins, review of competitive home sales, market conditions and other objectively verifiable economic factors affecting our operations, as well as other positive and negative factors. During the second quarter of 2009 we reserved approximately $7.6 million for NOLs expiring in 2010 and 2011.

On October 27, 2009, we filed Chapter 11 Petitions in the Bankruptcy Court. Due to uncertainties regarding the resolution of our Chapter 11 Cases and our ability to utilize our NOLs in the future, during the third quarter of 2009 we recorded a valuation allowance for the remaining amount of our net deferred tax assets of approximately $20.6 million.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Our current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and our future projected income. If our results of operations are more or less than projected and there is objectively verifiable evidence to support the realization of a different amount of our deferred tax assets, an adjustment to our valuation allowance may be required to reflect greater expected utilization.

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.48% as of October 2009) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 16% as of November 2, 2009, as computed in accordance with Section 382. In the event of an ownership change, our use of our NOLs may be limited.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 9 and 11 to “Item 1. Financial Statements” above. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding Recent Accounting Pronouncements in Note 3 to “Item 1. Financial Statements” above.

As a result of the Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, hence, certain operational entities are excluded. In addition, they are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and they are unaudited. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Results of Operations

The following tables set forth key operating and financial data for our homebuilding operations for the three and nine months ended September 30, 2009 and 2008.

Backlog as of September 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
17	20	(15.0)%	$21.4	$31.0	(31.0)%	$1,261	$1,549	(18.6)%

Homes Delivered
Three Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
20	17	17.6%	$9.6	$13.9	(30.9)%	$480	$818	(41.3)%

Homes Delivered
Nine Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
39	40	(2.5)%	$32.9	$29.3	12.3%	$844	$733	15.1%

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

We reported revenues of $11.4 million and gross operating profit of $1.6 million for the third quarter of 2009, compared with $13.9 million in revenues and gross operating loss of $25.8 million for the third quarter of 2008. Homebuilding revenues in the current period reflect deliveries of 20 homes, including seven deliveries at Brightwater which generated revenues of $5.8 million and gross operating profit of $400,000, and 13 homes at our inland projects which generated revenues of $3.8 million and gross operating profit of approximately $200,000. Land sale revenues of $1.8 million in the current period reflect the sale of 62 finished lots at our Woodhaven project in Beaumont in connection with a short sale transaction we completed on September 30, 2009. The comparable period of the prior year reflects deliveries of 17 homes, including seven homes at Brightwater and 10 inland homes, which generated gross profit of $3.3 million and was offset by non-cash impairment charges of $29.1 million. Although we recorded no impairment charges during the third quarter of 2009, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Homebuilding gross operating profit before impairment charges decreased from $3.3 million for the third quarter of 2008 to $1.6 million for the third quarter of 2009 primarily due to the absence of Cliffs and Breakers deliveries and reduced margins. Seven Brightwater deliveries during the quarter generated a 7% gross margin and gross operating profit of $400,000 while the delivery of 13 homes at our inland projects generated a 3.6% gross margin and gross operating profit of $200,000. Gross operating profit for the three months ended September 30, 2009 also includes gross operating profit of $1.0 million related to the settlement of accrued seller profit participation related to two completed projects as a result of a settlement with the land seller which is further described below. Excluding impairment charges, homebuilding gross margin for the third quarter of 2009 decreased to 16.7% compared with 23.7% in the comparable period of 2008 due to increased incentives and third-party brokers’ commissions that were necessary to move standing inventory at our communities.

Gain on debt restructuring and extinguishment of $4.1 million reflects a pre-tax gain related to the short sale transaction at our Woodhaven project in Beaumont. The lender for the note secured by the property accepted the proceeds of the sale in full settlement of the remaining balance on the note and release of the related guaranty.

Selling, general and administrative expense for the third quarter of 2009 decreased $400,000 compared with the third quarter of 2008 due to a $200,000 reduction in selling expenses primarily associated with communities which were active during the first nine months of 2008 but had reduced or no activity in the current year, as well as a $200,000 reduction in marketing costs associated with our Brightwater project.

Other expense increased $800,000 in the third quarter of 2009 compared with the third quarter of 2008 primarily due to the assignment of a $700,000 receivable to the land seller who sold lots to our subsidiary, in settlement of an obligation for accrued seller profit participation aggregating $1.0 million.

Income before income taxes was $3.5 million for the three months ended September 30, 2009 compared with a pre-tax loss of $28.1 million in the comparable quarter of 2008, which reflected a $29.1 million impairment charge.

Income tax expense of $21.6 million for the three months ended September 30, 2009 reflects a $20.6 million non-cash valuation allowance on deferred tax assets and a 40% tax rate.

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

We reported revenues of $34.7 million and gross operating profit of $4.3 million for the nine months ended September 30, 2009, compared with $29.3 million in revenues and gross operating loss of $27.5 million for the comparable period of 2008. Revenues of $34.7 for the 2009 period include $32.9 million generated from homebuilding activities, and land sale revenues of $1.8 million generated from the sale of 62 finished lots at our Woodhaven project in Beaumont in connection with a short sale transaction we completed on September 30, 2009. Homebuilding revenues in the current period reflect deliveries of 39 homes, including 21 deliveries at Brightwater which generated revenues of $27.7 million and gross operating profit of $6.0 million, and 18 homes at our inland projects which generated revenues of $5.2 million and gross operating profit of approximately $500,000. The comparable period of the prior year reflects deliveries of 40 homes, including 16 homes at Brightwater and 24 inland homes. Gross operating profit for the nine months ended September 30, 2009 and 2008 includes non-cash impairment charges of $3.2 million and $34.1 million, respectively. Impairment charges for the nine months ended September 30, 2009 reflect fair value write-downs during the first quarter of 2009 for an inland project in Beaumont.  The remainder of the Beaumont project (four model homes and 62 finished lots) was sold on September 30, 2009 in a transaction which extinguished the related project debt for less than 100% of the principal balance and the release of the related guaranty.  Should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of our real estate inventories may not be recoverable, we will reevaluate our expected cash flows from each project to determine whether any additional impairment exists at any point in time.

Homebuilding gross operating profit before impairment charges increased $900,000 from $6.6 million for the nine months ended September 30, 2008 to $7.5 million for the 2009 period. We delivered 21 Brightwater homes during the first nine months of 2009 which generated a 21.7% gross margin and gross operating profit of $6.0 million along with the delivery of 18 inland homes which generated a 9.0% gross margin and gross operating profit of $500,000. Gross operating profit for the nine months ended September 30, 2009 also includes gross operating profit of $1.0 million related to the settlement of accrued seller profit participation related to two completed projects for which the land seller accepted the assignment from our subsidiary of a $700,000 receivable related to infrastructure work. Excluding impairment charges, homebuilding gross margin for the first nine months of 2009 was 22.7% compared with 22.5% in the comparable period of 2008.

Gain on debt restructuring reflects a $20.7 million pre-tax gain related to a deed-in-lieu transaction for our Corona property that we completed on March 31, 2009 and a $4.1 million pre-tax gain related to the short sale transaction at our Woodhaven project in Beaumont that we completed on September 30, 2009, pursuant to which the lender for the note secured by the property accepted the proceeds of the sale in full settlement of the remaining balance on the note and the release of the related guaranty. The Corona deed-in-lieu transaction resulted in a $28.7 million reduction in the note balance and related obligations secured by our Hearthside Lane project. In exchange, we conveyed the remaining 134 finished lots to the investor that purchased the note from IndyMac Federal Bank.

Selling, general and administrative expenses decreased $1.4 million for the first nine months of 2009 compared with the first nine months of 2008 primarily reflecting a $1.0 million reduction in selling expenses associated with communities which were active during the first nine months of 2008 but had reduced or no activity in the current year and a $300,000 decrease in selling and marketing expenses for our Brightwater community, as well as reduced general and administrative expenses resulting from headcount reductions.

The $200,000 increase in interest expense compared with the comparable period of 2008 primarily reflects interest incurred on projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.

The $300,000 increase in other expense compared with 2008 reflects the assignment of a $700,000 receivable to the land seller who sold lots to our subsidiary, in settlement of an obligation for accrued seller profit participation aggregating $1.0 million, and a $200,000 increase in pension expense due to lower investment returns. Other expense also reflects a $100,000 increase in property tax expense during the nine months ended September 30, 2009 compared with the comparable period of 2008 for projects which are no longer under construction and, therefore, must be recorded as a period cost rather than capitalized.  These increases were offset by the absence in 2009 of $800,000 of other expense incurred during the nine months ended September 30, 2008 related to an interest rate swap agreement.

Income before income taxes was $22.9 million for the first nine months of 2009 compared with a pre-tax loss of $34.4 million in the first nine months of 2008, which reflected a $34.1 million impairment charge.

The effective income tax rate for the nine months ended September 30, 2009 is 74%, which reflects a $28.2 million non-cash valuation allowance on deferred tax assets and a tax rate of 41%.

Payments Under Contractual Obligations

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure below in “Part II Item 1. Legal Proceedings” and in Note 10 to “Item 1. Financial Statements” above.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of September 30, 2009, we have no land option deposits and no third party guarantees.

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

Under the requirements of ASC 810-10, “Consolidations,” certain of our land option contracts may create a variable interest for us, with the land seller being identified as a variable interest entity (“VIE”). We analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of September 30, 2009, we had no deposits with VIEs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of September 30, 2009, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.8 million.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

See Notes 9 and 11 to “Item 1. Financial Statements” above, and “Item 1 - Business - Corporate Indemnification Matters” and “Item 3 - Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

On October 27, 2009, we and the other Debtors filed the Chapter 11 Cases. For a further discussion of these matters, see Note 2 to “Item 1. Financial Statements” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are incorporated herein by reference. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on our business.

In general, all pending litigation involving us and the other Debtors and was stayed upon the commencement of the Chapter 11 Cases.

Item 1A.   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Related to our Bankruptcy Filings.

We and the other Debtors filed for protection under Chapter 11 of the Bankruptcy Code on October 27, 2009. During the Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our bankruptcy. Risks and uncertainties associated with these proceedings include the following:

•                  Actions and decisions of our creditors and other third parties with interests in the proceedings, which may be inconsistent with our plans;

•                  Our ability to obtain court approval with respect to motions in the proceedings made from time to time;

•                  Our ability to develop, prosecute, confirm, and consummate a plan of reorganization with respect to the proceedings;

•                  Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•                  Our ability to maintain contracts that are critical to our operations;

•                  Our ability to retain management and other key individuals; and

•                  Risks associated with third parties’ seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee under Chapter 11, or to convert the Chapter 11 Cases into liquidations under Chapter 7 of the Bankruptcy Code.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the proceedings could adversely affect our home sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, in order to successfully emerge from the proceedings, senior management will be required to spend significant amounts of time developing a comprehensive plan of reorganization, instead of concentrating exclusively on business operations. These proceedings and the development of a plan of reorganization may result in the sale or divestiture of assets, but there can be no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all.

Because of the risks and uncertainties associated with the proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. There can be no assurance as to what values, if any, will be ascribed in the proceedings to our various pre-petition assets, liabilities, common stock, and other securities.

Our liquidity position imposes significant challenges to our ability to continue operations.

As global economic conditions have deteriorated, we have experienced significant pressure on our business, including our liquidity position. The Chapter 11 Cases may increase this pressure. Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with suppliers has become impaired. The terms of the trade credit received from suppliers has been reduced. If liquidity problems persist, suppliers could refuse to provide key products and services in the future. Our financial condition and results of operations, in particular with regard to our potential failure to meet debt obligations, may lead some customers to become reluctant to enter into home purchase agreements with us. In addition to the cash requirements necessary to fund continuing operations, it is anticipated that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases.

During the pendency of the Chapter 11 Cases, our financial results may be unstable and may not reflect historical trends.

During the pendency of the Chapter 11 Cases, our financial results may fluctuate as they reflect asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments. As a result, our historical financial performance may not be indicative of the financial performance following the commencement of the Chapter 11 Cases. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in the Company’s historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization submitted for Bankruptcy Court approval.

In order to successfully emerge from Chapter 11 as a viable entity, we believe that we must develop, and obtain requisite court and creditor approval of a feasible Chapter 11 plan of reorganization. This process requires us and the other Debtors to meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, soliciting and obtaining creditor acceptances of the plan, and fulfilling other statutory conditions for confirmation. We and the other Debtors may not receive the requisite acceptances to confirm the plan. Even if the requisite acceptances of the plan of reorganization are received, the Bankruptcy Court may not confirm the plan. A dissenting holder of a claim against the Debtors may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the plan of reorganization if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the plan of reorganization “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the plan will not be less than the value of distributions such holders would receive if the Debtors were to be liquidated under Chapter 7 of the Bankruptcy Code.

The Bankruptcy Court may determine that the plan of reorganization does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court. If the plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

A long period of operating under Chapter 11 may harm our business.

A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing. If we require additional financing during the Chapter 11 Cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized.

The Bankruptcy Court may impose significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations.

Restrictions imposed by the Bankruptcy Court could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These restrictions might limit our ability, subject to certain exceptions, to, among other things:

•                  incur additional indebtedness and issue stock;

•                  make prepayments on or purchase indebtedness in whole or in part;

•                  pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•                  make investments;

•                  enter into transactions with affiliates on other than arm’s-length terms;

•                  create or incur liens to secure debt;

•                  consolidate or merge with another entity, or allow one of our subsidiaries to do so;

•                  lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•                  incur dividend or other payment restrictions affecting subsidiaries;

•                  make capital expenditures beyond specified limits;

•                  engage in specified business activities; and

•                  acquire facilities or other businesses.

Nasdaq Delisting.

On October 28, 2009, we received a letter from Nasdaq notifying us that it had determined to delist our common stock from trading as a result of our commencement of the Chapter 11 Cases.  We are in the process of appealing the Nasdaq determination; however, there can be no assurance that our appeal will be successful.  During the pendency of the appeal, our common stock will continue to be listed.  If we are not successful on appeal and our common stock is delisted, negative implications may be associated with the delisting, including potential loss in confidence in us by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

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

Date: November 16, 2009	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer