Form 10-K
period 2009-12-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2010-03-30
CIK 840216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-17189

CALIFORNIA COASTAL COMMUNITIES, INC.
(Debtor-in-Possession as of October 27, 2009)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒    NO ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant (shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances) was $6,763,489 as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) based upon 4,901,079 shares of common stock held by such non-affiliates and the $1.38 closing price of the registrant's common stock on the NASDAQ Stock Market LLC reported for June 30, 2009.

         The number of shares of Common Stock outstanding as of March 30, 2010 was 10,995,902.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

PART I

Item 1.    Business

Status of Chapter 11 Cases

        On October 27, 2009, California Coastal Communities, Inc. ("we") and certain of our direct and indirect wholly-owned subsidiaries (collectively with us, the "Debtors") filed voluntary petitions (the "Chapter 11 Petitions") for relief under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the "Chapter 11 Cases"). The sole purpose of the Chapter 11 Cases is to restructure the debt obligations under our senior secured revolving credit agreement ("Revolving Loan") and our senior secured term loan ("Term Loan") for which KeyBank National Association ("KeyBank") serves as the agent to the lending syndicates. On February 26, 2010, KeyBank notified us and the lenders that they are resigning as agent. As of December 31, 2009, $81.7 million in principal amount was outstanding on the Revolving Loan and $99.8 million in principal amount was outstanding on the Term Loan. A major stockholder of the Company currently holds approximately 16% of the Revolving Loan and 19% of the Term Loan.

        We and the other Debtors continue to operate our businesses and manage our properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have obtained the Bankruptcy Court's approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. If the value of the Debtors' assets and operations become materially impaired, our ability to continue as debtors-in-possession and to operate our business in the present mode could be jeopardized.

        On March 26, 2010, we filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court, neither of which has been approved by the Bankruptcy Court. The proposed joint plan provides for the extension of the Revolving Loan and the Term Loan to enable us to complete construction and sale of the homes at our Brightwater project. Throughout the Chapter 11 reorganization process we have continued and will continue to try to work with the various members of our lending syndicate to determine whether a consensual restructuring of the Revolving Loan and the Term Loan can be accomplished. However, there can be no assurance that we and the other Debtors will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the creditors and other parties in interest. If the disclosure statement is approved, we will have the exclusive right to solicit acceptance of our plan through June 22, 2010.

        While we intend to maintain business operations through the reorganization process, our liquidity and capital resources are significantly affected by the Chapter 11 Cases, which has resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, we and the other Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. While the Bankruptcy Court has consistently approved all of our requests to continue wage and salary payments and other employment benefits to employees, as well as other related pre-petition obligations, to continue to construct and sell homes, and to pay certain pre-petition trade claims held by critical vendors with lien rights; there can be no assurance that our future requests will be approved. In addition, under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. As a result of the filing of our joint plan, our authorization to continue to use cash collateral with the consent of our lending syndicate will terminate on April 2, 2010. Therefore, on March 26, 2010, we filed a motion for authority to continue to use cash collateral over the objections of our lending syndicate. A hearing on that motion is scheduled for March 31, 2010

        At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business or various creditors, or when we and the other Debtors will emerge from these proceedings. Future results will depend upon the confirmation and successful implementation of a plan of reorganization. The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely confirmed, could further adversely affect our operations. During the period from October 27, 2009 to December 31, 2009, we incurred costs totaling $1.3 million associated with the reorganization. We will continue to incur significant costs associated with the reorganization which are expected to adversely affect the results of our business operations.

        We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, and to meet our debt service and working capital requirements. However, our ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry and continued weakness in the California economy. During 2009, we generated 33 net sales orders at Brightwater, increased construction starts during the second and third quarters to keep pace with sales orders, and started construction of a limited number of speculative homes which are in greater demand in today's market than contract homes that are constructed over a five to seven month period. While sales of the Trails and Sands products, which are generally under $1.0 million, increased during 2009, sales of our larger Cliffs and Breakers homes have been challenged by limitations on jumbo-mortgage financing and the downturn in the housing market, which have reduced demand for homes exceeding $1.0 million. However, the jumbo mortgage market appears to be gradually improving with the spread between conforming loans now under 1% after being as high as 1.7% and lenders requiring down payments of 20% on jumbo mortgages compared with 30% or more during the peak of the credit crisis.

        Due to cash requirements for ongoing home construction and debt amortization, our ability to meet future loan repayment requirements will depend on the results of the Chapter 11 Cases, as well as continued home sales at our Brightwater project. Our goal is to restructure debt payments based on our current expectations of continued sales success with our Trails products, with gradually improving sales of the larger products. The inventories of resale homes in the Huntington Beach coastal zip codes have been declining, which reduces the supply of resale homes with which Brightwater may compete.

        Continuing negative conditions in the housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether modified financings can be obtained in order for us to meet our debt obligations. There can be no assurance that we will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to our ability to secure replacement financing and the terms of such financing if it is available. The current housing and mortgage markets also present uncertainty as to our ability to achieve sufficient positive cash flow from operations required to satisfy our debt obligations and meet financial covenant requirements.

        While we are striving to restructure our debt through the Chapter 11 Cases, if we are not successful, we do not believe that our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet our debt obligations as currently structured or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Nasdaq Delisting Notice

        On October 28, 2009, we received a letter from Nasdaq notifying us that it had determined to delist our common stock from trading as a result of our commencement of the Chapter 11 Cases. We appealed the Nasdaq determination on December 3, 2009 and, on December 29, 2009, the Nasdaq Hearings Panel granted our request to remain listed, subject to certain conditions. The Panel's continued listing decision is conditioned upon us (1) providing periodic updates as to the status of the Brightwater credit facilities restructuring efforts; and (2) emerging from the Chapter 11 process no later than April 26, 2010. We do not believe that it will be possible to emerge from the Chapter 11 process by the April 26 deadline, and there can be no assurance that we receive the significant extension we intend to request in order to remain listed until the Chapter 11 Cases have been completed. Therefore, our common stock could be delisted which would halt trading on the Nasdaq Stock Market. Once delisted, our common stock would not be immediately eligible to trade over-the-counter on the OTC Bulletin Board or in the "Pink Sheets;" however, the common stock may become eligible for such trading if a market maker applies to quote the common stock in accordance with Securities and Exchange Commission ("SEC") Rule 15c2-11, and such application is approved. If our common stock is delisted, negative implications may be associated with the delisting, including potential loss in confidence in us by suppliers and customers and the loss of institutional investor interest in our common stock.

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

        During 2009 and 2008, we saw continued price depreciation and an excess supply of homes available for sale in the Inland Empire and Lancaster markets. As a result of declining markets and overleveraged projects, we decided to exit these markets during 2009 and successfully implemented this strategy as described below.

        On March 31, 2009, our homebuilding subsidiary, Hearthside Homes, Inc., completed a deed-in-lieu transaction for the Hearthside Lane project in Corona, California and recognized a pre-tax gain on debt restructuring of $20.7 million. In exchange for a $28.7 million reduction in the loan balance secured by the project, the subsidiary conveyed the remaining 134 finished lots to the lender. The subsidiary retained seven completed homes which secured the remaining note balance of $2.5 million and delivered all seven homes during 2009. The remaining note has been repaid in its entirety.

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

        On December 29, 2009, a subsidiary of Hearthside Homes completed a sale of 54 finished lots for its Las Colinas project in Lancaster, California for $3.1 million and the principal amount of the project loan was repaid in full. The lender has claimed an additional amount due for delinquent interest and related loan costs of approximately $500,000, which remains unresolved.

        In view of the continuing significant economic downturn in the housing market, during 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California.

        During 2010, our primary goals will be to:

  •
  have our plan of reorganization to restructure our obligations under the Term Loan and the Revolving Loan confirmed by the Bankruptcy Court as soon as possible, which would enable us to emerge from Chapter 11 bankruptcy during 2010; and

  •
  continue constructing, selling and delivering homes at Brightwater.

        There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

        Our total revenues for the years ended December 31, 2009, 2008, and 2007 were $47.2 million, $46.0 million, and $47.0 million respectively. For the years ended December 31, 2009, 2008, and 2007, we delivered 49, 55, and 77 homes, respectively. Our total assets as of December 31, 2009 and 2008 were $249.9 million and $312.5 million, respectively, with Brightwater and other nearby properties constituting $234.8 million (94% of total assets) and $238.5 million (76% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,200 homes to families throughout Southern California since its formation in 1994.

        Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 6 and 7 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of December 31, 2009, we had $204.0 million of debt against $33.4 million of book equity.

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

Our Current and Future Homesites

        Our homebuilding operations include active projects in the Huntington Beach area of Southern California. We delivered 49 homes during the year ended December 31, 2009, compared with 55 deliveries during 2008. We acquired no single-family residential lots during 2009 and 2008 and we have no contracts to acquire land or lots.

        The following chart describes our current projects, their location and our lot and standing home inventories as of December 31, 2009:

Project	Location	Land Acquisition	Commenced Construction		Commenced Sales		Models (a)	Backlog	Standing Inventory	Specs Under Construction	Remaining Lots	Total Lot Inventory
Brightwater in Orange County:
The Trails	Huntington Beach	1970	2006		2007		4	3	1	4	21	33
The Sands	Huntington Beach	1970	2006		2007		4	1	2	1	55	63
The Cliffs	Huntington Beach	1970	2006		2008		4	4	2	1	89	100
The Breakers	Huntington Beach	1970	2006		2008		5	1	3	1	87	97

	Subtotal—Orange County						17	9	8	7	252	293

Lancaster:
Unimproved lots	Lancaster	2005	(b	)	(b	)	—	—	—	—	73	73

	Total—All Projects						17	9	8	7	325	366

(a)
We sold our 17 Brightwater models to an independent third-party investor on December 31, 2008; however, the transaction is accounted for as a financing and therefore those homes are included in our home inventories.

(b)
To be determined subject to market conditions.

        As of December 31, 2009, we had standing inventory of eight Brightwater homes. During the year ended December 31, 2009, net new orders decreased to 50 homes compared with 58 homes during 2008, primarily due to fewer active communities in 2009. Cancellations as a percentage of new orders were 11% during the year ended December 31, 2009 (14% at Brightwater and 6% at our inland projects), compared with approximately 27% during 2008. Backlog as of December 31, 2009 increased to nine homes compared with eight homes as of December 31, 2008.

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

        Brightwater is the largest property in our portfolio and, along with other nearby properties (including a five-acre parcel in the process of entitlement), comprises substantially all of our real estate inventories as of December 31, 2009. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

        We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. As of December 31, 2009, we have delivered an aggregate of 63 homes (excluding the 17 model homes) at Brightwater, including 29, 16, nine, and nine homes at The Trails, The Sands, The Cliffs, and The Breakers, respectively.

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

  •
  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately five years and be completed in 2014.

  •
  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $200,000 per lot. As of December 31, 2009, approximately 76% of these lot improvement costs have already been incurred.

  •
  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $125 to $140 per square foot.

  •
  Indirect costs are expected to approximate 6% of sales revenues.

  •
  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 5% to 22% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 17% to 22%, while gross margins at The Trails and The Sands are currently expected to approximate 5% to 14%. The decrease in expected margins reflects expected increases in interest rates in connection with restructuring our debt, price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers.

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

        In view of the continuing downturn in the housing market, we currently expect that during the next 12 months our new home construction will be limited to our 356-home Brightwater project in Huntington Beach.

        Deliveries for the years ended December 31, 2009, 2008, and 2007 were as follows:

		Deliveries
	Location	2009	2008	2007
Brightwater
The Trails	Huntington Beach	18	6	5
The Sands	Huntington Beach	6	6	4
The Cliffs	Huntington Beach	3	6	—
The Breakers	Huntington Beach	4	5	—

	Total Brightwater	31	23	9

Inland Empire/Lancaster
Completed Projects	Various	—	13	43
Woodhaven(a)	Beaumont	9	6	10
Hearthside Lane	Corona	7	7	3
Las Colinas(b)	Lancaster	2	6	12
Future Community	Lancaster	—	—	—

	Total Inland Empire/Lancaster	18	32	68

	Total Deliveries	49	55	77

(a)
Excluding the September 30, 2009 sale of 62 finished lots.

(b)
Excluding the December 29, 2009 sale of 54 finished lots.

        Huntington Beach.    We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes in February 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered 31 homes at an average price of $1.2 million (including three Breakers view homes averaging $3.2 million), or approximately $539 per square foot, during the year ended December 31, 2009. As of March 29, 2010, 12 Brightwater homes (including two homes with wetland and ocean views) are in escrow at an average price of $1.3 million, or approximately $511 per square foot, and 13 additional homes are completed or under construction and have been released for sale.

  The Trails and The Sands

        We delivered 24 and 12 homes at The Trails and The Sands during 2009 and 2008, respectively, and generated $21.1 million and $12.3 million in revenue, respectively and gross operating margins of 10.7% and 28.6%, respectively. The decrease in margins reflects expected increases in interest rates in connection with restructuring our debt, price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers. Homes at The Trails and The Sands are presently being offered at prices ranging from $810,000 to $1.0 million. As of March 29, 2010, six homes are in escrow at The Trails and The Sands, three homes are completed and unsold, and six homes are under construction and unsold.

  The Cliffs and The Breakers

        We delivered seven and 11 homes at The Cliffs and The Breakers during 2009 and 2008, respectively, and generated revenue of $15.9 million and $21.0 million, respectively, and gross operating margins of 30.0% and 35.1%, respectively. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.3 million to $3.2 million for 2,724 to 4,339 square foot homes. We have delivered two additional homes at The Cliffs and The Breakers since December 31, 2009. As of March 29, 2010, six homes are in escrow at The Cliffs and The Breakers, three homes are completed and unsold, and one home is under construction and unsold.

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

  Completed Projects

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

        Beaumont.    We acquired 102 lots in the City of Beaumont during 2005. Following construction of infrastructure and model homes, sales of homes averaging 2,500 square feet commenced during the first quarter of 2006 and we delivered 31 homes from 2006 through 2008. During 2009, we delivered nine homes, including the remaining four model homes (as part of a bulk sale), at an average price of $184,000. During the third quarter of 2009, we also sold the remainder of the project consisting of 62 finished lots for $1.8 million. This transaction extinguished the related project debt and related guaranty for less than 100% of the principal balance.

        Lancaster.    In 2005, we acquired 77 lots in an area known as Quartz Hill in the City of Lancaster. The homes in this community are on 10,000 square foot lots and average 3,640 square feet. We opened for sales during July 2006 and delivered 21 homes from 2006 through 2008. During 2009, we delivered the final two constructed homes at an average price of $282,000, including the final model home, and on December 29, 2009 we completed a bulk sale of the remaining 54 finished lots for $3.1 million.

Strategic Alternatives

        Our Board of Directors and management have always been and continue to be committed to enhancing value for all stockholders. Prior to commencement of the Chapter 11 Cases, from time to time, we have considered the various strategic alternatives available to us with respect to our businesses, assets, operations and available cash. We have engaged investment bankers and other advisors for this purpose, with a view towards assessing alternatives which would enhance the value of our current businesses, create additional business opportunities, or otherwise maximize the value of our company for our stockholders. Included in this process has been an exploration of merger, acquisition and disposition possibilities; analysis of equity and debt financings; open market and other repurchases of our stock; dividends and other distributions to our stockholders; and combinations of these alternatives.

        Following completion of the Chapter 11 Cases, and as we continue to develop Brightwater, we will evaluate available strategic alternatives that will maximize value to our stockholders.

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

        We develop our residential projects in several phases generally ranging from approximately four to 12 homes per phase. We determine the number of homes to be built in the first phase and the appropriate price range. The first phase of home construction is typically relatively small to reduce risk while we measure consumer demand. Construction generally does not begin until some sales have occurred, except for construction of model homes and in some cases the first few production homes. Subsequent phases are generally not started until 80% to 100% of the homes in the previous phase have been sold. Sales prices in the second phase are then adjusted to reflect market demand as evidenced by sales experience in the first phase. With each subsequent phase, we continue to accumulate data which enables us to make decisions on the pricing, timing and size of subsequent phases. Due to the prolonged, ongoing downturn in the homebuilding industry, and reduced sales pace of the larger Cliffs and Breakers homes at Brightwater, we have limited construction and development of unsold homes for these products and generally commence construction once a house is sold. Although the time required to complete a phase varies from development to development depending on the factors above and the build time, which in turn varies generally with the size and complexity of the home, we typically complete construction of a phase within one of our developments in approximately five to eight months. We are continuously developing and refining our production practices in order to reduce cycle time within the construction process.

        In view of the continuing downturn in the housing market, we currently expect that, during the next 12 months, our new home construction will be limited to our 356-home Brightwater project in Huntington Beach.

Sales and Marketing

        We typically build, furnish and landscape model homes for each residential project and maintain on-site sales offices, which are usually open seven days a week. We generally sell all of our homes through our sales representatives working from the sales offices located at the model homes used in each subdivision. Since 2008, we have used cooperative brokers to sell our homes. We conduct preliminary research concerning the credit status of each potential homebuyer in order to "pre-qualify" the homebuyer. Once the prospective homebuyer has been "pre-qualified" and there is a strong indication that the homebuyer will qualify for a mortgage (although final loan approval is still pending), the homebuyer must submit an "earnest money deposit" usually ranging from $35,000 to $70,000 at Brightwater, and complete a purchase contract for the purchase of their home. We attempt to keep our contract cancellation rate low by pre-qualifying prospective homebuyers and by allowing homebuyers to customize their homes at an early point in the purchase process in exchange for additional deposits. We provide flooring and other amenities and upgrades to our homebuyers through the various vendors with which we contract. When home purchase contracts are canceled, we retain the deposits of non-contingent buyers and seek to identify alternative homebuyers.

        We make extensive use of advertising and promotional resources, including our website, newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signs. Because Brightwater is a multi-project community, we are able to place community-wide advertising that highlights all of the projects within the community.

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

        Our backlog at December 31, 2009 was nine homes compared with eight homes in backlog at year-end 2008 and five homes at December 31, 2007. The aggregate sales value of our backlog was $13.8 million at December 31, 2009, compared with $17.0 million at December 31, 2008. Our backlog ratio was 58.8% for the fourth quarter of 2009 and 75.0% for the fourth quarter of 2008. Backlog ratio is defined as unit deliveries during a quarter as a percentage of beginning backlog for the quarter. Approximately 20% of our deliveries in 2009 (excluding land sales comprised of 116 finished lot deliveries) occurred in the fourth quarter, compared with 27% during the fourth quarter of 2008 due to a reduced number of active communities at the end of 2009, and a reduced sales pace during the fourth quarter due in part to prospective buyers' concern regarding the outcome of our Chapter 11 bankruptcy proceedings.

Competition

        The homebuilding industry is highly competitive and fragmented. Most of our competitors have substantially greater financial resources than we do, and they have much larger staffs and marketing organizations. Currently, our only active project is located in Huntington Beach, California where there are very limited opportunities to build new home communities. We believe we compete effectively in our existing market as a result of our product design, development expertise, and our reputation as a producer of quality homes. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor.

Mortgage Services

        We offer mortgage services to our homebuyers through cooperative relationships with experienced mortgage loan brokers who identify appropriate lenders for our buyers.

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

Raw Materials

        Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials or in the price of services, thereby leading to delays in the delivery of homes under construction. In addition, high prices of lumber and other materials have had a negative impact on margins during periods of strong demand, but have moderated during the housing downturn. We continue to monitor the supply markets to achieve the best prices available.

Homeowner Warranty

        We provide homeowners with a limited warranty for the items listed in the homeowner warranty manual, which does not include items that are covered by manufacturers' warranties (such as appliances and air conditioning) or items that are not installed by our employees or contractors (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in California may grant homebuyers rights in addition to those that we provide. Our ability to satisfy our warranty obligations is dependent upon the outcome of the Chapter 11 Cases as discussed above in Item 1—Business.

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

        We have expended and may continue to expend significant financial and managerial resources for compliance with environmental regulations and local permitting requirements. Although we believe our operations are generally in compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. We do not believe that such costs will have a material adverse effect on our business, financial condition or results of operations. The currently identifiable risks and uncertainties regarding other matters are discussed below in Item 3—Legal Proceedings and in Notes 10 and 12 to the Consolidated Financial Statements beginning on page F-2 below.

Corporate Indemnification Matters

        We, and our predecessor and affiliated companies, have disposed of numerous assets and businesses since 1986. Most of these dispositions have involved businesses that are unrelated to our current operations. By operation of law or contractual indemnity provisions, we may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for these liabilities. A portion of these liabilities is supported by insurance or by indemnities from certain of our previously affiliated companies. We believe our balance sheet reflects adequate reserves for these matters. More information on our contingent indemnity and environmental obligations is described below in Item 3—Legal Proceedings and Note 12 to the Consolidated Financial Statements beginning on page F-2 below.

Employees

        As of March 29, 2010 we and our subsidiary companies had 33 full-time equivalent employees. We believe that our relations with our employees are good. No employees are represented by a collective bargaining agreement.

Seasonality

        The rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We have typically delivered a greater percentage of homes in the second half of the fiscal year compared with the first half due in part to the timing of land acquisitions and the ensuing course of development and construction required prior to delivering homes. Historically, the number of homes sold during the spring and summer months is greater than other periods during the year, and new home deliveries trail orders for new homes by up to six months. As a result, our revenues and operating earnings from sales of homes have been significantly higher in the second half of our fiscal year in prior years. In 2009, approximately 61% of our deliveries occurred during the second half of the year compared with approximately 58% during 2008.

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

        These forward-looking statements include, but are not limited to:

  •
  the impact, effect and eventual result of the Chapter 11 Cases in restructuring our debt obligations under the Revolving Loan and Term Loan through;

  •
  Our and the other Debtors' ability to remain as a debtors-in-possession during the pendency of the Chapter 11 Cases;

  •
  our ability to create stockholder value;

  •
  our compliance with future debt covenants and actions we may take with respect thereto;

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

  •
  our ability to produce the liquidity and capital necessary to service our debt, fund operations, and expand and take advantage of future opportunities if current market conditions persist;

  •
  our cost of and ability to access additional capital;

  •
  our ability to realize the value of our net operating loss carry forwards;

  •
  our ability to continue relationships with current or future partners;

  •
  the effectiveness and adequacy of our disclosure and internal controls;

  •
  the impact of recent accounting pronouncements; and

  •
  stock market valuations.

        Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the unpredictability of the Chapter 11 bankruptcy process; the competitive environment in which we operate; local, regional and national economic conditions; the effects of the recent national credit market crisis; inflation and the recession; our ability to comply with the covenants and amortization schedules contained in our Revolving and Term Loan agreements; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes and declining home prices, among other things; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital, including access under our existing credit facilities; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

        Although we believe that our strategies, plans, objectives, goals, expectations and intentions reflected in, or suggested by these forward-looking statements are reasonable given current information available to us, we can give no assurance that any of them will be achieved. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent 2010 reports on Forms 10-Q and 8-K should be consulted.

        These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the "Risk Factors" set forth below, as well as the description of trends and other factors in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," section of this Form 10-K. You should also read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in conjunction with the audited consolidated financial statements and the related notes that appear elsewhere in this report.

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

BANKRUPTCY RISKS

We filed for protection under Chapter 11 of the Bankruptcy Code.

        As more fully described in Item 1—Business, we and the other Debtors filed the Chapter 11 Cases on October 27, 2009 and we continue to operate our business as it relates to these Debtors as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. Our operations, including our ability to execute our business plan, have been and will remain subject to the risks and uncertainties that are inherently associated with bankruptcy proceedings. Risks and uncertainties associated with these proceedings include, but are not limited to the following:

  •
  Actions and decisions of our creditors and other third parties with interests in our Chapter 11 Cases, which may be inconsistent with our plans;

  •
  Our ability to obtain court approval with respect to motions made from time to time in the Chapter 11 Cases that we believe are in the best interests of our business operations, including those relating to our continuation as a debtor-in-possession;

  •
  Our ability to develop, prosecute, confirm, and consummate a plan of reorganization with respect to the Chapter 11 Cases;

  •
  Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

  •
  Our ability to maintain contracts that are critical to our operations;

  •
  Our ability to retain management and other key individuals; and

  •
  We may encounter third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to terminate our status as a debtor-in-possession, to appoint a trustee under Chapter 11, or to convert the Chapter 11 Cases into liquidations under Chapter 7 of the Bankruptcy Code.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the proceedings could adversely affect our home sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, in order to successfully emerge from the Chapter 11 Cases, senior management will be required to spend significant amounts of time developing a comprehensive plan of reorganization, instead of concentrating exclusively on business operations. These proceedings and the development of a plan of reorganization may result in the sale or divestiture of assets, but there can be no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all.

        Because of the risks and uncertainties associated with the proceedings, the ultimate impact that events which occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. There can be no assurance as to what values, if any, will be ascribed in the Chapter 11 Cases to our various pre-petition assets, liabilities, common stock, and other securities.

Our cash flow from operations may not provide sufficient liquidity during the remainder of the Chapter 11 Cases.

        In the event that cash flows from our home sales are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, would be offered on acceptable terms. Failure to secure any necessary additional financing would have a material adverse impact on our operations and ongoing viability.

Our liquidity position imposes significant challenges to our ability to continue operations.

        As global economic conditions have deteriorated, we have experienced significant pressure on our business, including our liquidity position. The Chapter 11 Cases may increase this pressure. Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with suppliers may become impaired. If liquidity problems persist, suppliers could refuse to provide key products and services in the future. Our financial condition and results of operations, in particular with regard to our potential failure to meet debt obligations, may lead some customers to become reluctant to enter into home purchase agreements with us. In addition to the cash requirements necessary to fund continuing operations, we have incurred and will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases. The above factors raise substantial doubt about our ability to continue as a going concern.

During the pendency of the Chapter 11 Cases, our financial results may be unstable and may not reflect historical trends.

        During the pendency of the Chapter 11 Cases, our financial results may fluctuate as they reflect asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments. As a result, our historical financial performance may not be indicative of the financial performance following the commencement of the Chapter 11 Cases. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in the Company's historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which may not give effect to any further adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of our restructuring plan.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization submitted for Bankruptcy Court approval.

        In order to successfully emerge from Chapter 11 as a viable entity, we believe that we must develop, and obtain requisite court and creditor approval of a feasible Chapter 11 plan of reorganization. This process requires us and the other Debtors to meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, soliciting and obtaining creditor acceptances of the plan, and fulfilling other statutory conditions for confirmation. We and the other Debtors may not receive the requisite acceptances to confirm the plan. Even if the requisite acceptances of the plan of reorganization are received, the Bankruptcy Court may not confirm the plan. A dissenting holder of a claim against the Debtors may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the plan of reorganization if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the plan of reorganization "does not unfairly discriminate" and is "fair and equitable" with respect to any non-accepting classes, (ii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the plan will not be less than the value of distributions such holders would receive if the Debtors were to be liquidated under Chapter 7 of the Bankruptcy Code.

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

The Chapter 11 Cases have consumed and will consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

        The requirements of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of our corporate management's time and attention and leave them with less time to devote to the operations of our business. This diversion of corporate management's attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

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

Our employees are facing considerable distractions and uncertainty due to the Chapter 11 Cases.

        As a result of the Chapter 11 Cases, our employees are facing considerable distractions and uncertainty. A material erosion of employee morale could have a material adverse effect on our business, particularly if the Chapter 11 Cases are protracted.

The Bankruptcy Court may impose significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations.

        Restrictions imposed by the Bankruptcy Court could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. We must obtain Bankruptcy Court approval to, among other things:

  •
  incur additional indebtedness and issue stock;

  •
  make prepayments on or purchase indebtedness in whole or in part;

  •
  pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

  •
  make investments;

  •
  enter into transactions with affiliates on other than arm's-length terms;

  •
  create or incur liens to secure debt;

  •
  consolidate or merge with another entity, or allow one of our subsidiaries to do so;

  •
  lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

  •
  incur dividend or other payment restrictions affecting subsidiaries;

  •
  make capital expenditures beyond specified limits;

  •
  engage in specified business activities; and

  •
  acquire land to be developed or other businesses.

COMMON STOCK RISKS

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

        Trading prices for our common stock are very volatile. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities.

Potential Nasdaq Delisting.

        On October 28, 2009, we received a letter from Nasdaq notifying us that it had determined to delist our common stock from trading as a result of our commencement of the Chapter 11 Cases. We appealed the Nasdaq determination on December 3, 2009 and, on December 29, 2009, the Nasdaq Hearings Panel granted our request to remain listed, subject to certain conditions. The Panel's continued listing decision is conditioned upon us (1) providing periodic updates as to the status of the Brightwater credit facilities restructuring efforts, and (2) emerging from the Chapter 11 process no later than April 26, 2010. We do not believe that it will be possible to emerge from the Chapter 11 process by the April 26 deadline, and there can be no assurance that we receive the significant extension we intend to request in order to remain listed until the Chapter 11 Cases have been completed. Therefore, our common stock could be delisted which would halt trading on the Nasdaq Stock Market.

Risks of trading in an over-the-counter market.

        Once delisted, our common stock would not be immediately eligible to trade over-the-counter through the OTC Bulletin Board or in the "Pink Sheets;" however, the common stock may become eligible for such trading if a market maker applies to quote the common stock in accordance with SEC Rule 15c2-11, and such application is approved. If we do not meet the conditions for continued listing and our common stock is delisted, negative implications may be associated with the delisting, including potential loss in confidence in us by suppliers and customers and the loss of institutional investor interest in our common stock.

        The trading of our common stock on the over-the-counter marked rather than on Nasdaq may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

        Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

BUSINESS RISKS

The homebuilding industry has undergone a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity and results of operations.

        The homebuilding and mortgage lending industries have experienced a significant and sustained downturn, which negatively impacted our financial and operating results during the years ended December 31, 2009 and 2008. Unprecedented levels of national concern over instability in the credit markets, along with concerns over the recession and elevated levels of unemployment, have exacerbated the decline in demand for new homes. The conditions experienced during 2009 include, among other things: reduced consumer confidence; significant concerns over the impact of higher-risk mortgage loan products on the banking system and financial markets; reduced availability and higher costs of mortgage loan financing; fluctuating energy costs; the absence of home price stability; and continued declines in the value of new homes. All of these factors have contributed to the significant decline in the demand for new homes. Moreover, the government's legislative and administrative measures aimed at providing relief to homeowners facing foreclosure may not effectively stabilize home prices and values or restore consumer confidence and increase demand in the homebuilding industry.

        As a result of these conditions we experienced both lower overall sales compared to prior years and downward pressure on our selling prices and margins in 2009, as competition increased the need for sales incentives. In addition, during 2009 we recorded $11.7 million of impairments to our real estate inventories in Southern California due to challenging market conditions and uncertainties resulting from our ongoing bankruptcy proceedings. The impairment charges were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which could lead to further write-offs for land impairments.

        If the downturn in the homebuilding and mortgage lending industries continues, or if the national economy experiences a "double-dip" recession, we could experience further declines in the market value and demand for our homes, which could have a significant negative impact on our gross margins from home sales and financial and operational results. Also, the prices of land and new homes, and the stock prices of companies like ours that build new homes, may decline further if the demand for new homes continues to weaken. A decline in the prices for new homes has had and would continue to have an adverse effect on our homebuilding business, in particular on our revenues and margins. A further decline in our stock price could also make financing or raising capital more difficult and expensive.

        We believe the principal factors that have caused this downturn include each of the following:

  •
  declining homebuyer demand due to lower consumer confidence in the residential real estate market and an inability of many homebuyers to sell their existing homes;

  •
  increased inventory of existing homes for sale, including the impact of increases in residential foreclosures;

  •
  reduced availability of mortgage financing due to the significant mortgage market disruptions;

  •
  decreased affordability of housing as a result of tightened credit standards for homebuyers; and

  •
  pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

        During 2009, we, like many other homebuilders, faced a difficult sales environment and, while we delivered 31 Brightwater homes and 18 homes at our inland projects, we generated reduced margins. These conditions have led to, among other things, substantial land-related impairments at our inland projects which generated operating losses. As a result, our homebuilding operations at our inland projects incurred additional losses. While there are signs that the housing market in southern California may be stabilizing, any worsening in market conditions could have a further material adverse effect on our business and results of operations. We can provide no assurances that the homebuilding market will improve in the near future. In fact, we expect the market to remain challenged to varying degrees throughout 2010, which may have an adverse effect on our business and our results of operations.

Our strategies in responding to the adverse conditions in the homebuilding industry may not be successful.

        While we continue to monitor and modify our strategies in responding to the current economic environment, the effectiveness of these strategies in future reporting periods is unknown. To the extent they are not successful, our financial and operating results may be adversely impacted. We have experienced significantly reduced gross operating profit levels and have incurred additional asset impairment charges in 2009 primarily for inland projects, which contributed to the net loss we recognized in 2009. Also, in 2009, notwithstanding our sales strategies, we continued to experience significant reductions in sales volume. We believe that the volatile cancellation rates largely reflected a decrease in homebuyer confidence based on sustained home price declines, increased offerings of sales incentives in the marketplace for both new and existing homes and generally poor economic conditions, and the filing of our Chapter 11 Cases, all of which prompted homebuyers to forgo or delay home purchases. The more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to lower demand for new homes. Many of these factors affecting new orders are beyond our control. It is uncertain how long these factors will continue. To the extent that they do, we expect that they will have a negative effect on our business and our results of operations.

Market conditions in mortgage industries deteriorated significantly in 2008 and remained difficult in 2009, which adversely affected the availability of credit for home purchasers and reduced the number of potential mortgage customers.

        During 2008 and 2009, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, rising defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications make it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. In general, these developments have resulted in a reduction in demand for the homes we sell and have delayed any general improvement in the housing market. While mortgage market conditions appear to be improving, there can be no assurance that continued limitations in the availability of mortgages will not adversely affect our business and results of operations in 2010.

We have incurred a significant amount of debt, and we may incur significant additional debt, which could prevent us from fulfilling our obligations and harm our financial health.

        As of December 31, 2009, our debt obligations totaled $204.0 million. In addition, subject to the restrictions in our credit facilities, we may incur significant additional indebtedness. There is no guarantee that additional borrowings would be available to us. In addition, as these and other factors change, the amount of additional senior borrowing we could incur under these restrictions could increase or decrease significantly.

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

        As a result of the sustained downturn in the homebuilding industry and the impairment charges we recorded during 2008, we amended our Revolving Loan and Term Loan credit facilities in September 2008 to provide for an option to extend the maturity of our Revolving Loan, to reschedule payments and to modify financial and other covenants in order to accommodate our 2008 and 2009 operating results.

        Our inability to obtain a further consensual amendment to these credit facilities led to the filing of the Chapter 11 Cases in order to, among other things, extend the maturity dates and change the repayment schedules to provide full repayment of the Revolving Loan by December 31, 2013 and the Term Loan by June 30, 2014. However, there can be no assurance that we and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest. In addition, if we are successful in these endeavors, there can also be no assurance that we will not be required to seek further covenant or other amendments to our credit facilities, or that any such requested amendments will be agreed to by our post-bankruptcy lenders.

        Our ability to meet our post-bankruptcy debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our business is also affected by customer sentiment and financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our loan agreements bear interest at floating rates. A higher interest rate on our debt service obligations could result in lower earnings.

        Our post-bankruptcy business may not generate sufficient cash flow from operations and borrowings may not be available to us under our loan agreements in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may also need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

        The post-bankruptcy agreements that will govern our credit facilities will impose restrictions on our operations and activities. Significant restrictions may require us to comply with financial covenants, limit investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, and creation of liens and asset dispositions. We may also be required to receive an unqualified report from our independent registered accounting firm in connection with its annual audit of our financial statements. Moreover, we may curtail our investment activities and other uses of cash to maintain compliance with these restrictions and covenants. If we fail to comply with these restrictions or covenants, the lenders could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving any instances of noncompliance. In such a situation, there can be no assurance that we would be able to obtain alternative financing, which could have a material adverse effect on our post-bankruptcy solvency. In the event we were to further amend our loan agreements, such amendments could result in less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows.

        Our ability to meet our post-bankruptcy debt service and other obligations will depend upon our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political and other factors, many of which are beyond our control. Changes in prevailing interest rates may also affect our ability to meet our debt service obligations because borrowings under our credit facilities bear interest at floating rates. A higher interest rate on our debt could adversely affect our operating results.

        Our post-bankruptcy business may not generate sufficient cash flow from operations and borrowings may not be available to us under our credit facilities in an amount sufficient to fund our liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Continued reductions in level of home deliveries, additional impairment charges and other financial performance factors may negatively impact our ability to comply with our financial covenants; and there can be no assurance that we will not violate the financial or other covenants under our loan agreements in the future.

Current credit market conditions present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, and as to our ability to achieve positive cash flow from operations required to satisfy our obligations.

        There can be no assurance that we will be able to meet our post-bankruptcy covenants, payment schedules or our other requirements in our Revolving Loan and Term Loan credit facilities if market conditions worsen. If we are unable to comply with or meet any one or more of our obligations under these loans, we could be precluded from incurring additional borrowings and, in the event of default, our obligation to repay indebtedness outstanding under these loans could be accelerated in full. We can give no assurance that in such an event, we would have, or be able to obtain, sufficient funds to pay all debt we are required to repay.

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

        Moreover, due to the deterioration in the credit markets for small businesses such as ours and the uncertainties that exist in the general economy and for homebuilders in particular, we cannot be certain that we would be able to replace existing financing or secure additional sources of financing, and lenders may be unwilling to lend to us because we filed the Chapter 11 Cases .. In addition, the significant decline in our stock price, the ongoing volatility in the stock markets and the reduction in our stockholders' equity relative to our debt could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek or need to raise capital through issuance of equity.

Our results of operations are subject to significant changes in the cost of raw materials and other components of our houses and labor that are dependent on or impacted by increases in energy costs.

        The cost of fuel and other sources of energy and other raw material costs may increase. Increases in energy costs would increase costs for our suppliers, who provide raw materials and the other components of our houses and infrastructure, and subcontractors, whose employees help construct our homes. Many of these cost increases are passed on to us, and these and any additional cost increases could materially and adversely affect our cost of sales and operating profits.

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

        Current credit market conditions for small businesses such as ours present uncertainty as to our ability to secure additional financing, if needed, and the terms of such financing if it is available, or as to our ability to achieve positive cash flow from operations to satisfy our obligations.

Our homebuilding operations lack geographic diversification.

        All of our developable land is in southern California and our business is especially sensitive to the economic conditions within southern California. Any adverse change in the economic climate of California, which is currently in a recession, or our region of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. Our current homebuilding operations are limited to the counties of Orange and Los Angeles in Southern California. Because we do not have more diversified geographic operations, the following risk factors should be considered with extreme care given the potential material adverse effect on our limited operations that could occur if any of these risks become a reality.

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

        The interest rates on jumbo mortgages have exceeded interest rates on conforming loans by as much as 170 basis points since August 2007, compared with a "normal" historical spread of 25 to 30 basis points. As of February 2010, the spread has improved significantly, approximating 50 to 80 basis points. Since homes at Brightwater, our only active new home community, are priced in excess of the recent conforming loan ceiling of $417,000, these higher interest rates on jumbo mortgages have significantly reduced demand for our homes.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable; or if buyers are concerned about our bankruptcy, new home prices decline, interest rates increase or there is a further downturn in the economy.

        Our backlog numbers reflect the number of homes for which we have entered into a sales contract with a customer but not yet delivered. Sales contracts for our Brightwater project in Huntington Beach require a deposit equal to 3% of the sales price, plus additional amounts for options, and the deposit is generally refundable if customers are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. Our bankruptcy is also of concern to potential homebuyers and the changing dynamics of the Chapter 11 Cases has resulted in, and may continue to result in cancellations. Declines in home prices, interest rate increases or further downturn in local or regional economies or the national economy, could also cause homebuyers to terminate their existing sales contracts. Such a result could have an adverse effect on our homebuilding business, financial condition, and our results of operations.

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

        Four (4) of our stockholders have approximately 46% of the outstanding shares of our common stock. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stockholders.

Our stock price is volatile and could further decline.

        The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past two years. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry, operations or business prospects. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

  •
  events associated with the Chapter 11 Cases;

  •
  being delisted from trading on the Nasdaq Stock Market;

  •
  operating results that vary from the expectations of securities analysts and investors;

  •
  factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

  •
  the operating and securities price performance of companies that investors consider comparable to us;

  •
  announcements of strategic developments, acquisitions and other material events by us or our competitors; and

  •
  changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

        To the extent that the price of our common stock remains low or declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. This, in turn, may adversely impact our ability to reduce our financial leverage, as measured by the ratio of debt to total capital. Continued high levels of leverage or further increases may make it more difficult for us to access additional capital. These factors may limit our ability to implement future operating and growth plans.

We could be hurt by the loss of key management personnel.

        Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

An earthquake or other natural disaster, terrorist act or nuclear accident could adversely affect our business.

        Our Brightwater project, which commenced sales in August 2007 and represents substantially all of our real estate assets as of December 31, 2009, is located in a high risk geographical area for earthquakes. In addition, all of our other real estate assets are in southern California and could be directly or indirectly impacted by the event of an earthquake. Our real estate assets are also located in areas that are subject to the risks of wildfires, floods and other natural disasters; and they are also in proximity to urban and coastal areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Finally, our real estate assets are located within 40 miles of the San Onofre nuclear power facility. Future earthquakes or other natural disasters, acts of terrorism or nuclear accidents could result in the destruction or loss of our real estate assets or adversely impact the demand for our homes and could, thereafter, materially impact the availability or cost of any insurance we might obtain to protect against these events. Any earthquake or other natural disaster, terrorist attack, or nuclear accident, whether or not insured, could have a material adverse effect on our financial performance, the market value of our common stock and our ability to pay dividends.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our principal executive offices, which are located in Irvine, California. We believe that our properties are generally well maintained, in good condition and adequate for their present and proposed uses. The inability to renew any short-term real property lease would not be expected to have a material adverse effect on our results of operations. We own land, lots, and homes that are held as inventory in the ordinary course of our homebuilding business. These properties are discussed above in Item 1—Business.

Item 3.    Legal Proceedings

Chapter 11 Cases

        On October 27, 2009, we and certain of our direct and indirect wholly-owned subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California. The Chapter 11 Cases are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA; and they are described in greater detail in Item 1—Business—Status of the Chapter 11 Cases set forth above in this Annual Report.

Other Litigation

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

        Prior to the commencement of trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a "current owner" of the site under applicable law. HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC's appeal and the appellate process commenced. The Company is currently awaiting a hearing date for oral arguments to be heard. HRC currently expects that it could take two to four months to complete the appellate process. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site. Once the appellate process is complete, the parties will return to the District Court within 30 to 60 days to commence a trial.

        Our consolidated balance sheet includes reserves for contingent indemnity obligations for certain businesses disposed of by our former affiliated companies whose business was unrelated to our current homebuilding operations.

Item 4.    (Removed and Reserved).

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

	High	Low
2009
First Quarter	$1.60	$0.40
Second Quarter	$2.00	$0.66
Third Quarter	$2.07	$1.10
Fourth Quarter	$1.68	$0.61
2008
First Quarter	$8.08	$4.17
Second Quarter	$6.85	$3.51
Third Quarter	$3.93	$1.07
Fourth Quarter	$2.50	$0.39

        The number of beneficial holders of our common stock as of March 29, 2010 was approximately 1,700.

        On September 28, 2006, we paid a special dividend of $12.50 per share to holders of record on September 25, 2006. Since that date we have not and we do not currently intend to pay regular cash dividends on our common stock.

Equity Compensation Plan

        The following table provides information as of December 31, 2009 with respect to the shares of common stock that may be issued under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders(1)	17,500	$21.58	221,794
Equity compensation plans not approved by security holders	—	—	—

Total	17,500	$21.58	221,794

(1)
Consists of options issued in accordance with the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan.

Performance Graph

        The following graph illustrates the return during the past five years that would have been realized on December 31 of each year (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 2004 in each of (i) our common stock, (ii) a peer group index ("Real Estate Index"), which consists of four real estate development and homebuilding companies, and (iii) the Morningstar US Market Index.

        Our peer group index includes the following companies: Beazer Homes, Brookfield Homes Corporation, Hovnanian Enterprises, Meritage Homes Corporation, Standard Pacific Corporation, and Tejon Ranch Company.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CALIFORNIA COASTAL COMMUNITIES, INC.,
MORNINGSTAR US MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2004
ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DECEMBER 31, 2009

	2004	2005	2006	2007	2008	2009
California Coastal Communities, Inc.	100.00	163.12	143.41	39.31	3.34	8.69
Peer Group Index (including Beazer Homes)	100.00	119.19	88.75	24.57	11.46	19.30
Peer Group Index (excluding Beazer Homes)	100.00	111.82	86.56	26.57	13.23	21.37
Morningstar US Market Index	100.00	106.52	123.24	130.53	82.19	105.58

        The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years. The stock price performance of our common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

Item 6.    Selected Financial Data

        Our Selected Financial Data is set forth on page 57 of this Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth beginning on page 58 of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We utilize variable rate debt financing for acquisition, development and construction of homes. We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As a result of our default in paying $1.7 million of principal due on the revolving loan in 2009, effective October 1, 2009, interest is incurred on the Revolving and Term Loans at the default rate stated in the loans. However, under the terms of the bankruptcy court's interim orders for use of cash collateral, we continue to pay interest at the non-default rates of 3.50% and 4.25% on the Revolving Loan and the Term Loan, respectively, and were current on such payments as of December 31, 2009. We are working with our lenders to restructure our debt obligations under the Revolving and Term Loans through the Chapter 11 Cases which may result in higher interest rates for both loans and would affect our earnings and cash flows. Holding our variable rate debt balance constant as of December 31, 2009, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.8 million.

        We did not utilize swaps, forward or option contracts on interest rates, or other types of derivative financial instruments as of or during the year ended December 31, 2009. We do not enter into or hold derivatives for trading or speculative purposes.

        You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements are listed in Item 15 of Part IV below and are submitted as a separate section of this Annual Report, beginning on page F-2.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

/s/ RAYMOND J. PACINI
Raymond J. Pacini President and Chief Executive Officer
/s/ SANDRA G. SCIUTTO
Sandra G. Sciutto Senior Vice President and Chief Financial Officer

Changes in Internal Controls

        There have been no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Biographical Information About Our Directors

        Set forth below is a description of the business experience of our directors and the names of other publicly-held companies for which they currently serve as a director or has served as a director during the past five years. In addition to the information presented below regarding each nominee's or director's specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusions that the directors should serve at this time, the Board also believes that all of our directors are individuals of substantial accomplishment with demonstrated leadership capabilities. Each of our directors also has the following personal characteristics: integrity, commitment, independence of thought, judgment essential for effective decision making and the ability and willingness to dedicate the necessary time, energy and attention to prepare for, attend and participate in meetings of the Board and its committees.

        Geoffrey W. Arens, 45, has been a director since April 2004. Mr. Arens is a Managing Director of ING Capital LLC (investment management/proprietary trading) which is a subsidiary of the ING Group, an Amsterdam-based banking, investment banking and insurance institution. Since prior to 1998 until May 1998, Mr. Arens was a Vice President of ING Barings Securities Limited. In addition to his past performance as one of our directors, Mr. Arens's qualifications to serve on our Board include his experience discussed above especially, among other things, his service at ING.

        Phillip R. Burnaman II, 50, has been a director since September 1997 and has been our Chairman of the Board since October 2008. Mr. Burnaman was Head of Structured Products for NewStar Financial Inc., a specialty finance company focused on non-investment grade credit opportunities from 2004 until December 2007. Mr. Burnaman was Senior Managing Director of ING Barings Services Limited (investment management/proprietary trading) which is a subsidiary of the ING Group, an Amsterdam-based banking, investment banking and insurance institution from February 2001 until March 31, 2004. Mr. Burnaman was Managing Director and global head of the Strategic Trading Platform of ING Barings from prior to 1998 until February 2001. In addition to his past performance as one of our directors, Mr. Burnaman's qualifications to serve on our Board include his experience discussed above especially, among other things, his service at NewStar and ING.

        Marti P. Murray, 50, has been a director since November 2007. Ms. Murray was Managing Director and Portfolio Manager at Babson Capital Management LLC, a registered investment advisor from April 2008 to September 2009. In April 2008, Ms. Murray sold the distressed debt investment management business of Murray Capital Management, Inc., a firm she founded in April 1995, to Babson Capital. Prior to founding Murray Capital, Ms. Murray was a Senior Managing Director and Portfolio Manager at Furman Selz Incorporated, and a Senior Vice President and Investment Analyst at Oppenheimer & Co. In addition to her past performance as one of our directors, Ms. Murray's qualifications to serve on our Board include her experience discussed above especially, among other things, her service at Murray Capital and Babson Capital.

        Raymond J. Pacini, 54, has been a director and our President and Chief Executive Officer since May 1998. Prior to then he was our Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Pacini also serves on the Board of Directors of Cadiz, Inc., a publicly traded company that manages water and real estate resources in California, and he is the chairman of that company's audit committee. Mr. Pacini's qualifications to serve on our Board are demonstrated by his long-standing service performance record as both a director and executive officer of our company.

Biographical Information About Our Executive Officers and Key Employees

Executive Officers

        Raymond J. Pacini, 54, has been a director and our President and Chief Executive Officer since May 1998. Prior to then he was our Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Pacini also serves on the Board of Directors of Cadiz, Inc., a publicly traded company that manages water and real estate resources in California, and he is the chairman of that company's audit committee.

        Sandra G. Sciutto, 50, has served as our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since 1998. Ms. Sciutto is responsible for all of our financial reporting, accounting, treasury, human resources and corporate administration.

Key Employees

        Michael J. Rafferty, 55, has been President and Chief Operating Officer of our homebuilding subsidiary, Hearthside Homes, Inc., since 1995. Mr. Rafferty is responsible for all of Hearthside's homebuilding operations in Southern California.

        John W. Marshall, 59, has been Senior Vice President of Hearthside since 1996. Mr. Marshall is responsible for arranging bank financing for all of Hearthside's homebuilding projects in Southern California, financial planning and analysis of project performance and due diligence for all land acquisitions.

        Ed Mountford, 54, has been a Senior Vice President of Hearthside since May 1998. Mr. Mountford is responsible for all of Hearthside's land entitlement activities in Southern California. Mr. Mountford was also responsible for Hearthside's entitlement activities for a 1,500 unit residential development called SouthShore, which is adjacent to the City of Oxnard in Ventura County.

Audit Committee

        The Audit Committee oversees the preparation of a report for inclusion in our annual proxy statement and is charged with the duties and responsibilities listed in its charter. The Audit Committee is a separately designated standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

        Our Audit Committee consists of Ms. Marti P. Murray and Messrs. Arens and Burnaman. Mr. Burnaman serves as Chairman of the Audit Committee and, as determined by the Board, he is independent and based upon his past employment experience as a chief executive officer or other senior officer with financial oversight responsibilities which results in the level of financial sophistication as set forth in the rules of The Nasdaq Stock Market LLC, Mr. Burnaman qualifies as the "audit committee financial expert" as defined in the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, our common stock. Copies of these filings must be furnished to us.

        Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that there was compliance for the fiscal year ended December 31, 2009 with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders.

Code of Ethics and Business Conduct

        Our Board of Directors has adopted a Code of Ethics and Business Conduct applicable to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, and any other principal executive, senior financial or principal accounting officer. A current version of the Code of Ethics and Business Conduct is available at our website: www.investors.californiacoastalcommunities.com/governance.cfm. We will disclose any amendment to the Code of Ethics and Business Conduct or waiver of or departure from a provision thereof by filing a Current Report on Form 8-K with the Securities and Exchange Commission within five business days of any such occurrence.

        Stockholders may request a free copy of the Code of Ethics and Business Conduct by writing to: California Coastal Communities, Inc., c/o Shareholder Services, 225 West Station Drive, Suite 545, Pittsburgh, PA 15219.

Item 11.    Executive Compensation

Compensation of Non-Employee Directors

        Our non-employee directors are entitled to receive cash compensation and compensation under the plans described below.

        Cash Compensation.    During 2009, non-employee directors were entitled to receive compensation of $40,000 per year provided that each non-employee director elected to receive 50% of such compensation as restricted stock under the Director Fee Program of the 1993 Stock Option/Stock Issuance Plan. Non-employee directors also receive $2,000 for each meeting of the Board of Directors that they attend in person and up to $1,000 per telephonic meeting. For 2010, the amounts are unchanged. Non-employee directors who are members of the Audit and Compensation Committees are entitled to receive $5,000 per year for membership in each of those committees and $1,000 for attendance at each committee meeting. Non-employee directors who are members of the Finance Committee are paid based on actual hours incurred with respect to Finance Committee matters, and during 2009 the Finance Committee member was paid $36,400. All directors are reimbursed for expenses incurred in attending Board and committee meetings. During 2009, the Chairman of the Audit Committee was entitled to receive $30,000 of restricted stock under the Director Fee Program of the 1993 Stock Option/Stock Issuance Plan, and such restricted stock vests 25% at the end of each quarter. Under our Deferred Compensation Plan for Non-Employee Directors, a non-employee director may elect, generally prior to the commencement of any calendar year, to have all or any portion of the director's compensation for the calendar year credited to a deferred compensation account. Amounts credited to the director's account will accrue interest based upon the average quoted rate for ten-year U.S. Treasury Notes. Deferred amounts will be paid in a lump sum or in installments commencing on the first business day of the calendar year following the year in which the director ceases to serve on the Board, or of a later calendar year specified by the director.

        Amended and Restated 1993 Stock Option/Stock Issuance Plan.    Our Amended and Restated 1993 Stock Option/Stock Issuance Plan contains two separate equity incentive programs in which members of the Board of Directors may be eligible to participate.

 DIRECTOR COMPENSATION
For Fiscal Year Ended December 31, 2009

Name of Director	Fees Earned or Paid in Cash ($)	Stock Award ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Geoffrey W. Arens	34,500	20,000	(1)	-0-	-0-	-0-	-0-	54,500
Phillip R. Burnaman II	30,000	30,000	(2)	-0-	-0-	-0-	36,400	96,400
Marti P. Murray	34,500	20,000	(3)	-0-	-0-	-0-	-0-	54,500

(1)
Includes 35,714 restricted shares issued on January 2, 2009 at a price of $0.56 per share under the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan at the election of Mr. Arens. The shares vested in 25% increments at the end of each quarter during 2009.

(2)
Includes 53,572 restricted shares issued on January 2, 2009 at a price of $0.56 per share under the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan at the election of Mr. Burnaman. The shares vested in 25% increments at the end of each quarter during 2009.

(3)
Includes 35,714 restricted shares issued on January 2, 2009 at a price of $0.56 per share under the Director Fee Program of the Amended and Restated 1993 Stock Option/Stock Issuance Plan at the election of Ms. Murray. The shares vested in 25% increments at the end of each quarter during 2009.

Compensation of Executive Officers and Key Employees

COMPENSATION COMMITTEE REPORT

        The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth below as required by Item 402(b) of Regulation S-K promulgated under the Securities Exchange Act of 1934. The Compensation Committee recommended to the Board of Directors, and the Board of Directors approved the inclusion of the Compensation Discussion and Analysis in this Annual Report.

  Compensation Committee of the Board of Directors

  Geoffrey W. Arens
  Marti P. Murray

COMPENSATION DISCUSSION AND ANALYSIS

General Overview

        The Compensation Committee of our Board of Directors is responsible for our overall compensation philosophy and determining the annual salary, short-term and long-term cash and stock incentive compensation, and other compensation of the executive leadership team, including the executive officers and key employees named in the Summary Compensation Table set forth below. In connection with the Compensation Committee's responsibility of determining the compensation for our

Chief Executive Officer and approving the compensation for our other executive officers and key employees, its primary objectives are to:

  •
  retain high quality executives by providing total compensation opportunities with a combination of compensation elements which approximate competitive opportunities, and

  •
  align stockholder interests and executive compensation by providing meaningful rewards for performance that is deemed to have increased long-term shareholder value.

        The Compensation Committee generally meets after year-end in a special meeting, and from time to time at additional special meetings on an as-needed basis. While the Company's Chief Executive Officer has been invited to attend certain Committee meetings from time to time as deemed appropriate, the Compensation Committee generally meets in executive session without management. Compensation matters are also discussed at executive sessions of the full board, where both Compensation Committee members and other independent members of the Board of Directors are present without management.

        In determining compensation for a specific executive, the Compensation Committee considers many factors, including the nature of the executive's job, the executive's job performance compared to goals and objectives established for the executive at the beginning of the year, the experience level of the executive in his or her current position, the compensation levels of competitive jobs, and our financial performance. For executive officers other than the Chief Executive Officer, the Compensation Committee also considers the recommendations made by our Chief Executive Officer. The Compensation Committee frequently asks for recommendations, input and support from our Chief Executive Officer, particularly regarding compensation and benefit program design and implementation, employee feedback, and compliance and disclosure requirements. At the Compensation Committee's request, the Chief Executive Officer reviews and discusses the performance and compensation of our other officers and employees and makes recommendations to the Compensation Committee as to their annual base salaries, annual incentives and long-term incentives. Our management is responsible for implementing our compensation and benefit programs under the Compensation Committee's oversight.

        We seek to provide compensation opportunities that are competitive in the aggregate as well as in the mix of elements. The compensation program is designed to provide the proper balance of fixed versus variable and cash versus equity compensation in order to align both short and long-term interests with overall business objectives. Actual earned compensation may increase when performance is outstanding relative to individual and/or our goals. To the extent that performance goals are not achieved, compensation may be negatively impacted.

Total Compensation

        The overall objectives of our compensation program are to retain the best possible executive talent, to motivate these executives to achieve the goals inherent in our business strategy, to maximize the link between executive and stockholder interests through an equity based plan and to recognize individual contributions as well as overall business results.

        The key elements of our compensation program consist of fixed compensation in the form of base salary, and variable compensation in the forms of restricted stock grants, stock options, and annual incentive compensation. An executive officer's annual base salary represents the fixed component of their total compensation; however, variable compensation is intended to comprise a substantial portion of an executive's total compensation. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded to the individual, including any pension benefits, insurance and other benefits, as well as the programs described below.

        In determining the principal components of executive compensation, the Compensation Committee considers the following factors: (1) the overall competitive environment in executive compensation needed to retain and motivate talented and experienced senior management; (2) our performance, both year over year and in comparison to other companies within the real estate development and homebuilding industries; (3) comparative compensation studies; and (4) our historical compensation levels.

Allocation Among Components of Compensation

        The compensation philosophy adopted by the Compensation Committee recognizes that distinctions in individual compensation levels are based on multiple factors, including (1) current level of contributions relative to peers; (2) expected future contributions to our performance; (3) past contributions to our performance; and (4) comparison to market value. The Compensation Committee also reviews the compensation levels for peer-level positions of other real estate development and homebuilding companies.

        The Compensation Committee tailors each compensation package to reflect the executive's role in our performance and relative position within the company. We believe that an executive who is highly influential in our performance should be compensated primarily based on performance. Since our Chief Executive Officer's incentive compensation is primarily equity-based, his bonus has historically been a smaller portion of his total cash compensation. Our homebuilding executives' incentive compensation is primarily tied to a formula based on the profits of our homebuilding subsidiary, and therefore their target bonus is intended to represent a greater portion of their total cash compensation.

Components of Executive Compensation

        Base Salaries.    Base salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent including, where appropriate, a comparison to base salaries for comparable positions at other companies, and to historical levels of salary paid by us and our predecessors. Salary adjustments are based on a periodic evaluation of our performance and of each executive officer and key employee, and also take into account new responsibilities as well as changes in the competitive marketplace. The Compensation Committee has not made any increases in executive officer or key employee base salary levels during 2008 or 2009.

        Annual Incentive Compensation Awards.    The variable compensation payable annually to the Chief Financial Officer and the Senior Vice President, Land Development is intended to consist principally of annual incentive compensation awards, based on various individual performance objectives established by the Chief Executive Officer and the Compensation Committee. Other than Ms. Sciutto's $90,000 incentive compensation award in 2008, no other awards were granted during 2008. For 2009, no incentive compensation awards have been granted due to the ongoing Chapter 11 Cases.

        Other Incentive Compensation.    Grants of restricted stock and stock options are designed to align the interests of the executive with those of the stockholders and provide each individual with a significant incentive to manage from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant is based upon the executive's tenure, level of responsibility and relative position. The Compensation Committee has established certain general guidelines in making option grants to the executives in an attempt to target a fixed number of option shares based upon the individual's position and their existing holdings of options. However, we do not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer or key employee as circumstances warrant. No stock options were granted during 2008 or 2009.

        Discretionary Bonuses.    The Compensation Committee evaluates whether to grant a discretionary bonus to our Chief Executive Officer based on the performance of both the Company and our Chief Executive Officer, while considering the objective of tying most of our Chief Executive Officer's variable compensation to our stock performance through the granting of restricted stock and options described below. In recognition of the achievements of our Chief Executive Officer and Chief Financial Officer in successfully completing amendments to our $210 million senior credit agreements in September 2008 and our $25 million sale and leaseback transaction in December 2008, the Compensation Committee awarded them bonuses of $150,000 and $90,000, respectively for 2008. Such bonuses were payable in four equal installments at the end of each quarter in 2009 provided that such executive remains an employee of the Company; however, due to the ongoing Chapter 11 Cases the fourth quarter installments have not yet been paid.

        Retirement Plans.    The Company has a noncontributory defined benefit retirement plan which covered substantially all of our employees prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Due to the age of this plan, only one of our current executives is covered by the plan.

        We also provide a 401(k) plan to all employees pursuant to which participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under Section 401(k) of the Internal Revenue Code. We match a portion of contributions made by non-highly compensated employees. Our executives participate in the 401(k) plan on the same terms as other employees.

        Severance and Change of Control Benefits.    The employment agreements of Messrs. Rafferty, Marshall, and Mountford expired on December 31, 2008, and the employment contracts of Mr. Pacini and Ms. Sciutto expired on April 30, 2009. As at-will employees, our executive officers and key employees are not entitled to any further employment contract severance benefits; however, they will be entitled to receive severance benefits in accordance with our human resource policies, which provide for payment of one week of base salary for every full year of completed employment.

        Perquisites and Other Benefits.    The primary perquisite available to executives is a nominal auto allowance. Our executives also participate in the Company's other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance, and short- and long-term disability insurance.

Determining the Amount of Each Element of Compensation

        The Compensation Committee believes that compensation decisions are complex and require a deliberate review of Company performance and industry compensation levels. The Compensation Committee does not believe that it is appropriate to establish compensation levels based only on market or industry practices. The Compensation Committee reviews the performance of each executive officer and key employee, including the Chief Executive Officer, on an annual basis and is responsible for reviewing the achievement of individual goals and objectives, evaluating performance, and setting compensation based on this evaluation. The Compensation Committee assesses the performance of the executive officers and key employees in addition to the financial results we have achieved against annual objectives. Among other things, in particular with respect to the Chief Executive Officer, the Compensation Committee evaluates strategic vision and leadership, our business and operational results, and the ability to make long-term decisions that create competitive advantage and position us for the future.

Use of Market Data

        The Compensation Committee considers survey and peer group data as one factor in setting executive compensation. This information gives the Compensation Committee a general sense of whether our executive compensation is reasonable and competitive relative to the compensation paid to executives with similar responsibilities at companies that we consider to be similar to us based on revenues or nature of operations. Although comparisons to compensation levels at other companies are helpful in assessing the overall competitiveness of our compensation program to retain executive talent, the Compensation Committee does not target compensation at any specified level within a general industry or peer group.

Internal Revenue Code Section 162(m)

        The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code adopted under the Federal Revenue Reconciliation Act of 1993. This section precludes a public corporation from taking a tax deduction for individual compensation in excess of $1 million for its chief executive officer or any of its four other highest-paid officers. This section also provides for certain exemptions to this limitation, specifically compensation that is performance based within the meaning of Section 162(m). It is our policy to qualify, to the extent reasonable, compensation paid to executives for deductibility under Section 162(m). However, the Compensation Committee may from time to time approve compensation that is not deductible under this Section.

Grant Dates for Stock Option Awards

        Our policy is that stock option grants will only be made on dates when the market has been provided with sufficient time to absorb any material non-public information that may have been disclosed prior to the option grant date. This practice applies to executives, as well as to employees in general. The exercise price for our stock options is the closing price at the end of the trading day on which the option is granted.

        We do not plan to time, and have not timed, our release of material non-public information for the purpose of affecting the value of executive compensation. We do not have any programs, plans or practices of awarding stock options and setting the exercise price based on the stock's price on a date other than the actual grant date.

        Set forth below is information regarding compensation earned by or paid or awarded to Raymond J. Pacini, our Chief Executive Officer, the next two most highly compensated executive officers, and the two highest paid key employees whose total compensation exceeded $100,000, other than Mr. Pacini. The identification of such named executive officers and key employees is determined based on the individual's total compensation for the year ended December 31, 2009, as reported below in the Summary Compensation Table:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Total ($)
Raymond J. Pacini,	2009	359,600	-0-	359,600
President and Chief Executive Officer	2008	359,600	150,000	509,600
	2007	359,600	-0-	359,600
Sandra G. Sciutto,	2009	212,600	-0-	212,600
Senior Vice President and Chief Financial Officer	2008	212,600	90,000	302,600
	2007	212,600	90,000	302,600
Michael J. Rafferty,	2009	236,100	-0-	236,100
President	2008	236,100	-0-	236,100
Hearthside Homes, Inc.	2007	236,100	-0-	236,100
John W. Marshall,	2009	176,600	-0-	176,600
Senior vice President, Finance	2008	176,600	-0-	176,600
Hearthside Homes, Inc.	2007	176,600	-0-	176,600
Ed Mountford,	2009	197,100	-0-	197,100
Senior Vice President, Land Development	2008	197,100	-0-	197,100
Hearthside Homes, Inc.	2007	197,100	-0-	197,100

(1)
During the past three (3) fiscal years, none of our officers received any stock awards, stock options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other form of compensation.

(2)
Includes amounts paid in the year following the end of the respective calendar year. The bonuses for 2008 were paid ratably at the end of each quarter in 2009, and payment of the last quarter's payments will not be made until the Chapter 11 Cases have ended. For 2009, no bonus compensation has been approved by the Board due to the ongoing Chapter 11 Cases.

        Under employment agreements in effect during 2008, all of our executive officers and key employees were entitled to receive their respective base salaries and Ms. Sciutto is entitled to receive incentive compensation upon the completion of certain performance targets. The employment agreements of Messrs. Rafferty, Mountford and Marshall expired on December 31, 2008 and the agreements with Ms. Sciutto and Mr. Pacini expired on April 30, 2009.

PENSION BENEFITS
For Fiscal Year Ended December 31, 2009

        The following table sets forth the accumulated benefit under our defined benefit retirement plan that was frozen in 1993, for Mr. Pacini who is the only plan participant listed in the Summary Compensation Table. The table also shows the number of years of credited service, computed as of December 31, 2009.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Raymond J. Pacini, President and Chief Executive Officer	California Coastal Communities, Inc. Retirement Plan	7	144,000	-0-

 2009 STOCK OPTIONS AND STOCK AWARDS

        On December 31, 2009, no stock options or stock awards were held by any of the executives listed in the Summary Compensation Table above. During 2009, no stock options or stock awards were granted to any of the executives listed in the Summary Compensation Table above, and no stock options were exercised.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

        The following table shows stock ownership information, as of March 30, 2010, for each person known by us to be a beneficial holder of more than 5% of our common stock, the number of shares beneficially owned and the percentage so owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	ING Capital LLC 1325 Avenue of the Americas, 10th Floor New York, NY 10019	1,755,683 shares(1)	16.0%
Common Stock	Eric D. Hovde 1826 Jefferson Place NW Washington, DC 20036	1,645,000 shares(2)	15.0%
Common Stock	Bank of America Corporation 100 North Tryon Street, Floor 25 Bank of America Corporate Center Charlotte, NC 28255	1,038,786 shares(3)	9.4%
Common Stock	Dimensional Fund Advisors Inc. 1299 Ocean Avenue Santa Monica, CA 90401	645,394 shares(4)	5.9%

(1)
Based on ING Groep NV's Schedule 13D/A filed October 30, 2008.

(2)
Based on Eric D. Hovde's Form 4 filed March 22, 2010.

(3)
Based on Bank of America Corporation's Schedule 13G/A filed February 1, 2010.

(4)
Based on Dimensional Fund Advisors Inc.'s Schedule 13G/A filed February 8, 2010.

Stock Ownership of our Management

        The following table shows stock ownership information, as of March 30, 2010 for (1) each of our current directors, (2) each of the executive officers and key employees who are listed in the Summary

Compensation Table, and (3) all of our current directors, executive officers and key employees as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)
Common Stock	Raymond J. Pacini(3)	471,675	4.3%
Common Stock	Phillip R. Burnaman, II(5)	90,164	*
Common Stock	Sandra G. Sciutto(4)	83,335	*
Common Stock	Geoffrey W. Arens	40,159	*
Common Stock	Ed Mountford	30,750	*
Common Stock	Marti P. Murray	17,857	*
Common Stock	John W. Marshall	3,000	*
Common Stock	Michael J. Rafferty	2,000	*
Common Stock	Directors, Executive Officers and Key Employees as a group (8 persons including the above named)	738,940	6.7%

(1)
Except as otherwise indicated in the notes below, the persons indicated above have sole voting and investment power with respect to shares listed. This column includes shares held directly and shares subject to stock options that are currently exercisable or will become exercisable within 60 days.

(2)
These percentages are calculated assuming the exercise of all stock options that are exercisable within 60 days. Asterisks indicate beneficial ownership of 1% or less of the class.

(3)
Includes a total of 450 shares held in accounts of Mr. Pacini's wife and adult children as to which he disclaims beneficial ownership.

(4)
Includes 1,035 shares held in a retirement account owned by Ms. Sciutto's husband as to which she disclaims beneficial ownership.

(5)
Includes vested options to purchase 17,500 shares of our common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        See "Compensation of Non-Employee Directors" and "Compensation of Executive Officers and Key Employees" in Item 11 above.

        Board Independence.    Each year prior to the mailing of the proxy statement for our annual meeting, the Board of Directors reviews and determines the independence of its directors. During this review, the Board of Directors considers transactions and relationships between each director or any member of his immediate family and our company and its subsidiaries and affiliates. The Board of Directors measures these transactions and relationships against the independence requirements of the Securities and Exchange Commission and The Nasdaq Stock Market LLC. Our Board of Directors has unanimously determined that three of our directors, Messrs. Arens and Burnaman and Ms. Murray, who constitute a majority of our Board of Directors, are "independent" directors, as that term is defined under those rules.

Item 14.    Principal Accounting Fees and Services

Fees During 2009 and 2008

        The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm to audit our financial statements for each of the fiscal years ended December 31, 2009 and 2008. The aggregate fees billed by Deloitte & Touche LLP include fees for the following services rendered during those fiscal years are as follows:

	2009	2008
Audit Fees(1)	$308,392	$400,821
Audit-Related Fees(2)	None	1,300
Tax Fees(3)	None	None
All Other Fees	None	None

Total Fees	$308,392	$402,121

(1)
Audit Fees: This category consists of fees for the audit of our annual financial statements, review of the financial statements included in quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual "management letter" on internal control matters.

(2)
Audit-Related Fees: This category consists of assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."

(3)
Tax Fees: This category consists of professional services rendered by Deloitte Tax LLP for tax compliance and tax planning.

Pre-Approval Policies and Procedures

        In accordance with the Securities and Exchange Commission's auditor independence rules, the Audit Committee has established policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Firm by its independent registered public accounting firm. The Audit Committee will consider annually and, if appropriate, approve the scope of the audit services to be performed during the year as outlined in an engagement letter proposed by our independent registered public accounting firm. For permissible non-audit services, the Audit Committee will approve in advance all services to be provided by our independent registered public accounting firm and will determine the amount of compensation to be paid, in accordance with the rules of The Nasdaq Stock Market LLC, the Securities and Exchange Commission's rules and regulations and the federal securities laws. Our management will routinely inform the Audit Committee as to the extent of services being provided by our independent registered public accounting firm and the fees incurred for those services.

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
10.01	Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.01 to the Registrant's Annual Report on Form 10-K for 2004.
10.01(a)	Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.01(b)	Amendment Dated June 14, 2006 to Amended and Restated 1993 Stock Option/Stock Issuance Plan, incorporated by reference to Form 8-K filed June 14, 2006.
10.02	Deferred Compensation Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form 10.
10.03	Retirement Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form 10.
10.04*	Retirement Plan of the Registrant, Amended and Restated through December 31, 2009, dated December 21, 2009.
10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective January 1, 2000, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for 1999.
10.11	Audit Committee Policy for Pre-Approval of Auditor Services of the Registrant, incorporated by reference to Exhibit 10.08 to Registrant's original Annual Report on Form 10-K for 2004.
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

Date: March 30, 2010	CALIFORNIA COASTAL COMMUNITIES, INC.
	By:	/s/ SANDRA G. SCIUTTO Sandra G. Sciutto Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEOFFREY W. ARENS (Geoffrey W. Arens)	Director	March 30, 2010
/s/ PHILLIP R. BURNAMAN II (Phillip R. Burnaman II)	Director	March 30, 2010
/s/ MARTI P. MURRAY (Marti P. Murray)	Director	March 30, 2010
/s/ RAYMOND J. PACINI (Raymond J. Pacini)	President, Chief Executive Officer and Director	March 30, 2010
/s/ SANDRA G. SCIUTTO (Sandra G. Sciutto)	Senior Vice President and Chief Financial Officer	March 30, 2010

Selected Financial Data

        Set forth below is selected financial data about us and our consolidated subsidiaries. The following information should be read in conjunction with the Consolidated Financial Statements beginning on page F-2 of this Annual Report on Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Statement of operations data:
Homebuilding	$42.3	$46.0	$47.0	$95.7	$62.7
Lot sales	4.9	—	—	—	—
Non-residential land	—	—	—	—	66.8

Total revenues	47.2	46.0	47.0	95.7	129.5
Net (loss) income(a)	$(22.4)	$(44.7)	$(18.9)	$5.6	$28.4
Net (loss) earnings per common share:
Basic	$(2.04)	$(4.10)	$(1.73)	$0.54	$2.78
Diluted	$(2.04)	$(4.10)	$(1.73)	$0.53	$2.70
Weighted-average shares outstanding:
Basic	11.0	10.9	10.9	10.4	10.2
Diluted	11.0	10.9	10.9	10.6	10.5
Special cash dividend declared per common share	—	—	—	$12.50	—
Balance sheet data at period end:
Unrestricted cash, cash equivalents and short-term investments	$8.9	$2.3	$24.3	$11.1	$38.0
Total assets	249.9	312.5	367.6	332.3	330.4
Debt(b)	204.0	243.2	246.6	188.2	57.9
Total stockholders' equity	$33.4	$55.5	$101.5	$123.5	$246.9
Shares outstanding at end of period	11.0	10.9	10.9	10.9	10.2
Stockholders' equity per common share(c)	$3.04	$5.09	$9.31	$11.33	$24.21

(a)
In addition to homebuilding operations, net (loss) income for the years ended December 31, 2009, 2008 and 2007 reflects loss on impairment of real estate inventories of $11.7 million, $35.0 million and $32.0 million, respectively. For the year ended December 31, 2005, net income reflects gross margin from the sale of non-residential land at Bolsa Chica, in Orange County, California of $35.5 million. The net (loss) income for the year ended December 31, 2008 also reflects a $4.6 million loss on our Oxnard joint venture investment and $23.2 million of valuation allowances for deferred tax assets. The net (loss) income for the year ended December 31, 2009 also reflects valuation allowances for deferred tax assets of $31.1 million.

(b)
Beginning the year ended December 31, 2006, debt includes borrowings from Revolving Loan, Term Loan, as well as other project debt. Beginning the year ended December 31, 2008, debt also includes $22.5 million related to the sale-leaseback of model homes which is accounted for as a financing. As of December 31, 2009, there is no remaining project debt.

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

Chapter 11 Cases

        We are operating as a debtor-in-possession under Chapter 11 as discussed in more detail in Item 1—Business—Status of the Chapter 11 Cases set forth above in this Annual Report for a more detailed discussion.

Homebuilding Outlook and Operating Strategy

        The financial crisis and economic recession that worsened in 2008 and exacerbated the existing downturn in the homebuilding market persisted throughout 2009. Weakness in the homebuilding environment continued as unemployment increased, the availability of jumbo-mortgages remained limited and the economic recession continued. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. This disruption on the credit markets has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, particularly given the supply of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and our competitors throughout 2009.

        Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise throughout 2009 in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 12.4% at the end of 2009 compared with 8.7% at the end of 2008, while the unemployment rate in Orange County was 9.1% in December 2009 compared with 6.5% in December 2008. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for 2009, 2008 and 2007. We believe that the weak demand we are experiencing, particularly for homes over $1.0 million, reflects the excess supply of higher end homes in the Huntington Beach market as well as homebuyers' reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom and that economic conditions have stabilized. However, the inventories of resale homes in the Huntington Beach coastal zip codes have been declining, which reduces the supply of resale homes with which Brightwater may compete. There can be no assurance that this trend will continue.

        During 2009, the California home-buyer tax credit enacted early in the year (which did not contain income or first-time buyer restrictions and was limited to new homes) appears to have boosted demand somewhat; however, the federal stimulus plan has not had much impact on sales at our Brightwater project due to its income and first-time buyer restrictions. As of August 31, 2009, all of the $100 million in California tax credits had been issued and on March 25, 2010, an additional $200 million of funding was approved by the State of California which will provide up to a $10,000 credit to first-time homebuyers or those purchasing a newly built home.

        While we have begun to see some positive signs that these negative trends in the overall economy are moderating, such as rising stock markets and fewer new unemployment claims, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery. We anticipate that the overhang of bank-owned homes will continue to bloat the market throughout 2010 as lenders seek to unload their inventory of foreclosed homes. We believe the current conditions may improve during 2010 but will remain challenging, and we expect that our operations may sustain periodic losses until the homebuilding industry and economy as a whole demonstrate a sustained rebound. Further, until we are able to restructure our debt through the Chapter 11 Cases, prospective buyers may be reluctant to purchase a home and we may continue to experience slower sales.

        We are also concerned about the dislocation in the secondary mortgage market. We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, throughout 2009, the interest rates on jumbo mortgages were significantly greater than interest rates on conforming mortgages, with spreads approximating 1% compared with historical spreads in the range of only .25% to .35%. As of February 2010, the spread has narrowed to approximately .50% to .80%. Mortgage market liquidity issues and higher borrowing rates have impeded some of our home buyers from closing escrow, while others have found it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could remain depressed or slow further until these markets improve.

        While we successfully sold all remaining standing inventory in our inland markets 2009, the price reductions and additional incentives resulted in impairment reserves and significantly reduced gross profits for our inland projects. In response to the ongoing crisis in the housing market and national credit markets, during 2009 we:

  •
  reduced sales prices and offered incentives for all of our homes in order to eliminate our standing inventory in inland markets and reduce inventory at Brightwater;

  •
  significantly reduced our lot inventory in the inland market and terminated further construction activity until the market improves;

  •
  completed a deed-in-lieu transaction for our subsidiary's Hearthside Lane project in Corona, which resulted in a pre-tax gain on debt restructuring of $20.7 million;

  •
  completed a short-sale of the remaining Woodhaven project in Beaumont which resulted in a pre-tax gain on debt restructuring of $4.1 million;

  •
  completed a sale of 54 finished lots for our subsidiary's Las Colinas project in Lancaster and repaid the related project loan principal in full; and

  •
  filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court in order to restructure approximately $182 million of indebtedness related to our Brightwater project.

        We expect to continue operations at only the four Brightwater communities until we see reasonable signs of a housing market recovery. If market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, we expect that our results for 2010 will be adversely affected by the costs of restructuring our debt through the Chapter 11 Cases. Our results could also be adversely affected if general economic conditions do not improve further or deteriorate, if consumer confidence remains weak or declines further, if job losses continue or accelerate, if foreclosures or distressed sales increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

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

        As the housing market downturn persists, we continue to adjust and reevaluate our operating strategy in an effort to reduce standing inventories while monitoring our margins and liquidity. Recognizing the challenges presented by the downturn in the homebuilding market, our current operating strategy includes:

  •
  adjusting our cost structure to today's market conditions by controlling our headcount and overhead and rebidding subcontracts and materials in line with reduced demand;

  •
  exercising tight control over cash flows;

  •
  changing sales and marketing efforts to generate additional traffic;

  •
  offering incentives and price reductions to reduce standing inventories and achieve acceptable levels of sales volume and cash flow;

  •
  ceasing development at our inland project until the housing market improves;

  •
  limiting construction starts to better align product available for sale with sales activity; and

  •
  seeking to balance our short-term goal of selling homes in a depressed market and our long-term goal of maximizing the value of our communities.

        During 2009 and 2008, we delivered 49 and 55 homes (excluding the sale of 62 finished lots at our Beaumont project and 54 lots at our Quartz Hill project in Lancaster), respectively. As of March 29, 2010, two additional homes have been delivered and 12 additional homes are in escrow, as discussed further under Item 1—Business—Our Current and Future Homesites above.

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

        During the first nine months of 2009, Brightwater continued to have significant weekly traffic, generating 31 net new sales orders during the period compared with 27 in the first nine months of 2008, with encouraging quarter to quarter increases (from five net orders in the first quarter to 11 in the second and 15 in the third quarter). However, we generated only two net sales orders at Brightwater during the fourth quarters of both 2009 and 2008. We believe the deceleration in sales pace for the fourth quarter of 2009 primarily reflects the negative impact of the Chapter 11 announcement in October 2009. Our pace of sales since December 31, 2009 remained slow, with only five net sales generated through March 29, 2010. We anticipate that sales pace will continue to be negatively impacted until we successfully implement a plan of reorganization.

        We believe that market conditions may continue to be challenging throughout 2010, as unemployment rates remain elevated, foreclosure activity continues to be significant and consumer confidence continues to be eroded. Although substantially reduced home prices and relatively low consumer mortgage interest rates for conforming loans have improved housing affordability, many potential homebuyers remain tepid about purchasing a home in this unstable economic environment. This demand-side dynamic, in conjunction with a high level of foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006.

        In view of the continuing significant economic downturn in the housing market, during 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California. However, there can be no assurance that these strategies or any alternatives will prove successful.

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

        Finally, our operating results during 2010 could be adversely affected if housing, credit market, or general economic conditions deteriorate further, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, greater availability of mortgage financing, and the restoration of consumer confidence that can support a decision to buy a home.

Results of Operations

        After filing the Chapter 11 Cases, we are required to periodically file various documents with, and provide certain information to the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, therefore, certain operational entities are excluded. In addition, they are prepared in a format different from that used in our Consolidated Financial Statements filed under the securities laws and they are unaudited. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed Consolidated Financial Statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

        The following tables set forth key operating and financial data for our homebuilding operations for the years ended December 31, 2009 and 2008.

 Backlog as of December 31

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
9	8	12.5%	$13.8	$17.0	(18.8)%	$1,529	$2,125	(28.0)%

Homes Delivered
Year Ended December 31

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2009	2008	Change	2009	2008	Change	2009	2008	Change
49	55	(10.9)%	$42.3	$46.0	(8.0)%	$863	$837	3.1%

  2009 Compared with 2008

        We reported revenues of $47.2 million and gross operating loss of $2.2 million for 2009, compared with $46.0 million in revenues and gross operating loss of $22.7 million for 2008. Revenues of $47.2 million for 2009 include $42.3 million generated from homebuilding activities, and lot sale revenues of $4.9 million generated from the sale of 62 finished lots at our Woodhaven project in Beaumont in connection with a short sale transaction completed on September 30, 2009 and the sale of 54 finished lots at our Quartz Hill project in Lancaster completed on December 29, 2009. Homebuilding revenues for 2009 reflect 31 deliveries at Brightwater which generated revenues of $37.0 million and gross operating profit of $6.6 million. Gross operating profit for 2009 also includes $1.0 million related to the settlement of accrued seller profit participation related to two completed projects for which the land seller accepted the assignment from our subsidiary of a $700,000 receivable related to infrastructure work, plus $700,000 from the delivery of 18 homes at our inland projects which generated revenues of $5.3 million, and $600,000 from an insurance refund related to the Corona-Hellman project. In addition, finished lot sales at two inland projects generated gross operating profit of $600,000 in 2009. In 2008, we delivered 55 homes, including 23 deliveries at Brightwater which generated revenues of $33.3 million and gross operating profit of $10.8 million, and 32 homes at our inland projects which generated revenues of $12.7 million and gross operating profit of $1.5 million.

        Homebuilding gross operating profit before impairment charges decreased $3.4 million from $12.3 million for 2008 to $8.9 million for 2009. Excluding impairment charges, homebuilding gross margin for 2009 was 21.0% compared with 26.7% in 2008. Gross operating profit for 2009 includes non-cash impairment charges of $11.7 million reflecting fair value reserves for a five-acre unentitled parcel in Huntington Beach and inland projects in Lancaster and Beaumont. The remainder of the Beaumont project (four model homes and 62 finished lots) was sold on September 30, 2009 in a transaction which extinguished the related project debt for less than 100% of the principal balance and the release of the related guaranty.

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

        Selling, general and administrative expenses decreased $1.7 million for 2009 compared with 2008 primarily reflecting a $1.3 million reduction in selling expenses associated with communities which were active during 2008 but had reduced or no activity in the current year, as well as a $400,000 reduction in compensation and overhead expenses resulting from headcount reductions, and overhead cost savings measures taken during the year.

        Reorganization costs of $1.3 million for 2009 reflect legal and professional fees and other costs associated with the Chapter 11 bankruptcy proceedings.

        The $3.5 million decrease in loss from unconsolidated joint ventures in 2009 compared with 2008 reflects the write-off of our investment in the Oxnard joint venture in December 2008.

        The $600,000 decrease in other expense in 2009 compared with 2008 reflects the absence in 2009 of $800,000 of other expense incurred during 2008 related to an interest rate swap agreement and $800,000 for the write-off of our investment in the Oxnard joint venture. These decreases were partially offset by the assignment of a $700,000 receivable to the land seller who sold lots to our subsidiary, in settlement of an obligation for accrued seller profit participation aggregating $1.0 million, and a $300,000 increase in 2009 pension expense due to lower investment returns in 2008. Other expense also reflects a $200,000 decrease in investment interest income related to our reduced cash balances and market rate of interest earned.

        Income before income taxes was $13.6 million for 2009 which included impairment charges of $11.7 million, compared with a pre-tax loss of $36.4 million in 2008, which reflected a $35.0 million impairment charge.

        Income tax expense of $36.0 million for the year ended December 31, 2009 reflects a combined federal and state tax rate of 41% and a $31.1 million non-cash valuation allowance on deferred tax assets recorded to reflect uncertainties regarding the resolution of the Chapter 11 Cases filed October 27, 2009. These items were partially offset by a $950,000 tax receivable related to federal alternative minimum tax refund claims for tax years 2004, 2005, and 2008 in connection with the Worker, Homeownership and Business Assistance Act of 2009.

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

Liquidity and Capital Resources

        On September 28, 2009, we received a notice of an event of default from KeyBank with respect to the loan-to-value covenant of the Revolving Loan that would give KeyBank the right to accelerate the indebtedness under the Revolving Loan and Term Loan. In addition, on October 1, 2009, we received a notice of an event of default from KeyBank with respect to our nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the Revolving Loan that would give KeyBank the right to accelerate the indebtedness under the Revolving Loan and Term Loan. As of December 31, 2009, $81.7 million and $99.8 million of principal was outstanding under the Revolving Loan and Term Loan, respectively.

        On October 1, 2009, we entered into Revolving Loan and Term Loan forbearance agreements with KeyBank, as a lender and as agent for the other loan syndicate members. However, our subsequent failure to make required interest payments aggregating $759,000 on October 14, 2009 for the Revolving and Term Loans terminated the forbearance period under the forbearance agreements. Therefore, as a result of our nonpayment of $1.7 million of principal that was due on September 30, 2009 and $759,000 of interest that was due on October 14, 2009, triggering events occurred that could give rise to the immediate acceleration of the payment of all outstanding principal and accrued interest under both the Term and Revolving Loans.

        The filing of the Chapter 11 Petitions on October 27, 2009, also constituted events of default under the Revolving Loan and the Term Loan that can trigger acceleration of the indebtedness. However, the filing of the Chapter 11 Petitions automatically stayed those actions against us and the other Debtors. Under the terms of court orders, we have continued to pay interest on the outstanding principal balance at pre-default interest rates. As of March 30, 2010, approximately $81.7 million and $99.8 million of principal are outstanding under the Revolving Loan and Term Loan, respectively.

        While we are striving to restructure our debt through the Chapter 11 Cases, unless we are successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, we do not believe that our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet our debt obligations or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements herein do not include any adjustments that might result from the outcome of this uncertainty.

        Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	2009	2008	2007
Cash and cash equivalents	$8.9	$2.3	$24.3
Cash provided by (used in) operating activities	12.3	(15.4)	(53.1)
Cash provided by investing activities	2.9	0.2	8.7
Cash provided by (used in) financing activities	(8.6)	(6.8)	58.1

        The principal assets in our portfolio are residential lots which must be held over an extended period of time in order to be developed to a condition that, in management's opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects and available internal funds. Our unrestricted cash and cash equivalents as of December 31, 2009 aggregated $8.9 million, the use of which is subject to the Bankruptcy Court's cash management order.

        On September 15, 2006 we entered into the $100 million Revolving Loan and the $125 million Term Loan with KeyBank, as a lender and agent for several other lenders. These loans are described in greater detail Item 1 above and in Notes 6 and 7 to the Consolidated Financial Statements commencing on page F-2 below. Since the filing of the Chapter 11 Cases we have only been paying interest under the Term and Revolving Loans as we continue to develop our plan or reorganization to change principal payment amounts and to extend maturities. As of December 31, 2009, $81.7 million was outstanding under the Revolving Loan. During the year ended December 31, 2009, we made mandatory repayments of $19.2 million and $7.6 million on the Revolving and Term Loans, respectively, in connection with 31 home deliveries at Brightwater during the period.

        On December 29, 2009, a subsidiary of Hearthside Homes completed a sale of 54 finished lots for its Las Colinas project in Lancaster, California for $3.1 million and repaid principal amount of the related project loan in full. Our subsidiary retained approximately $500,000 from the finished lot sale which may be required to resolve its potential obligation for the lender's claim for approximately $500,000 of interest and related costs.

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

  2009 Compared with 2008

        Cash provided by operating activities of $12.3 million for 2009 primarily reflects net proceeds of $35.8 million generated by 31 deliveries at Brightwater, which were partially offset by investments in Brightwater of $28.5 million, along with $9.9 million generated from deliveries of 18 inland homes and the sale of 116 finished lots at two inland projects.

        Our primary sources of cash during 2009 were $45.7 million of proceeds from sales of real estate inventories and $7.3 million of net borrowings from our revolving loan. Our primary uses of cash during 2009 include $28.5 million of investments in Brightwater and $7.6 million of repayments of our Term Loan.

        The $4.6 million decrease in restricted cash reflects $3.0 million of restricted cash held as interest reserves for our Revolving and Term Loans which was released from restriction upon our filing the Chapter 11 Cases, as well as the assignment of restricted cash related to the Hearthside Lane project to the investor that holds the Hearthside Lane note in connection with the deed-in-lieu transaction and a $400,000 reduction in the interest reserve required under the Term Loan.

        The $37.1 million decrease in deferred tax assets primarily reflects non-cash valuation allowances of $31.1 million, as well as the provision for income taxes which is composed entirely of deferred taxes. There are no current taxes since we have a taxable loss for 2009, primarily due to the recognition of real estate losses for tax purposes that were recorded in prior years for financial statement purposes.

        The $2.2 million decrease in other assets primarily reflects the amortization of $1.6 million of prepaid rent related to our model home financing, as well as $2.2 million of prepaid loan fees amortized during 2009 partially offset by a $950,000 tax receivable for alternative minimum tax refunds, $300,000 of prepaid restructuring costs, and a $600,000 receivable for refundable insurance premiums.

        The $38.9 million decrease in other project debt reflects the resolution of all project debt through the disposal of all properties securing such debt. The transactions included a $26.7 million reduction in the Hearthside Lane note balance as a result of the deed-in-lieu transaction completed during the first quarter of 2009, a $4.1 million reduction in the Woodhaven note balance in connection with the September 30, 2009 short sale of the remaining four model homes and 62 finished lots at the project and the December 29, 2009 sale of 54 finished lots at the Quartz Hill project. In addition, the decrease for 2009 reflects project debt repayments of $8.1 million made from proceeds from home deliveries.

        The $1.2 million decrease in accounts payable and accrued liabilities primarily reflects a $1.0 million settlement of accrued seller profit participation related to two completed projects with the land seller who accepted the assignment from our subsidiary of a $700,000 receivable related to infrastructure work. The decrease also reflects a $700,000 reduction in accrued interest in connection with the repayment or settlement of all outstanding project loans during 2009, offset by a $900,000 increase in accounts payable which includes $700,000 related to restructuring costs.

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

Off Balance Sheet Financing

        In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of December 31, 2009, we have no land option deposits and no third party guarantees.

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

        Our investment in unconsolidated joint ventures totaled less than $100,000 at December 31, 2009 and 2008. These joint ventures had total assets of $200,000 and $300,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, we provide no guarantees on debt of unconsolidated joint ventures.

        During the year ended December 31, 2008, we recorded an investment loss of $4.6 million related to our investment in the Oxnard joint venture which reflected our $3.3 million investment in the venture, $800,000 of unreimbursed project costs, and $500,000 of deferred capital contributions that are payable to the non-managing member upon dissolution of the joint venture. The resulting loss allocation upon closing out the venture will be 66% to the non-managing member and 34% to us.

        Under the requirements of ASC 810-10, "Consolidations," certain land option contracts may create a variable interest, with the land seller being identified as a VIE. We analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of December 31, 2009, we had no consolidated deposits with VIEs.

        Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure in Item 3 above.

Critical Accounting Policies and Estimates

        In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 3, 4 and 11 to the Consolidated Financial Statements beginning on page F-2.

  Basis of Consolidation

        Our Consolidated Financial Statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. The financial statements of joint ventures in which we generally have a controlling or majority economic interest (and thus are controlled by us) are consolidated with our financial statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations, as further discussed in Note 5 to the Consolidated Financial Statements beginning on page F-2. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Impairment of Long-Lived Assets

        We recorded impairment charges during the years ended December 31, 2009 and 2008 as follows (in millions):

Project	Location	2009	2008
Huntington Beach	Huntington Beach	$5.0	$—
Inland Empire:
Hearthside Lane	Corona	—	24.1
Woodhaven	Beaumont	3.2	3.4
Alisal at Ontario	Ontario	—	0.6
Chandler Ranch	North Corona	—	0.1

	Subtotal—Inland Empire	3.2	28.2

Lancaster:
Lancaster II	Lancaster	3.5	—
Las Colinas	Lancaster	—	6.8

	Subtotal—Lancaster	3.5	6.8

	Total—All Projects	$11.7	$35.0

        During 2009, we recorded impairment charges aggregating $11.7 million, including $5.0 million and $3.5 million recorded during the fourth quarter related to a five-acre parcel in Huntington Beach and the 73-lot Lancaster project due to uncertainty about the projects' future cash flows as a result of the ongoing Chapter 11 Cases. Impairment charges during 2009 also included $3.2 million related to the Woodhaven project in Beaumont. The remainder of the project (four model homes and 62 finished lots) was sold on September 30, 2009 in a transaction which extinguished the related project debt for less than 100% of the principal balance and the release of the related guaranty. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current market conditions at the time such impairment charges were determined, which may differ materially from actual results.

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

        We evaluated our Brightwater project for impairment as of December 31, 2009, and determined that no impairment was indicated based on our projection of the project's future cash flows, including projected revenues, costs and gross margin. We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs. Our relatively lower book basis in Brightwater and nearby assets of $234.8 million as of December 31, 2009, is due in part to a fair value adjustment recorded in September 1997 under "Fresh Start" accounting. Since 1997, we have recorded no impairment charges for Brightwater, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

        The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services. Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced projected gross margins for the project from approximately 30%-40% in 2007 to 25%-35% as of December 2008 and 6%-33% as of December 2009. The decrease in expected margins also reflects greater use of third-party real estate brokers and expected increases in interest rates in connection with restructuring our debt.

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

        In our analysis, we noted that the Brightwater project in Huntington Beach is in a mature housing market with very limited new home construction and a low supply of comparable resale homes with views or competitive features. Further, Huntington Beach has consistently outperformed other coastal Orange County cities with average market times of four months compared with seven to eight months in neighboring coastal cities. Notably, since August 2009, supply at the $1.0 million to $1.5 million level has steadily declined from nine months to four months as of January 2010. In January 2009, the City of Huntington Beach's credit rating was raised, reflecting the city's built-out nature and expected economic resilience of the city's households. Huntington Beach is in coastal Orange County which is the subject of two widely respected annual economic forecasts which expect an increase in median home prices in 2010 and an increase in demand due to improved affordability. Therefore, market data support our assumption that our Brightwater project in Huntington Beach will fare better than most surrounding Orange County communities and significantly better than projects in inland areas, resulting in reasonable expectations of price increases in future years given the limited supply of new homes along the coast of Southern California.

        In our impairment analysis of the Brightwater project, we also consider projected construction and related costs and the availability of mortgage financing for our potential homebuyers. While mortgage financing for our homes is still challenging, 30-year jumbo mortgage rates have decreased from a national average high of 8.4% in October 2008 to approximately 5.75% currently and lenders are beginning to relax down payment requirements which were as high as 30% for jumbo loans in the Fall of 2009. With the conforming loan maximum in Orange County continuing at $729,750, a significant portion of our potential homebuyers are able to finance a substantial portion of their home purchase at historically low mortgage rates approximating 5.0%.

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

  Income Taxes

        We account for income taxes on the liability method, in accordance with ASC 740-10, "Income Taxes." Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is "more likely than not" that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We evaluate on a quarterly basis, whether a valuation allowance should be established based on our determination of whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

        We reported operating losses in 2007 and 2008 primarily reflecting results from our inland projects which have suffered significant decreases in value. These losses were partially offset by profits from home deliveries at our Brightwater project on the coast of Southern California. The impairment losses on our inland projects are not deducted for tax purposes until realized. In 2009, we reported profits from our Brightwater project. In addition, during 2009 we recorded $24.8 million of pre-tax income from cancellation of indebtedness related to our Corona and Beaumont projects.

        While we have reported profitable operations before income taxes for 2009, we reported a taxable loss due to tax losses realized upon inland property dispositions. Therefore, we have written off the approximately $3.8 million value of all of our unutilized NOL expiring in 2009. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The current year taxable loss includes the tax losses generated by the Corona property deed-in-lieu transaction, the sale of the final seven homes at the Corona project, the sale of the remaining four model homes and 62 lots at the Beaumont project, and the loss generated by the disposition of 54 inland lots in the city of Lancaster. By accomplishing our goal of disposing of the inland assets during 2009 we have aggregated these tax losses into 2009, and protected 2010 and future taxable income for use of NOLs generated in prior years.

        On October 27, 2009, we filed Chapter 11 Petitions in the Bankruptcy Court. Due to uncertainties regarding the resolution of our Chapter 11 Cases and our ability to utilize our NOLs in the future, during 2009 we recorded a valuation allowance for the remaining amount of our net deferred tax assets of approximately $31.1 million.

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

        We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.03% as of March 2010) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 29% as of March 29, 2010, as computed in accordance with Section 382. In the event of an ownership change, our use of our NOLs may be limited.

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

  Litigation Reserves

        We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 10 and 12 to our Consolidated Financial Statements beginning on page F-2. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

New Accounting Pronouncements

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value," which provides guidance on measuring the fair value of liabilities under FASB ASC 820. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009. We do not expect the adoption of ASU 2009-05 to have a material effect on our Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168", or ASC 105), which establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. We adopted SFAS 168 for the reporting period ended September 30, 2009. The adoption of SFAS 168 did not have a material effect on our Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
of California Coastal Communities, Inc. (Debtor-in-Possession):

We have audited the accompanying consolidated balance sheets of California Coastal Communities, Inc. and subsidiaries (Debtor-in-Possession) (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Coastal Communities, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's potential inability to negotiate and obtain confirmation of a mutually agreeable plan of reorganization and to address its current and future debt maturities raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 30, 2010

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(in millions)
ASSETS
Cash and cash equivalents	$8.9	$2.3
Restricted cash	0.8	5.4
Real estate inventories	235.4	260.7
Deferred tax assets	—	37.1
Other assets, net	4.8	7.0

	$249.9	$312.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$2.9	$5.0
Model home financing	22.5	22.5
Revolving loan	—	74.4
Term loan	—	107.4
Other project debt	—	38.9
Other liabilities	0.4	8.8

Total liabilities not subject to compromise	25.8	257.0

Liabilities subject to compromise:
Accounts payable and accrued liabilities	0.9	—
Revolving loan	81.7	—
Term loan	99.8	—
Other liabilities	8.3	—

Total liabilities subject to compromise	190.7	—

Commitments and contingencies
Stockholders' equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 and 10,870,902 shares issued and outstanding, respectively	0.5	0.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.5	59.4
Accumulated deficit	(24.0)	(1.6)
Accumulated other comprehensive loss	(2.6)	(2.8)

Total stockholders' equity	33.4	55.5

	$249.9	$312.5

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Revenues:
Homebuilding	$42.3	$46.0	$47.0
Lot sales	4.9	—	—

	47.2	46.0	47.0

Cost of sales:
Homebuilding	33.4	33.7	41.1
Lot sales	4.3	—	—
Loss on impairment of real estate inventories	11.7	35.0	32.0

	49.4	68.7	73.1

Gross operating loss	(2.2)	(22.7)	(26.1)
Selling, general and administrative expenses	4.9	6.6	5.9
Reorganization costs	1.3	—	—
Interest expense	0.8	1.0	0.1
Gains on debt restructuring and extinguishment	(24.8)	—	—
Loss (income) from unconsolidated joint ventures	—	3.5	(0.6)
Other expense, net	2.0	2.6	0.4

Income (loss) before income taxes	13.6	(36.4)	(31.9)
Provision (benefit) for income taxes	36.0	8.3	(13.0)

Net loss	$(22.4)	$(44.7)	$(18.9)
Other comprehensive income (loss), net of income taxes:
Minimum pension liability adjustment	0.2	(1.4)	0.1

Comprehensive loss	$(22.2)	$(46.1)	$(18.8)

Net loss per common share:
Basic and diluted	$(2.04)	$(4.10)	$(1.73)

Common equivalent shares:
Basic and diluted	11.0	10.9	10.9
Special dividend paid per common share outstanding	$—	$—	$—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities:
Net loss	$(22.4)	$(44.7)	$(18.9)
Adjustments to reconcile net income to cash used in operating activities:
Gains on debt restructuring and extinguishment (Note 9)	(24.8)	—	—
Equity in loss (earnings) of unconsolidated joint ventures	—	3.0	(0.6)
Model homes depreciation	0.3	0.7	—
Deferred taxes	4.9	(15.0)	(13.0)
Deferred tax asset valuation allowance	31.1	23.2	—
Gains on sales of real estate inventories	(9.5)	(12.3)	(5.9)
Loss on impairment of real estate inventories	11.7	35.0	32.0
Proceeds from sale of real estate inventories, net	45.7	44.8	45.2
Investments in real estate inventories	(26.9)	(40.9)	(91.8)
Non-cash reorganization items	0.4	—	—
Other	0.1	—	0.5
Changes in operating assets and liabilities:
Decrease (increase) in other assets	1.4	(1.4)	0.9
Increase (decrease) in accounts payable, accrued and other liabilities	0.3	(7.8)	(1.5)

Cash provided by (used in) operating activities	12.3	(15.4)	(53.1)

Cash flows from investing activities:
Sales of short-term investments	—	—	0.5
Investments in unconsolidated joint ventures	—	(0.4)	(0.4)
Change in restricted cash	2.9	0.6	8.6

Cash provided by investing activities	2.9	0.2	8.7

Cash flows from financing activities:
Borrowings of revolving loan	26.5	45.3	69.7
Repayments of revolving loan	(19.2)	(46.9)	(12.0)
Repayments of term loan	(7.6)	(14.4)	(3.2)
Borrowings of other project debt	—	1.1	24.0
Repayments of other project debt	(8.1)	(11.0)	(20.1)
Proceeds from model home financing	—	22.5	—
Deferred financing costs	(0.2)	(3.4)	(0.3)

Cash (used in) provided by financing activities	(8.6)	(6.8)	58.1

Net increase (decrease) in cash and cash equivalents	6.6	(22.0)	13.7
Cash and cash equivalents—beginning of year	2.3	24.3	10.6

Cash and cash equivalents—end of year	$8.9	$2.3	$24.3

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$0.1	$—	$0.2
Cash paid during the period for reorganization items	0.9	—	—
Supplemental disclosures of non-cash investing and financing activities:
Minimum pension liability adjustment recorded as other comprehensive (loss) income, net of income tax (benefit) expense of $.2 million, $(.9) million, and $0, respectively	0.2	(1.4)	0.1
Amortization of deferred financing costs capitalized in real estate inventories	2.2	1.6	0.9
Decrease in project debt and accrued liabilities due to debt restructuring	32.8	—	—

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Shares	Stock				Total
	(in millions)
Balance at January 1, 2007	10.9	$0.5	$62.3	$62.2	$(1.5)	$123.5
Net loss		—	—	(18.9)	—	(18.9)
Other comprehensive income, net of income taxes		—	—	—	0.1	0.1
Stock-based compensation expense—stock options		—	0.1	—	—	0.1
Adoption of ASC 740-10 (Note 11)	—	—	(3.1)	(0.2)	—	(3.3)

Balance at December 31, 2007	10.9	0.5	59.3	43.1	(1.4)	101.5
Net loss		—	—	(44.7)	—	(44.7)
Other comprehensive loss, net of income taxes		—	—	—	(1.4)	(1.4)
Stock-based compensation expense	—	—	0.1	—	—	0.1

Balance at December 31, 2008	10.9	0.5	59.4	(1.6)	(2.8)	55.5
Net loss		—	—	(22.4)	—	(22.4)
Other comprehensive income, net of income taxes		—	—	—	0.2	0.2
Stock-based compensation expense—stock options		—	0.1	—	—	0.1

Balance at December 31, 2009	10.9	$0.5	$59.5	$(24.0)	$(2.6)	$33.4

See accompanying notes to consolidated financial statements.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Basis of Presentation

        California Coastal Communities, Inc. including its consolidated subsidiaries (Debtor-in-Possession) (the "Company") was formerly known as Koll Real Estate Group, Inc. (October 1993—April 1998), The Bolsa Chica Company (July 1992—September 1993), Henley Properties Inc. (December 1989—July 1992) and The Henley Group, Inc. (December 1988—December 1989). The principal activities of the Company currently include: (i) obtaining zoning and other entitlements for land it owns or controls through purchase options or joint ventures, (ii) improving the land for residential development, and (iii) designing, constructing and selling single-family homes in Southern California. Once the residential land is entitled, the Company may build homes, sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

(DEBTOR-IN-POSSESSION)

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

Note 2—Chapter 11 Proceedings and Plans of Management

        On October 27, 2009, the Company and certain of its direct and indirect wholly-owned subsidiaries (collectively with the Company, the "Debtors") filed voluntary petitions (the "Chapter 11 Petitions") for relief under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the "Chapter 11 Cases"). The Debtors continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have obtained the Bankruptcy Court's approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. There can be no assurance that the Company and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest, or continue to operate as debtors-in-possession until the Chapter 11 Cases have been fully adjudicated.

        The Company has 13 direct or indirect consolidated subsidiaries which are not guarantors to the senior secured revolving credit agreement ("Revolving Loan") or the senior secured term loan ("Term Loan") and are not Debtors in the Chapter 11 Cases. These subsidiaries are former owners of businesses unrelated to the Company's current operations and have no current material operations.

Loan Defaults Preceding Chapter 11 Cases

        On September 28, 2009, the Company received a notice of an event of default from KeyBank National Association ("KeyBank") with respect to the loan-to-value covenant of the Revolving Loan that would give KeyBank the right to accelerate the indebtedness under the Revolving Loan and the Term Loan. In addition, on October 1, 2009, the Company received a notice of an event of default from KeyBank with respect to the Company's nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the Revolving Loan that would give KeyBank the right to accelerate the indebtedness under the Revolving Loan and the Term Loan. As of December 31, 2009, $81.7 million and $99.8 million of principal was outstanding under the Revolving Loan and Term Loan, respectively.

        On October 1, 2009, the Company entered into a Revolving Loan forbearance agreement ("Revolving Forbearance Agreement") and a Term Loan forbearance agreement ("Term Forbearance Agreement") with KeyBank, as a lender and as agent for the other loan syndicate members under the Revolving Loan and the Term Loan. However, the Company's subsequent failure to make required interest payments aggregating $759,000 on October 14, 2009 for the Revolving Loan and Term Loan

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Chapter 11 Proceedings and Plans of Management (Continued)

terminated the forbearance period provided under the Forbearance Agreements. Therefore, as a result of the Company's nonpayment of $1.7 million of principal that was due on September 30, 2009 and $759,000 of interest that was due on October 14, 2009, triggering events have occurred that could give rise to the immediate acceleration of the payment of all outstanding principal and accrued interest under both the Term and Revolving Loans.

        The filing of the Chapter 11 Cases also constituted events of default under the Revolving Loan and Term Loan that can trigger acceleration of the indebtedness. However, the filing of the Chapter 11 Petitions automatically stayed those actions against the Company and the other Debtors. As of March 30, 2010, approximately $81.7 million and $99.8 million of principal is outstanding under the Revolving Loan and Term Loan, respectively, excluding default interest which the Company is not required to pay under the Court's cash management order.

Plans of Management

        On March 26, 2010, the Company filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court, neither of which has been approved by the Bankruptcy Court. The proposed joint plan provides for the extension of the Revolving Loan and the Term Loan to enable the Company to complete construction and sale of the homes at its Brightwater project. Throughout the Chapter 11 reorganization process the Company has continued and will continue to try to work with the various members of its lending syndicate to determine whether a consensual restructuring of the Revolving Loan and the Term Loan can be accomplished. However, there can be no assurance that the Company and the other Debtors will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the creditors and other parties in interest. If the disclosure statement is approved, the Company will have the exclusive right to solicit acceptance of its plan through June 22, 2010.

        The Company and the other Debtors continue to operate their business as debtors-in-possession. The Company has incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect the Company's results of operations. From October 27, 2009 through December 31, 2009, the Company incurred reorganization costs aggregating approximately $1.3 million.

        The Company has maintained business operations through the reorganization process. The Company's liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on its activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes; and to pay certain pre-petition trade claims held by critical vendors with lien rights.

        As a result of the filing of the joint plan of reorganization, the Company's authorization to continue to use cash collateral with the consent of the lending syndicate will terminate on April 2, 2010. Therefore, on March 26, 2010, the Company filed a motion for authority to continue to use cash

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Chapter 11 Proceedings and Plans of Management (Continued)

collateral over the objections of the lending syndicate. A hearing on that motion is scheduled for March 31, 2010. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on the Company's business or various creditors, or when the Company will emerge from these proceedings. Future results will depend upon the confirmation and successful implementation of a plan of reorganization. The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely confirmed, could further adversely affect the Company's operations.

        The Company depends on cash flows generated from operations and available borrowing capacity to fund its Brightwater development, and to meet its debt service and working capital requirements. However, the Company's ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry and continued weakness in the California economy. During the first nine months of 2009, the Company generated 31 net sales orders at Brightwater, increased construction starts during the second and third quarters to keep pace with sales orders, and started construction of a limited number of speculative homes which are in greater demand in today's market than contract homes that are constructed over a five to seven month period. Brightwater generated significant weekly traffic and encouraging quarter to quarter increases (from five net orders in the first quarter to 11 in the second and 15 in the third quarter) during the first nine months of 2009. However, the Company generated only two net sales orders at Brightwater during the fourth quarter of 2009 which the Company believes reflects the negative impact of the Chapter 11 Cases, as well as the seasonal slowdown in sales. Thus far in 2010, the pace of sales has continued to be slow, with only five net sales generated through March 29, 2010. Further, while sales of the Trails and Sands products, which are generally under $1.0 million, increased during 2009, sales of the Company's larger Cliffs and Breakers homes continue to be challenged by limitations on jumbo-mortgage financing and the downturn in the housing market, which have reduced demand for homes exceeding $1.0 million.

        Due to cash requirements for on-going home construction and scheduled debt amortization, the Company's ability to meet future loan repayment requirements will depend on the confirmation of a plan of reorganization by the bankruptcy court. Based on Brightwater sales in 2009, which were primarily for the smallest Brightwater home product (The Trails), the current product mix of home sales is not expected to generate sufficient cash flow to meet the Company's future scheduled loan repayments for the Revolving Loan and Term Loan as currently structured, as described in greater detail in Notes 6 and 7.

        Continuing negative conditions in the housing and credit markets give rise to uncertainty as to the Company's present and future ability to meet its projected home sale closings and whether modified or new financings can be obtained in order for the Company to meet its debt obligations. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring existing debt financings and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents uncertainty as to the ability of the Company to secure replacement financing, if needed, and the terms of such financing if it is available. The current housing

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Chapter 11 Proceedings and Plans of Management (Continued)

and mortgage markets also present significant uncertainty as to the Company's ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 6 and 7 for further discussion.

        While the Company is striving to restructure its debt through the Chapter 11 Cases, unless the Company is successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will be sufficient to meet its debt obligations or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Liabilities Subject to Compromise

        Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential pre-petition obligations to be resolved in connection with the Chapter 11 Cases. Differences between estimated liabilities and the claims filed or to be filed will be investigated and resolved in connection with the claims resolution process. The Company continues to evaluate these liabilities throughout the continuation of the Chapter 11 Cases and adjusts amounts as necessary. Such adjustments may be material. Due to the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Costs

        Reorganization costs include legal and professional fees incurred in connection with the Chapter 11 Cases. During the period from October 27, 2009 through December 31, 2009, cash paid for restructuring costs was approximately $900,000.

Note 3—Significant Accounting Policies

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

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

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

Consequences of Chapter 11 Cases

        Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852-10-45, "Reorganizations—Other Presentation Matters," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided or used by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 852-10-45 effective on October 27, 2009 and is segregating those items as outlined above for all reporting periods subsequent to such date.

Subsequent Events

        In the preparation of this Annual Report on Form 10-K, the Company evaluated events for accounting treatment and disclosure that occurred after the balance sheet date but before the financial statements were issued or were available to be issued.

        On March 26, 2010, the Company filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court. As a result of the filing of the joint plan of reorganization, the Company's authorization to continue to use cash collateral with the consent of the lending syndicate will terminate on April 2, 2010. Therefore, on March 26, 2010, the Company filed a motion for authority to continue to use cash collateral over the objections of the lending syndicate. A hearing on that motion is scheduled for March 31, 2010. See "Plans of Management" in Note 2 above for additional discussion.

Cash Flows and Debt Compliance

        Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company's present and future ability to meet its projected home sale closings and whether new or modified financings can be obtained, if needed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

that the Company will be successful in any of these endeavors. The limited credit availability for small businesses presents uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 7 and 8 for further discussion.

Segment Information

        ASC 280, "Segment Reporting," establishes standards for the manner in which public enterprises report information about operating segments. The Company's operations are managed as a single business of homebuilding with entitlement and land development activities employed as necessary. The Company does not maintain any operational offices in any other location and all decisions are centralized. The Company operates in the single-family residential market with no commercial, multi-family building, land or lot sales, and in one geographic region within Southern California. Therefore, for financial reporting purposes, the Company aggregates homebuilding and land development into a single reportable segment.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company's restricted cash represents proceeds from the sale of finished lots at the Quartz Hill project which are restricted as to their use and cash held as security for environmental remediation at a discontinued operation.

Real Estate Inventories

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

Impairment of Long-Lived Assets

        The Company assesses the impairment of real estate inventories and other long-lived assets in accordance with ASC 360-10-35, "Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing an asset's carrying value to the undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the undiscounted estimated future cash flows is less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. If impairment occurs, the fair value of an asset is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction. Additionally, as appropriate, the Company identifies alternative courses of action to recover the carrying value of its long-lived assets and evaluates all likely alternatives under a probability-weighted approach as described in ASC 360-10-35.

        During the years ended December 31, 2009, 2008 and 2007, the Company recorded impairment charges totaling $11.7 million, $35.0 million, and $32.0 million, respectively. See Note 4—Real Estate Inventories.

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

Income Taxes

        The Company accounts for income taxes on the liability method, in accordance with ASC 740-10, "Income Taxes." Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which these differences are expected to reverse. The liability method requires an evaluation of the probability

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

of being able to realize the future benefits indicated by deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is "more likely than not" that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company evaluates on a quarterly basis, whether a valuation allowance should be established based on its determination of whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized. In the Company's assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

        During the years ended December 31, 2009, 2008 and 2007, the Company recorded valuation allowances on deferred tax assets totaling $31.1 million, $23.2 million, and zero, respectively. See Note 11—Income Taxes.

        Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company's historical analyses. The Company's assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company's current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and its future projected taxable income. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. Additionally, there are critical uncertainties as to whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets. If certainty increases regarding the Company's projected results of operations and there is objectively verifiable evidence to support the realization of a portion of its deferred tax assets, an adjustment to the Company's valuation allowance may be recorded to reflect greater expected utilization.

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

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

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

Earnings Per Common Share

        Earnings per common share is accounted for in accordance with ASC 260-10, "Earnings Per Share." Basic earnings per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding. The table below sets forth the reconciliation of the denominator of the earnings per share calculation (in millions):

	2009	2008	2007
Shares used in computing basic earnings per common share	11.0	10.9	10.9
Dilutive effect of stock options	—	—	—

Shares used in computing diluted earnings per common share	11.0	10.9	10.9

Stock-Based Compensation

        The Company uses a fair value based method of accounting for share-based compensation provided to employees. Stock options are valued using a fair-value-based option-pricing model and the fair value is recognized as an expense over the period in which the options vest. The Company elected the alternative transition method, which includes a simplified calculation method, to establish the beginning pool of excess tax benefits ("APIC pool") available to absorb any tax deficiencies.

Fair Value of Financial Instruments

        The Company adopted ASC 820-10 "Fair Value Measurements and Disclosures," as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company's financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

values because of the relatively short period of time between origination of the instruments and their expected realization. Due to the Chapter 11 Cases and current default status of the Company's Revolving Loan and Term Loan, the carrying amounts of the debt may not approximate fair value as of December 31, 2009. Accordingly, the fair value of debt that is included in liabilities subject to compromise in the Company's consolidated balance sheets cannot be reasonably determined as of December 31, 2009, as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court. The Company has been notified that purchase/sale transactions involving the Revolving Loan and Term Loan have occurred between certain members of the loan syndicates and other financial or investment institutions. However, it is not practicable for the Company to determine the fair value of the Revolving Loan and Term Loan as the transactions are occurring in a private market. As of December 31, 2008, the carrying amounts of the project debt approximate fair value given its current maturities.

        The following table summarizes the Company's fair value measurements during 2009 (in millions):

Description	Fair Value Hierarchy	Fair Value (a)	Impairment Charges for the Year Ended December 31, 2009	Impairment Charges for the Three Months Ended December 31, 2009
Real estate inventories	Level 3	$8.6	$11.7	$8.5

(a)
Amount represents the aggregate fair value for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying values for these communities may have subsequently increased or decreased from the fair values reflected due to activity that has occurred since the measurement date.

        During the fourth quarter of 2009, real estate inventories with a carrying value of $14.1 million related to the Company's 73-lot Lancaster project and a five-acre parcel in Huntington Beach were determined to be impaired due to uncertainty about the projects' future cash flows as a result of the ongoing Chapter 11 Cases and were written down to their estimated fair value of $5.6 million. See Note 9 for additional discussion.

        In addition, during the first quarter of 2009, real estate inventories with a carrying value of $6.2 million related to the Woodhaven project in Beaumont, California were determined to be impaired and were written down to their estimated fair value of $3.0 million, resulting in an impairment charge of $3.2 million. See "Impairment of Real Estate Inventories" above and Note 4—Real Estate Inventories. On September 30, 2009, a subsidiary of Hearthside Homes completed a sale of the 62 remaining finished lots at the Woodhaven project for $1.8 million and sold the four remaining model homes for approximately $500,000, thereby disposing of all remaining assets of the project. See Note 9 for additional discussion.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) items are transactions recorded in stockholders' equity during the year, excluding net income (loss) and transactions with stockholders. The components of other comprehensive loss are disclosed in the consolidated statements of income net of tax.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

New Accounting Pronouncements

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value," which provides guidance on measuring the fair value of liabilities under FASB ASC 820. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material effect on its Consolidated Financial Statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168", or ASC 105), which establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted SFAS 168 for the reporting period ended September 30, 2009. The adoption of SFAS 168 did not have a material effect on the Company's consolidated financial statements.

Note 4—Real Estate Inventories

        Real estate inventories primarily consist of homes under construction and lots under development at Brightwater along with a five-acre project being planned for 22 homes, in Huntington Beach in coastal Orange County and one inland community in Lancaster in Los Angeles County. At December 31, 2009, real estate inventories aggregated 366 lots and homes, including 17 model homes, eight standing inventory homes completed and unsold, two homes completed and in escrow, and seven homes under construction and in escrow. Real estate inventories at December 31, 2009 included $234.8 million recorded for 276 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community as well as a five-acre project outside the Brightwater community, which are located on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. The additional recorded value in real estate inventories reflects the fair value of 73 lots at the Company's subsidiary's inland project in Lancaster, California. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

        The Brightwater planned community offers a broad mix of home choices, averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. The community also has 37 acres of open space and conservation area. With 356 homes permitted on 68 acres, the resulting low-density plan equates to approximately five homes per acre, consistent and compatible with the neighboring Huntington Beach communities. The Company began selling and delivering homes at The Trails and The Sands in 2007. Sales of the larger two products, The Cliffs and The Breakers, began in February 2008 and the Company began delivering homes at The Cliffs and The Breakers neighborhoods during the third quarter of 2008.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Real Estate Inventories (Continued)

        The Company recorded impairment charges during the years ended December 31, 2009 and 2008 as follows (in millions):

Project	Location	2009	2008
Huntington Beach	Huntington Beach	$5.0	$—
Inland Empire:
Hearthside Lane	Corona	—	24.1
Woodhaven	Beaumont	3.2	3.4
Alisal at Ontario	Ontario	—	0.6
Chandler Ranch	North Corona	—	0.1

	Subtotal—Inland Empire	3.2	28.2

Lancaster:
Lancaster II	Lancaster	3.5	—
Las Colinas	Lancaster	—	6.8

	Subtotal—Lancaster	3.5	6.8
	Total—All Projects	$11.7	$35.0

        During 2009, the Company recorded impairment charges aggregating $11.7 million, including $5.0 million and $3.5 million recorded during the fourth quarter related to a five-acre parcel in Huntington Beach and the Company's 73-lot Lancaster project, respectively, due to uncertainty about the projects' future cash flows as a result of the ongoing Chapter 11 Cases. Impairment charges during 2009 also included $3.2 million related to a subsidiary's Woodhaven project in Beaumont, California which was sold on September 30, 2009 in a transaction which extinguished the related project debt for less than 100% of the principal balance. The impairment charges were calculated based on market conditions and assumptions made by management that reflected current conditions at the time such impairment charges were determined, which may differ materially from actual results.

        As required by ASC 360-10-35, should market conditions deteriorate in the future or other events occur that indicate the carrying amount of the Company's real estate inventories may not be recoverable, the Company will reevaluate the expected cash flows from each project to determine whether any additional impairment exists at any point in time.

        On December 29, 2009, a subsidiary of Hearthside Homes, Inc. completed a sale of 54 finished lots for its Las Colinas project in Lancaster, California for $3.1 million. In addition, on September 30, 2009, a subsidiary of Hearthside Homes completed a sale of the remaining 62 finished lots and four model homes at the Woodhaven project in Beaumont, California for $2.3 million. See Note 9 for additional discussion.

        On March 31, 2009, a subsidiary of Hearthside Homes completed a deed-in-lieu transaction for the Hearthside Lane project in the City of Corona with the investor that had acquired the project loan secured by the property from IndyMac Federal Bank. The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven homes which secured the then remaining note balance of $2.5 million. See Note 9 for additional discussion.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Real Estate Inventories (Continued)

        Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	2009	2008
Capitalized interest, beginning of period	$37.3	$26.2
Interest incurred and capitalized	15.6	15.3
Charged to cost of sales	(9.1)	(4.2)
Charged to gain on debt restructuring	(7.0)	—

Capitalized interest, end of period	$36.8	$37.3

Note 5—Investments in Unconsolidated Joint Ventures

        The Company's investments in unconsolidated joint ventures are 50% or less owned, not substantially controlled by the Company, and accordingly, are accounted for using the equity method and are not consolidated with the Company's Consolidated Financial Statements. Investments are included in the Company's balance sheet in other assets. Condensed combined financial information regarding the Company's investments in: (i) the Oxnard land development joint venture (for 2008 and 2007), (ii) a residential loan production partnership with a major commercial bank and (iii) a completed San Diego area homebuilding joint venture are summarized as follows (in millions):

	2009	2008	2007
Balance Sheet Data:
Total assets	$0.2	$0.3	$9.7
Total liabilities	(0.2)	(0.5)	(1.0)

Venturers' capital	$—	$(0.2)	$8.7

Statement of Operations Data:
Revenues	$—	$—	$2.5
Expenses	—	(9.5)	(1.8)

Net income (loss)	$—	$(9.5)	$0.7

        The $9.5 million net loss in 2008 primarily reflects the write-off of the Oxnard joint venture's investment in its development project. During 2009, 2008 and 2007, the Company received approximately zero, $100,000 and $100,000, respectively, in aggregate cash distributions from the residential loan production partnership.

Note 6—Revolving Loan

        See Note 2 for a detailed discussion of the Company's default under the Revolving Loan and the status of the Chapter 11 Cases which commenced October 27, 2009.

        As of December 31, 2009 and 2008, $81.7 million and $74.4 million, respectively, was outstanding under the Revolving Loan at weighted average interest rates of 3.50% and 5.09%, respectively, based upon the Company's elected rates. The Company did not pay $1.7 million of principal due on

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Revolving Loan (Continued)

September 30, 2009, and received a notice of event of default from KeyBank on October 1, 2009. In addition, the Company did not pay an additional $10.0 million due on December 31, 2009, resulting in an aggregate of $11.7 million of principal due and unpaid as of December 31, 2009. A major stockholder of the Company currently holds approximately 16% of the Revolving Loan.

        Outstanding advances bear interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 30% to less than 40%	350	200
Greater than or equal to 20% to less than 30%	325	175
Less than 20%	300	150

        Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the years ended December 31, 2009 and 2008 was $4.2 million and $4.7 million, respectively, at weighted-average interest rates of 3.63% and 5.10%, respectively. Following the Company's default in paying $1.7 million of principal when due, effective October 1, 2009, interest is incurred at the default rate stated in the loan; however, under the terms of the Bankruptcy Court's cash management order, the Company continued paying interest at the non-default rate of 3.50% and was current on such interest payments as of December 31, 2009.

        During March 2009, the Company exercised its option to extend the Revolving Loan maturity from September 15, 2009 to June 30, 2010. The Revolving Loan is subject to mandatory repayments and commitment reductions based on 40% of the $600,000 release price on the first 70 homes closed at the Brightwater project, and 40% of the $1 million release price per unit thereafter. As of September 30, 2009, the Company had delivered 70 homes. These mandatory repayments are applicable to the commitment reductions.

        During the year ended December 31, 2009, the Company delivered 31 homes at Brightwater and made mandatory repayments on the Revolving Loan of $5.1 million. As of December 31, 2009, the Company has delivered 80 homes, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008, and made cumulative mandatory repayments for the Revolving Loan of $16.8 million. In addition, the Company has made additional repayments of $14.1 million. However, due to the Chapter 11 Filings, no principal payments were made on the 10 homes delivered during the fourth quarter of 2009. Availability under the Revolving Loan has been reduced to $70.0 million, however the principal balance as of December 31, 2009 is $81.7 million.

        As of December 31, 2009 and 2008, approximately $500,000 and $1.4 million, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Revolving Loan (Continued)

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

  •
  A loan-to-value ratio, which prohibits the Company's ratio of Revolving Loan debt outstanding to borrowing base value from exceeding a maximum ratio, regarding which the Company has been notified it is in default:

Reporting Period	Maximum Loan-to-Value Ratio
September 30, 2009 through March 30, 2010	35%
March 31, 2010 and thereafter	30%
  •
  A minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

  •
  A prohibition on dividends.

        As of December 31, 2009, the Company's consolidated total liabilities are $216.5 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $106.9 million and the leverage ratio is 2.03. The Company is in compliance with the leverage and net worth covenants. However, the Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Revolving Loan based on an appraisal obtained in mid-2009 by the agent for the Revolving Loan and Term Loan. The Company disputes the validity of that appraisal and has obtained its own appraisal.

        While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes. The Company did not meet its mandatory principal repayments due on September 30, 2009 or December 31, 2009, and does not expect to be able to fully re-pay the Revolving Loan by its maturity date on June 30, 2010 from cash flow from operations. The Company is currently negotiating with its lenders to restructure the Revolving Loan and Term Loan through the court reorganization process to defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund construction and extend the maturity dates of the loans. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses, which presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Term Loan

        See Note 2 for detailed discussion of the Company's default under the Term Loan and the status of the Chapter 11 Cases which commenced October 27, 2009.

        On September 30, 2008, the Company entered into the third amendment to the five-year, $125 million Term Loan with KeyBank National Association, as a lender and as agent for the other loan syndicate members. The Term Loan is secured by a second trust deed on the Brightwater project, and a general pledge and assignment of the Company's ownership interests in all material subsidiaries. All existing material subsidiaries of the Company have provided full unconditional guarantees. The Term Loan includes financial covenants which may limit the amount that may be outstanding. A major stockholder of the Company currently holds approximately 19% of the Term Loan.

        As of December 31, 2009 and 2008, $99.8 million and $107.4 million, respectively, was outstanding under the Term Loan at interest rates of 4.25% and 6.38%, respectively, based upon the Company's elected rates. The outstanding balance currently bears interest based on the following loan-to-value grid:

Loan-to-Value	LIBOR Margin	Prime Margin
Greater than or equal to 65% to less than 70%	450	300
Greater than or equal to 50% to less than 65%	400	250
Less than 50%	350	200

        Interest on the facility is calculated on the average, outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the years ended December 31, 2009 and 2008 was $5.9 million and $8.0 million, respectively, at weighted-average interest rates of 4.51% and 5.97%, respectively. Following the Company's default in paying $1.7 million of principal on the Revolving Loan when due, effective October 1, 2009, interest is incurred at the default rate stated in the loan; however, under the terms of the Bankruptcy Court's cash management order, the Company continued paying interest at the non-default rate of 4.25% and was current on such interest payments as of December 31, 2009.

        The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. As of September 30, 2009, the Company had delivered 70 homes. However, due to the Chapter 11 filing, no principal payments were made on the additional 10 homes delivered during the fourth quarter of 2009. These mandatory repayments are applicable to the commitment reductions.

        During the year ended December 31, 2009, the Company delivered 31 homes at Brightwater and made mandatory repayments on the Term Loan of $7.6 million. As of December 31, 2009, the Company has delivered 80 homes, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008, and made cumulative mandatory repayments for the Term Loan of $25.2 million. Availability under the $125.0 million Term Loan has been reduced to $90.0 million, however the principal balance as of December 31, 2009 is $99.8 million.

        As of December 31, 2009 and 2008, approximately $1.9 million and $3.1 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Term Loan (Continued)

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

  •
  A loan-to-value ratio, which prohibits the Company's ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio, regarding which the Company has been notified it is in default:

Reporting Period	Maximum Loan-to-Value Ratio
Through December 30, 2009	70%
December 31, 2009 through March 30, 2010	65%
March 31, 2010 through September 29, 2010	60%
September 30, 2010 and thereafter	45%
  •
  An interest coverage covenant which prohibits the Company's ratio of EBITDA to interest incurred from being less than the following:

Period	Minimum Coverage Ratio
September 30, 2009 through December 30, 2009	1.50 to 1.00
December 31, 2009 and thereafter	2.00 to 1.00
  •
  A minimum consolidated tangible not worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

  •
  A prohibition on dividends.

        As of December 31, 2009, the Company's consolidated total liabilities are $216.5 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $106.9 million and the leverage ratio is 2.03. The Company is in compliance with the aforementioned covenants except for the loan-to-value covenant. The Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Term Loan based on a recent appraisal obtained by the agent for the Revolving Loan and Term Loan. The Company disputes the validity of that appraisal and has obtained its own appraisal.

        While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes. Therefore, the Company did not make the mandatory repayments due on December 31, 2009.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Term Loan (Continued)

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

Note 8—Model Home Financing

        On December 31, 2008, the Company entered into a sale-leaseback transaction for 17 model homes at its Brightwater project with an unrelated third party investor for $25.0 million, consisting of $22.5 million cash, $2.0 million deferred and payable in two years provided there has not been a significant decrease in the value of the model homes, and $500,000 payable for conversion of the model homes for sale to homebuyers upon termination of the lease agreement. The Company has an option to repurchase the model homes after at least 90% of the homes of the respective model type have sold, but no earlier than January 1, 2011. If the Company does not repurchase the models, after the lessor receives a 16% internal rate of return, the Company is entitled to receive 75% of any profit resulting from the sale of the models at the end of the lease. Due to the Company's repurchase option and profit participation which constitute continuing interest, and in accordance with ASC 840-40, "Sale-Leaseback Transactions," the Company accounted for the transaction as a financing transaction rather than as a sale and recorded model home financing debt of $22.5 million.

        The Company utilized $10.2 million of the model home financing proceeds to make mandatory repayments under the Revolving Loan and Term Loan, thereby reducing the payments that were due in 2009. The Company used an additional $10.7 million of the proceeds to reduce the balance outstanding under the Revolving Loan. See Notes 6 and 7 for additional discussion.

        In connection with the sale-leaseback transaction, the Company agreed to assign the first $500,000 of proceeds from sales commissions resulting from the eventual resale of the model homes, or additional purchase price received, to its subsidiary's partner in the Oxnard joint venture, which is an affiliate of the investor who purchased the model homes. The $500,000 payment represents additional capital contributions that become payable upon the dissolution of the joint venture. See Note 5.

        The model home lease allows the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. As required by the lease agreement, the Company prepaid six months of rent totaling $1.6 million on December 31, 2008. Monthly lease payments of $262,500 per month are due through December

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Model Home Financing (Continued)

2010, and $279,167 per month in 2011. The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2010	$3.2
2011	3.3

Total	$6.5

Note 9—Other Project Debt

        In conjunction with the acquisition of single-family residential lots, the Company's homebuilding subsidiary, Hearthside Homes, Inc. and its subsidiaries, entered into construction loan agreements with commercial banks. These loan facilities financed a portion of land acquisitions and the majority of the construction of infrastructure and homes. During the year ended December 31, 2009, Hearthside Homes, Inc. and its subsidiaries repaid or settled all of its project debt loan facilities and did not enter into any new loan facilities.

        The following amounts were outstanding under these loan facilities as of December 31, 2009 and 2008 (in millions):

		Outstanding at December 31,
Project	Lender	2009	2008
Lancaster	IndyMac Federal Bank	$—	$2.7
Corona-Hellman	Third party investor(1)	—	29.2
Beaumont	Comerica Bank	—	7.0

		$—	$38.9

(1)
IndyMac Federal Bank sold the Corona-Hellman loan facility to a third party investor in December 2008.

        On December 29, 2009, a subsidiary of Hearthside Homes, Inc. completed a sale of 54 finished lots for its Las Colinas project in Lancaster, California for $3.1 million and repaid the principal amount of the related debt in full. As of December 31, 2009, the lender's claim for delinquent interest and related amounts aggregates approximately $500,000 and remains unresolved.

        On September 30, 2009 a subsidiary of Hearthside Homes completed a sale of four model homes and the remaining 62 finished lots for its Woodhaven project in Beaumont, California for $2.3 million. The lender for the loan secured by the project accepted the proceeds of the sale in full settlement of the loan without further recourse or obligation and the Company recognized a $4.1 million gain on

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Other Project Debt (Continued)

debt cancellation. The transaction was accounted for in accordance with ASC 470-60, "Troubled Debt Restructurings by Debtors" and the gain was determined as follows (in millions):

Lot sale proceeds	$1.8
Model home sale proceeds	0.5
Transaction costs	(0.2)

Net consideration	2.1
Debt balance at September 30, 2009	6.2

Gain on debt restructuring	$(4.1)

        On March 31, 2009, a subsidiary of Hearthside Homes, Inc. completed a deed-in-lieu transaction with a third party investor that acquired the Corona-Hellman loan facility ("Hellman Loan") from IndyMac Federal Bank in December 2008. As a result of this transaction, the Company recognized a pre-tax gain on debt restructuring of $20.7 million. The transaction was accounted for in accordance with ASC 470-60 and the gain was determined as follows (in millions):

Net book value of real estate inventories	$6.2
Restricted cash assigned to investor	1.7
Transaction costs	0.1

Total consideration	8.0

Debt balance at March 31, 2009	26.7
Accrued interest and property taxes	2.0

Carrying amount of debt settled in full	28.7

Gain on debt restructuring	$(20.7)

        The subsidiary conveyed the remaining 134 finished lots to the investor in exchange for a $28.7 million reduction in the note balance and retained seven completed homes which secured the then remaining note balance of $2.5 million. The subsidiary also assigned $1.7 million of restricted cash related to the project to the investor as part of the transaction. During the year ended December 31, 2009, the Company delivered the remaining seven homes and repaid the related debt in full.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Other Liabilities (Not Subject to Compromise and Subject to Compromise)

        As of December 31, 2009 and 2008, other liabilities not subject to compromise and other liabilities subject to compromise were comprised of the following (in millions):

	Not Subject to Compromise
	2009	2008
Accrued pensions and benefits	$—	$5.9
Home warranty reserves	—	1.7
Contingent indemnity and environmental obligations	0.4	1.1
Capital contribution due to joint venture (see Note 5)	—	0.5
Unamortized discount	—	(0.4)

Total other liabilities not subject to compromise	$0.4	$8.8

	Subject to Compromise
	2009	2008
Accrued pensions and benefits	$5.5	$—
Home warranty reserves	1.9	—
Contingent indemnity and environmental obligations	0.7	—
Capital contribution due to joint venture (see Note 5)	0.5	—
Unamortized discount	(0.3)	—

Total other liabilities subject to compromise	$8.3	$—

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

	2009	2008
Balance at beginning of period	$1.7	$2.3
Provision	0.2	0.3
Adjustment due to change in estimate	—	(0.5)
Payments	—	(0.4)

Balance at end of period	$1.9	$1.7

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes

        The following is a summary of the income tax provision (benefit) applicable to income before income taxes for the years ended December 31 (in millions):

	2009	2008	2007
Current taxes	$—	$0.1	$—
Deferred taxes	4.9	(15.0)	(13.0)
Valuation allowances on deferred tax assets	31.1	23.2	—

	$36.0	$8.3	$(13.0)

        The principal items accounting for the difference in taxes on income computed at the statutory rate and as recorded, are as follows for the years ended December 31 (in millions):

	2009	2008	2007
(Benefit) provision for income taxes at statutory rate	$4.8	$(12.8)	$(11.2)
State income taxes, net	2.2	(2.1)	(1.8)
Valuation allowances on federal deferred tax assets	29.0	23.2	—

	$36.0	$8.3	$(13.0)

        The tax effects of items that gave rise to significant portions of the deferred tax accounts for the years ended December 31 (in millions) are as follows:

	2009	2008
Deferred tax assets:
Accruals/reserves not deductible until paid	$3.8	$6.0
Real estate inventory impairment and other	3.9	27.6
Other deferred assets	0.3	(1.4)
Net operating loss and alternative minimum tax credit carryforwards	58.0	44.4
Valuation allowances on deferred tax assets	(49.9)	(22.5)

	16.1	54.1

Deferred tax liabilities:
Real estate inventories (principally due to accounting for a business combination, partially offset by asset revaluations in 1995 and 1997)	16.1	17.0

Net deferred tax assets	$—	$37.1

        During 2009, the Company recorded valuation allowances for the entire amount of its net deferred tax assets due to uncertainties regarding the resolution of the Chapter 11 Cases filed October 27, 2009. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. The Company concluded that it was not "more likely than not" that the Company would be able to generate sufficient projected taxable income in future years. Additionally, there are critical uncertainties as to whether the Company will be able to

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets.

        For the years ended December 31, 2009 and 2008, valuation allowances on federal deferred tax assets were $29.0 million and $23.2 million, respectively. As of December 31, 2009 and 2008, $3.8 million and $700,000, respectively, of NOLs expired unused resulting in a net change in federal valuation allowances of $25.2 million and $22.5 million for 2009 and 2008, respectively.

        While the Company reported profitable operations before income taxes for 2009, it reported a taxable loss due to tax losses realized upon dispositions of inland properties. These tax losses were previously recognized for financial statement purposes when impairment losses were recorded. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company's operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets.

        During the fourth quarter of 2009, the Company recorded a $950,000 tax receivable related to the November 6, 2009 passage of the Worker, Homeownership and Business Assistance Act of 2009 which allows businesses with NOLs for 2008 and 2009 to carry back losses for up to five years and suspends the 90% limitation on the use of any alternative tax NOL deduction attributable to carrybacks of the applicable NOL. The Company expects to file a refund claim for federal alternative minimum tax paid for years prior to 2009 and anticipates receiving the refund during 2010.

        The federal NOLs available as of December 31, 2009 were approximately $163 million. The amount of federal NOLs which expire if not utilized is $49 million in 2010, $42 million in 2011, zero in 2012, 2013, and 2014 and $72 million thereafter.

        The Internal Revenue Code (the "Code") generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company's equity before the ownership change, multiplied by the long-term tax-exempt rate (4.03% as of March 2010) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 29% as of March 29, 2010, as computed in accordance with Section 382. While the Company's net deferred tax assets are currently fully reserved due to the uncertainty of the timing and amount of future taxable income, if the Company generates taxable income in future periods, reversal of all or a portion of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. In the event of an ownership change, the Company's use of the NOLs may be limited and not fully available for realization.

        In September 2006, the Company's Board of Directors suspended enforcement of the Company's charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company's $163 million of NOLs. While the Company remains subject to Code section 382, which limits the availability of NOLs in the event of an ownership change, the Company

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)

would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. However, the Board may reinstitute the 5% ownership limitation if required by currently unanticipated events.

Uncertain Tax Positions

        The Company adopted the provisions of ASC 740-10 as it applies to uncertain tax positions on January 1, 2007. As a result of the implementation, during the first quarter of 2007, the Company recorded a $5.1 million decrease in deferred tax assets for unrecognized tax benefits, which was offset by an increase in deferred tax assets of $1.8 million for assets re-evaluated as recognizable. The net change in deferred tax assets of $3.3 million was recorded as a cumulative effect of a change in accounting principle and resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy.

        A reconciliation of the beginning and ending balances of the gross amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$5.1	$5.1
Reductions due to lapse of statute of limitations	(0.2)	—

Balance at end of year	$4.9	$5.1

        Of the Company's unrecognized tax benefits of $4.9 million at December 31, 2009, $100,000 would decrease the Company's effective tax rate if recognized. The Company expects that its unrecognized tax benefits will decrease by approximately $1.5 million within twelve months of the reporting date due to statute of limitations lapses.

        The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of December 31, 2009, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

        Certain tax year filings remain open to Federal and California examination, which are the Company's only tax jurisdictions. The years 2006 through 2009 and the years 2005 through 2009 remain open for Federal and California purposes, respectively, for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. If uncertainties resulting in valuation allowances can be favorably resolved, the Company expects to utilize Federal NOLs generated in 1994 through 1997 and in 1999, 2006, 2007 and 2009 in future years. In addition, the Company would expect to utilize California NOL generated in 2007 and 2009 in future years.

        Pursuant to ASC 718-740, "Stock Compensation—Income Taxes," the Company has elected to recognize stock option deductions on the tax law ordering method, which maximizes the realization of the stock option deductions in the current year. While the Company realized the majority of its 2006 stock option deductions, approximately $400,000 of unrealized tax benefits related to stock option deductions are not reflected in the Consolidated Financial Statements. Upon realization of the tax benefits, the Company would increase its additional paid-in capital.

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies

Real Estate Matters

        The Company is subject to the usual obligations associated with entering into contracts for the purchase of land and improved home sites. The purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property entitlements. The Company also utilizes option contracts with third-party land sellers and financial entities as a method of acquiring land in staged takedowns and minimizing the use of funds from other corporate financing sources. These option contracts also help to manage the financial and market risk associated with land holdings. Option contracts generally require the payment of a non-refundable cash deposit of 5% to 15% of the purchase price for the right to acquire lots over a specified period of time (usually one to two years) at predetermined prices. The Company has the right at its discretion to terminate its obligations under these land purchase and option agreements by forfeiting the cash deposit with no further financial responsibility. As of December 31, 2009, the Company has no land option deposits.

        The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects at December 31, 2009. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company's financial position, results of operations or cash flows.

Legal Proceedings

  Chapter 11 Cases

        See Note 2—Chapter 11 Proceedings and Plans of Management.

  Other Litigation

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

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)

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

        Prior to the commencement of the trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a "current owner" of the site under applicable law. HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC's appeal and the appellate process commenced. The Company is currently awaiting a hearing date for oral arguments to be heard. HRC currently expects that it could take two to four months to complete the appellate process. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site. Once the appellate process is complete, the parties will return to the District Court within 30 to 60 days to commence a trial.

        See Note 10 for a discussion of other contingencies.

Lease Obligations

        For the years ended December 31, 2009, 2008, and 2007, the Company incurred rents for corporate facilities of approximately $351,000, $335,000, and $289,000, respectively. Future minimum noncancelable operating lease payments for the years ending December 31, 2010 and 2011 are approximately $353,000 and $367,000, respectively. Thereafter, such amounts are zero.

Corporate Indemnification Matters

        The Company and its former affiliates have, through a variety of transactions effected since 1986, disposed of several assets and businesses, many of which are unrelated to the Company's current operations. By operation of law or contractual indemnity provisions, the Company may have retained liabilities relating to certain of these assets and businesses. There is generally no maximum obligation or amount of indemnity provided for such liabilities. A portion of such liabilities is supported by insurance or by indemnities from certain of the Company's previously affiliated companies. The Company believes its consolidated balance sheet reflects adequate reserves for these matters

Note 13—Retirement Plans

        The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Code, and participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for certain matching contributions paid in cash by the Company to non-highly compensated employees, as defined in the Code. Plan participants are immediately vested in their own contributions, while Company

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Retirement Plans (Continued)

contributions vest over a 6-year period. For the years ended December 31, 2009, 2008, and 2007, the Company's contributions to the 401(k) plan were not material.

        The Company has a noncontributory defined benefit retirement plan which covered substantially all employees of the Company prior to September 30, 1993 who had completed one year of continuous employment. The benefit accrual for all participants was terminated on December 31, 1993. Net periodic pension cost was as follows for the years ended December 31 (in millions):

	2009	2008	2007
Service cost	$—	$—	$—
Interest cost	0.3	0.3	0.3
Expected return on assets	(0.1)	(0.3)	(0.3)
Net amortization and deferral	0.2	0.1	0.1

Net periodic pension expense	$0.4	$0.1	$0.1

        The Company estimates that net periodic pension expense for 2010 will be approximately $300,000.

        The development of the projected benefit obligation for the plan at December 31, 2009 and 2008 is based on the following assumptions:

	2009	2008
Measurement date	12/31/09	12/31/08
Discount rate	5.50%	6.35%
Expected long-term rate of return	8.00%	8.00%

        During 2009, the assumption regarding long-term return on plan assets was 8%, unchanged from the prior year. The Company considers both historical and expected long-term rates, taking into account current and recent market conditions, to determine its assumption. While the Company gives appropriate consideration to recent performance, the Company's assumption regarding long-term rate of return represents a long-term perspective.

  Plan asset information:

	Target Allocation 2010	Allocation 2009	Allocation 2008
Equity securities	69%	98%	99%
Debt securities	30%	0%	0%
Cash	1%	2%	1%

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Retirement Plans (Continued)

        The funded status and accrued pension cost at December 31, 2009 and 2008 for the defined benefit retirement plan were as follows (in millions):

	2009	2008
Benefit obligation:
Benefit obligation at beginning of year	$5.9	$5.9
Service cost	—	—
Interest cost	0.3	0.3
Actuarial loss	0.2	0.3
Change in assumptions	—	—
Benefits paid	(0.5)	(0.5)
Administrative expenses paid	(0.1)	(0.1)

Benefit obligation at end of year	$5.8	$5.9

Plan assets:
Fair value of plan assets at end of prior year	$2.2	$4.4
Net return (loss) on plan assets	0.5	(1.8)
Assets contributed to plan	0.3	0.2
Benefits paid	(0.5)	(0.5)
Administrative expenses paid	(0.1)	(0.1)

Fair value of plan assets at end of year	$2.4	$2.2

Funded status	$(3.4)	$(3.7)
Unrecognized net actuarial loss	4.3	4.7

Prepaid benefit cost	0.9	1.0
Additional minimum liability charged to other comprehensive loss	(4.3)	(4.7)

Accrued benefit liability	$(3.4)	$(3.7)

        The Company estimates that benefit payments will be approximately $500,000 for each of the next five years, and an aggregate of $2.3 million for the five fiscal years thereafter. The Company is required to contribute approximately $700,000 to the plan in 2010.

        The $2.6 million and $2.8 million balance of accumulated other comprehensive loss as of December 31, 2009 and 2008, respectively, reflects the additional minimum liability of $4.3 million and $4.7 million, respectively, net of prepaid pension costs. The amount of the accrued benefit liability is reflected in other liabilities.

Note 14—Stockholders' Equity

Common Stock

        During October 1999, pursuant to an unsolicited written consent from a majority of the Company's stockholders, the Company adopted certain amendments to its certificate of incorporation. The amendments authorized 18,000,000 shares of a second class of stock, ("Excess Stock") to be issued

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stockholders' Equity (Continued)

under certain circumstances. The effect of the amendments is to prohibit the acquisition of the Company's Common Stock by anyone who would become a 5% stockholder or by existing 5% stockholders, except in certain permissible circumstances which would not significantly increase the risk of an Ownership Change (as defined by the Internal Revenue Code of 1986, as amended) and would not, therefore, jeopardize the Company's ability to use its $163 million of NOLs (see Note 11). While the Company's net deferred tax assets are currently fully reserved due to the uncertainty of the timing and amount of future taxable income, if the Company generates taxable income in future periods, reversal of all or a portion of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. While these amendments reduced the Company's risk of an Ownership Change occurring due to the acquisition of shares by 5% stockholders, the risk remains that an Ownership Change could result from the sale of shares by existing 5% stockholders. The Company's Board of Directors evaluates requests to purchase any amounts in excess of 5% of the Company's common stock and authorizes such transactions which are not expected to jeopardize the Company's ability to use its NOLs.

        On September 18, 2006, the Company's Board of Directors suspended enforcement of the Company's charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of Common Stock. The Board determined that such restrictions were not currently required to preserve the tax benefits of the Company's $163 million of NOLs. While the Company remains subject to the Internal Revenue Code's section 382, which limits the availability of NOLs in the event of an ownership change, the Company would have five years from the date of any such ownership change to recognize its built in gains and utilize its NOLs. The Board may reinstitute the 5% ownership limitation if currently unanticipated events so require.

        At the May 2000 Annual Meeting, the Company's shareholders approved a reduction in authorized shares of both Common Stock and Excess Stock from 18,000,000 shares to 11,000,000 shares. At the May 2004 Annual Meeting, the Company's shareholders approved an increase in authorized shares of both Common and Excess Stock from 11,000,000 shares to 13,500,000 shares.

        On January 1, 2007, the Company adopted ASC 740-10 as it applies to uncertain tax positions, as described in Note 10. This adoption resulted in a decrease to the January 1, 2007 retained earnings balance of $200,000 and a decrease to the additional paid in capital balance of $3.1 million related to fresh-start accounting pursuant to a 1997 pre-packaged bankruptcy.

Note 15—Stock Plan

1993 Stock Option/Stock Issuance Plan

        The 1993 Stock Option/Stock Issuance Plan ("1993 Plan") was approved at the 1994 Annual Meeting of Stockholders, reserving 7.5 million shares each of Series A Preferred Stock and Class A Common Stock for issuance to officers, key employees and consultants of the Company and its subsidiaries and the non-employee members of the Board of Directors (the "Board"). On April 28, 1997, in connection with the Recapitalization, a new class of Common Stock replaced the Series A Preferred Stock and Class A Common Stock, and the Compensation Committee of the Board authorized the grant of stock options for 759,984 shares, equivalent at that time to 6% of the Company's fully diluted equity, for certain directors and officers. At the May 2004 and June 2006

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Stock Plan (Continued)

stockholder meetings, the stockholders of the Company authorized an additional 150,000 and 250,000 stock options, respectively, for the 1993 Plan, resulting in total authorized grants of 1,159,984.

        In January 2009 and 2008, the Company issued a total of 125,000 shares and 15,817 shares, respectively, of its common stock to three independent directors in 2009 and four independent directors in 2008, under the Director Fee Program, which is a component of the 1993 Plan. These restricted shares vested at a rate of 25% per quarter during 2008 and 2009, respectively. On October 16, 2008, one of the Company's independent directors resigned from the Board and forfeited 878 unvested restricted shares.

        The Company did not grant any options during 2009, 2008, or 2007. Pursuant to ASC 718-10, "Compensation—Stock Compensation," the Company recorded $70,000, 96,000, and $123,000 of compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, which is reflected in additional paid-in capital.

        A summary of the status of the Company's 1993 plan for the years ended December 31, 2009, 2008 and 2007 follows:

	2009				2008				2007
	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life	Number of Options	Weighted- Average Exercise Price		Weighted- Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)		17,500	$21.58	(a)		17,500	$21.58	(a)
Granted	—	$—			—	$—			—	$—
Exercised	(—)	$—			(—)	$—			(—)	$—

Outstanding, December 31	17,500	$21.58	(a)	6.1 years	17,500	$21.58	(a)	7.1 years	17,500	$21.58	(a)	8.1 years

Fully vested and exercisable at December 31	17,500	$21.58	(a)	6.1 years	17,500	$21.58	(a)	7.1 years	12,500	$21.37	(a)	7.9 years

Available for future grants at December 31	221,794				346,794				361,733

(a)
Adjusted for special dividend of $12.50

        As of December 31, 2009, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 6.1 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at December 31, 2009 was zero.

        The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the "Option Model"). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company's estimate of expected term is determined based on the weighted-average period of time that options granted are

CALIFORNIA COASTAL COMMUNITIES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Stock Plan (Continued)

expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company's stock. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company's stock options.

Note 16—Unaudited Quarterly Financial Information

        The following is a summary of quarterly financial information for 2009 and 2008 (in millions, except per share amounts):

	First	Second	Third	Fourth	Full Year
2009
Revenues	$12.8	$10.5	$11.4	$12.5	$47.2
Cost of sales(a)	12.0	8.6	9.8	19.0	49.4
Gross operating profit (loss)	0.8	1.9	1.6	(6.5)	(2.2)
Net income (loss)(b)	11.2	(7.3)	(18.1)	(8.2)	(22.4)
Other comprehensive income	—	—	—	0.3	0.3
Earnings (loss) per common share—basic and diluted	$1.02	$(.66)	$(1.65)	$(.75)	$(2.04)
Weighted-average common shares outstanding:
Basic and diluted	11.0	11.0	11.0	11.0	11.0
2008
Revenues	$5.0	$10.4	$13.9	$16.7	$46.0
Cost of sales(c)	3.9	13.2	39.7	11.9	68.7
Gross operating profit (loss)	1.1	(2.8)	(25.8)	4.8	(22.7)
Net loss (d)	(0.7)	(3.1)	(21.1)	(19.8)	(44.7)
Other comprehensive loss	—	—	—	(1.4)	(1.4
Loss per common share—basic and diluted	$(0.06)	$(0.28)	$(1.94)	$(1.82)	$(4.10)
Weighted-average common shares outstanding:
Basic and diluted	10.9	10.9	10.9	10.9	10.9

(a)
Cost of sales includes impairment charges of $3.2 million and $8.5 million for the first quarter and fourth quarter, respectively.

(b)
Net loss for the 2009 periods includes valuation allowances for deferred tax assets of $7.6 million, $20.6 million, and $2.9 million for the second, third, and fourth quarters, respectively.

(c)
Cost of sales includes impairment charges of $5.0 million, $29.1 million and $900,000 for the second, third and fourth quarters of 2008, respectively.

(c)
Net loss for the 2008 periods includes $4.6 million of joint venture investment losses in the fourth quarter and valuation allowances for deferred tax assets of $4.5 million and $18.7 million for the third quarter and fourth quarter, respectively.