Form 10-Q
period 2010-03-31
CALIFORNIA COASTAL COMMUNITIES INC
filed 2010-05-13
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010 there were 10,995,902 shares of Common Stock, par value $.05 outstanding

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

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

These forward-looking statements include, but are not limited to:

•                  the impact, effect and eventual result of the Chapter 11 Cases in restructuring our debt obligations under the Revolving Loan and Term Loan;

•                  our and the other Debtors’ ability to remain as a debtors-in-possession during the pendency of the Chapter 11 Cases;

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

•                  the timing and outcomes of regulatory approval processes or administrative proceedings, which may result in delays in land entitlement, development, construction, or the opening of new communities;

•                  our ability to secure materials and subcontractors;

•                  our ability to produce the liquidity and capital necessary to service our debt, fund operations, expand and take advantage of future opportunities if current market conditions persist;

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the unpredictability of the Chapter 11 bankruptcy process; competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis, inflation and the recession; our ability to comply with the covenants and amortization schedules contained in our Revolving and Term Loan agreements; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes, declining home prices, and increased foreclosure and short sale activity; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital, including access under our existing credit facilities; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the “Risk Factors” and the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2009. You should also read the following “Consolidated Financial Statements” and the related notes.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$4.7	$8.9
Restricted cash	0.8	0.8
Real estate inventories	239.2	235.4
Other assets, net	4.3	4.8

	$249.0	$249.9
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$4.3	$2.9
Model home financing	22.5	22.5
Other liabilities	0.4	0.4

Total liabilities not subject to compromise	27.2	25.8

Liabilities subject to compromise:
Accounts payable and accrued liabilities	1.0	0.9
Revolving loan	81.7	81.7
Term loan	99.8	99.8
Other liabilities	8.3	8.3

Total liabilities subject to compromise	190.8	190.7

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 and 10,995,902 shares issued and outstanding, respectively	0.5	0.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.5	59.5
Accumulated deficit	(26.4)	(24.0)
Accumulated other comprehensive loss, net	(2.6)	(2.6)
Total stockholders’ equity	31.0	33.4

	$249.0	$249.9

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues:
Homebuilding	$3.0	$12.8

Costs of sales:
Homebuilding	2.6	8.8
Loss on impairment of real estate inventories	—	3.2
	2.6	12.0

Gross operating profit	0.4	0.8

Selling, general and administrative expenses	1.4	1.5
Reorganization costs	1.3	—
Interest expense	—	0.7
Gain on debt restructuring	—	(20.7)
Other expense, net	0.1	0.4

(Loss) income before income taxes	(2.4)	18.9

Income tax expense	—	7.7

Net (loss) income	$(2.4)	$11.2

Net (loss) earnings per common share:

Basic and diluted	$(0.22)	$1.02

Common equivalent shares:

Basic and diluted	11.0	11.0

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(2.4)	$11.2
Adjustments to reconcile net loss to cash used in operating activities:
Gain on debt restructuring	—	(20.7)
Model homes depreciation	0.1	0.1
Deferred taxes	(1.0)	7.7
Deferred tax asset valuation allowance	1.0	—
Gains on sales of real estate inventories	(0.4)	(4.0)
Loss on impairment of real estate inventories	—	3.2
Proceeds from sale of real estate inventories, net	2.8	12.5
Investments in real estate inventories	(5.8)	(7.6)
Non-cash reorganization items	0.6	—
Changes in assets and liabilities:
Decrease in other assets	0.1	1.2
Increase in accounts payable, accrued and other liabilities	0.8	1.9

Cash (used in) provided by operating activities	(4.2)	5.5

Cash flows from financing activities:
Borrowings of revolving loan	—	13.2
Repayments of revolving loan	—	(10.1)
Repayments of term loan	—	(1.8)
Repayments of other project debt	—	(0.5)
Deferred financing costs	—	(0.2)

Cash provided by financing activities	—	0.6

Net (decrease) increase in cash and cash equivalents	(4.2)	6.1

Cash and cash equivalents - beginning of period	8.9	2.3

Cash and cash equivalents - end of period	$4.7	$8.4

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$0.1
Cash paid during the period for reorganization items	0.7	—

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$0.5	$0.6
Decrease in project debt and accrued liabilities due to debt restructuring	$—	$28.7

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited Consolidated Financial Statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Intercompany accounts and transactions have been eliminated.

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

Going Concern and Financial Reporting in Reorganization

While the Company is striving to restructure its senior secured revolving credit agreement (“Revolving Loan”) and senior secured term loan agreement (“Term Loan”) debt through the Chapter 11 reorganization process described below in Note 2, there can be no assurance that the Company will be able to successfully execute such plan. In the event that the Company is not successful in that regard, substantial doubt would exist as to its ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 reorganization process described below, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as “debtors-in-possession” under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, in amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the historical consolidated financial statements. The accompanying Consolidated Financial Statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Note 2 — Chapter 11 Proceedings and Plans of Management

On October 27, 2009, the Company and certain of its direct and indirect wholly-owned subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have obtained the Bankruptcy Court’s approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. There can be no assurance that the Company and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest, or continue to operate as debtors-in-possession until the Chapter 11 Cases have been fully adjudicated.

The Company has 13 direct or indirect consolidated subsidiaries which are not guarantors of the $81.7 million Revolving Loan or the $99.8 million Term Loan and are not Debtors in the Chapter 11 Cases. These subsidiaries are former owners of businesses unrelated to the Company’s current operations and have no current material operations.

Plans of Management

On March 26, 2010, the Company filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court, neither of which has been approved by the Bankruptcy Court. The proposed joint plan provides for the extension of the Revolving Loan and the Term Loan to enable the Company to complete construction and sale of the homes at its Brightwater project. Throughout the Chapter 11 reorganization process the Company has tried and will continue to try to work with the various members of its lending syndicate to determine whether a consensual restructuring of the Revolving Loan and the Term Loan can be accomplished. However, a majority of the Company’s lenders are opposed to the plan as filed, and there can be no assurance that the Company and the other Debtors will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the creditors and other parties in interest. A court hearing on the adequacy of the disclosure statement was held on May 12, 2010. The Company expects the Court to enter an order approving the disclosure statement containing certain revisions. The Court scheduled a valuation hearing for July 15, 2010 and a plan confirmation hearing for July 28, 2010.

The Company and the other Debtors continue to operate their business as debtors-in-possession. The Company has incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect the Company’s results of operations. During the three months ended March 31, 2010, the Company incurred reorganization costs aggregating approximately $1.3 million and has incurred total reorganization costs of $2.6 million through such date.

The Company has maintained business operations through the reorganization process. The Company’s liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on its activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes; and to pay certain pre-petition trade claims held by critical vendors with lien rights. The Company’s authorization to continue to use cash collateral and to sell homes free and clear of liens with the consent of the lending syndicate is currently scheduled to terminate on June 30, 2010.

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

The Company depends on cash flows generated from operations and available borrowing capacity to fund its Brightwater development, and to meet its debt service and working capital requirements. However, the Company’s ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry, continued weakness in the California economy, and negative publicity and prospective homebuyer concerns related to the bankruptcy. While the Company generated 31 net sales orders in the first nine months of 2009, it generated only two net sales orders at Brightwater during the fourth quarter of 2009, which the Company believes reflects the negative impact of the Chapter 11 Cases, as well as the seasonal slowdown in sales. Thus far in 2010, the pace of sales has continued to be slow, with only six net sales generated through May 10, 2010 compared with seven net sales during the comparable period of 2009.

Due to cash requirements for on-going home construction and scheduled debt amortization, the Company’s ability to meet future loan repayment requirements will depend on the confirmation of a plan of reorganization by the Bankruptcy Court. Based on Brightwater sales in 2009 and the first quarter of 2010, the current pace of home sales is not expected to generate sufficient cash flow to meet the Company’s currently scheduled loan repayments for the Revolving Loan and Term Loan as described in greater detail in Notes 5 and 6.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether modified or new financings can be obtained in order for the Company to meet its debt obligations. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to the ability of the Company to secure replacement financing, if needed, and the terms of such financing if it is available. The current housing and mortgage markets also present significant uncertainty as to the Company’s ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 5 and 6 for further discussion.

While the Company is striving to restructure its Revolving Loan and Term Loan debt through the Chapter 11 Cases, unless the Company is successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will be sufficient to meet its debt obligations or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 Cases. These amounts represent the Company’s current estimate of known or potential pre-petition obligations to be resolved in connection with the Chapter 11 Cases. Differences between estimated liabilities and the claims filed or to be filed will be investigated and resolved in connection with the claims resolution process. The Company continues to evaluate these liabilities throughout the continuation of the Chapter 11 Cases and adjusts amounts as necessary. Such adjustments may be material. Due to the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Costs

Reorganization costs include legal and professional fees incurred in connection with the Chapter 11 Cases. During the three months ended March 31, 2010, the Company incurred $1.3 million of reorganization costs and paid approximately $700,000 of such costs. The Company has incurred total reorganization costs of $2.6 million from October 2009 through March 31, 2010.

Nasdaq Delisting

The Company’s common stock is currently trading over-the-counter in the recently created OTCQB marketplace under the trading symbol “CALCQ.” The trading of the Company’s common stock in the over-the-counter market rather than on Nasdaq may negatively impact the trading price and the levels of liquidity available to its stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make the Company’s common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”

On October 28, 2009, the Company received a letter from Nasdaq notifying it that it had determined to delist the Company’s common stock from trading as a result of the commencement of the Chapter 11 Cases.  The Company appealed the Nasdaq determination on December 3, 2009 and, on December 29, 2009, the Nasdaq Hearings Panel granted the Company’s request to remain listed, subject to certain conditions, including (1) providing periodic updates as to the status of the Brightwater credit facilities restructuring efforts; and (2) emerging from the Chapter 11 process no later than April 26, 2010. On April 9, 2010, the Company received a delisting determination notice from the Nasdaq Hearings Panel informing the Company that its common stock would be delisted from the Nasdaq Stock Market as a result of the Company’s inability to emerge from the Chapter 11 process by the April 26 deadline. The Nasdaq Listings and Hearings Review Council subsequently denied the Company’s request to review the Nasdaq Hearings Panel’s determination and its common stock was delisted at the open of trading on April 27, 2010 when it commenced trading in the OTCQB marketplace.

The Company has filed an application with Nasdaq seeking the relisting of its securities on The Nasdaq Stock Market following the Company’s emergence from the Chapter 11 process.  In that regard, all companies, whether listed on Nasdaq or not, are required to satisfy the initial listing requirements upon emergence from a Chapter 11 process to qualify for listing.  While the Company presently plans to take all necessary steps to ensure its compliance with the applicable requirements, there can be no assurance as to whether or when the Company’s common stock will be relisted on Nasdaq.

Note 3 - Significant Accounting Policies

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. Certain of the Company’s wholly-owned subsidiaries are members in joint ventures which were involved in the development and sale of a residential project and residential loan production. The financial statements of joint ventures in which the Company has a controlling or majority economic interest (and thus are controlled by the Company) are consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consequences of Chapter 11 Cases

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10-45, “Reorganizations — Other Presentation Matters,” which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided or used by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 852-10-45 effective on October 27, 2009 and is segregating those items as outlined above for all reporting periods subsequent to such date.

Subsequent Events

In the preparation of this Quarterly Report on Form 10-Q, the Company evaluated events for accounting treatment and disclosure that occurred after the balance sheet date but before the financial statements were issued or were available to be issued.

Reinstatement of 5% Ownership Limitation

On May 13, 2010, the Company reinstated a ban on acquisitions of additional shares of its common stock, under certain circumstances, in order to preserve the tax benefits of the Company’s $164 million of net operating loss (“NOL”) carryovers. See Note 9 for additional discussion.

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether new or modified financings can be obtained, if needed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. The limited credit availability for small businesses presents uncertainty as to the ability of the Company to secure additional financing, if needed, and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 5 and 6 below for further discussion.

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

During the three months ended March 31, 2010 and 2009, the Company recorded inland project impairment charges totaling zero and $3.2 million, respectively. See Note 4 — Real Estate Inventories.

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

Fair Value of Financial Instruments

The Company adopted ASC 820-10 “Fair Value Measurements and Disclosures,” as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. Due to the Chapter 11 Cases and current default status of the Company’s Revolving Loan and Term Loan, the carrying amounts of the debt may not approximate fair value as of March 31, 2010. Accordingly, the fair value of debt that is included in liabilities subject to compromise in the Company’s consolidated balance sheets cannot be reasonably determined as of March 31, 2010, as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court. The Company has been notified that purchase/sale transactions involving the Revolving Loan and Term Loan have occurred between certain members of the loan syndicates and other financial or investment institutions. However, it is not practicable for the Company to determine the fair value of the Revolving Loan and Term Loan as the transactions are occurring in a private market.

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

During the three months ended March 31, 2010 and 2009, the Company recorded valuation allowances on deferred tax assets totaling $1.0 million and zero, respectively. See Note 9—Income Taxes.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and its future projected taxable income. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. Additionally, there are critical uncertainties as to whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets. If certainty increases regarding the Company’s projected results of operations and there is objectively verifiable evidence to support the realization of a portion of its deferred tax assets, an adjustment to the Company’s valuation allowance may be recorded to reflect greater expected utilization.

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 during the first quarter of 2010 did not have a material effect on our Consolidated Financial Statements.

Note 4 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater along with a five-acre project being planned for 22 homes, in Huntington Beach in coastal Orange County and one inland community in Lancaster in Los Angeles county planned for 73 homes. As of March 31, 2010, real estate inventories aggregated 364 lots and homes, including 17 model homes, six standing inventory homes completed and unsold, three homes completed and in escrow, and nine homes under construction and in escrow. Real estate inventories at March 31, 2010 included $238.6 million recorded for 274 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community as well as a five-acre project outside the Brightwater community, which are located on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. The additional recorded value in real estate inventories reflects the fair value of 73 lots at the Company’s subsidiary’s inland project in Lancaster, California. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

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

The Company recorded impairment charges totaling zero and $3.2 million during the three months ended March 31, 2010 and 2009, respectively.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended March 31,
	2010	2009
Capitalized interest, beginning of period	$36.8	$37.3
Interest incurred and capitalized	3.0	4.0
Charged to cost of sales	(0.6)	(1.4)
Charged to gain on debt restructuring	—	(4.2)
Capitalized interest, end of period	$39.2	$35.7

Note 5 — Revolving Loan

See Note 2 for a detailed discussion of the status of the Chapter 11 Cases which commenced October 27, 2009.

As of March 31, 2010 and December 31, 2009, $81.7 million was outstanding for both periods under the Revolving Loan. The Company did not pay $1.7 million of principal due on September 30, 2009, and received a notice of event of default from the agent for the lending syndicate on October 1, 2009. In addition, the Company did not pay an additional $10.0 million due on December 31, 2009 and $10.0 million due on March 31, 2010, resulting in an aggregate of $21.7 million of principal due and unpaid as of March 31, 2010. A major stockholder of the Company currently holds approximately 16% of the Revolving Loan.

Interest on the facility is calculated on the average outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three months ended March 31, 2010 and 2009 was $900,000 and $1.2 million, respectively, at weighted-average interest rates of 3.50% and 3.80%, respectively. Following the Company’s $1.7 million principal payment default, effective October 1, 2009, interest began to accrue at the default rate specified in the loan; however, under the terms of the Bankruptcy Court’s cash collateral order, the Company continued paying interest at the non-default rate of 3.50% and was current on such interest payments as of March 31, 2010.

As of March 31, 2010, the Company has delivered 82 homes at Brightwater since inception of the project, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008 and two homes (one Cliffs and one Breakers) delivered during the three months ended March 31, 2010. Due to the Chapter 11 Cases, no principal payments were made on the 12 homes delivered during the fourth quarter of 2009 and the first quarter of 2010.

As of March 31, 2010 and December 31, 2009, approximately $300,000 and $500,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

Under the Revolving Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  A leverage covenant that prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio of 2.5 to 1.0. The calculation of the covenant excludes impairment charges related to inland projects and valuation allowances on deferred tax assets.

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Revolving Loan debt outstanding to borrowing base value from exceeding a maximum ratio, regarding which the Company has been notified it is in default:

Reporting Period	Maximum Loan-to-Value Ratio
September 30, 2009 through March 30, 2010	35%
March 31, 2010 and thereafter	30%

•                  A minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

•                  A prohibition on dividends.

As of March 31, 2010, the Company’s consolidated total liabilities are $218.0 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $105.4 million and the leverage ratio is 2.07. The Company is in compliance with the leverage and net worth covenants. However, the Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Revolving Loan based on an appraisal obtained in August 2009 by the agent for the Revolving Loan and Term Loan.  In addition, the Company is not in compliance with the minimum sales covenant which requires that the sum of the cumulative number of homes delivered as of March 31, 2010 plus 50% of the number of homes in escrow at March 31, 2010 equal or exceed 96. As of March 31, 2010, the Company had delivered 82 homes and had 12 homes in escrow for minimum sales of 88. Under the proposed Chapter 11 plan of reorganization, these covenants would be eliminated.

While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  The Company did not meet its mandatory principal repayments due on September 30, 2009, December 31, 2009, or March 31, 2010 and does not expect to be able to fully re-pay the Revolving Loan by its current maturity date on June 30, 2010 from cash flow from operations.  The Company is striving to restructure the Revolving Loan and Term Loan through the Chapter 11 reorganization process to extend the maturity dates of the loans and defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund continued home construction.  There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses, which presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if available. The current housing and jumbo mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

Note 6 —Term Loan

See Note 2 for detailed discussion of the status of the Chapter 11 Cases which commenced October 27, 2009.

As of March 31, 2010 and December 31, 2009, $99.8 million was outstanding for both periods under the Term Loan.  The Company did not pay $9.8 million due on December 31, 2009 and $15.0 million due on March 31, 2010, resulting in an aggregate of $24.8 million of principal due and unpaid as of March 31, 2010.  A major stockholder of the Company currently holds approximately 19% of the Term Loan.

Interest on the facility is calculated on the average outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three months ended March 31, 2010 and 2009 was $1.3 million and $1.7 million, respectively, at weighted-average interest rates of 4.25% and 5.07%, respectively. Following the Company’s $1.7 million principal payment default on the Revolving Loan, effective October 1, 2009, interest under the Term Loan began to accrue at the default rate specified in the loan; however, under the terms of the Bankruptcy Court’s cash collateral order, the Company continued paying interest at the non-default rate of 4.25% and was current on such interest payments as of March 31, 2010.

The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1 million release price per unit thereafter. As of September 30, 2009, the Company had delivered 70 homes. These mandatory repayments are applicable to the commitment reductions.  However, due to the Chapter 11 Cases, no principal payments were made on the additional 12 homes delivered during the fourth quarter of 2009 and first quarter of 2010.

As of March 31, 2010, the Company has delivered 82 homes at Brightwater since inception of the project, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008 and two homes (one Cliffs and one Breakers) delivered during the three months ended March 31, 2010, and made cumulative mandatory repayments for the Term Loan of $25.2 million.

As of March 31, 2010 and December 31, 2009, approximately $1.6 million and $1.9 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered.

Under the Term Loan, the Company is required to comply with a number of covenants, including the following financial covenants which the Company considers to be the most restrictive of all of the debt covenants:

•                  A leverage covenant that prohibits the Company’s ratio of consolidated total liabilities to consolidated tangible net worth from exceeding a maximum ratio of 2.50 to 1.0. The calculation of the covenant excludes impairment charges related to inland projects and valuation allowances on deferred tax assets.

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio, regarding which the Company has been notified it is in default:

Reporting Period	Maximum Loan-to-Value Ratio
March 31, 2010 through September 29, 2010	60%
September 30, 2010 and thereafter	45%

•                  An interest coverage covenant which prohibits the Company’s ratio of EBITDA to interest incurred from being less than 2.00 to 1.00.

•                  A minimum consolidated tangible not worth covenant of $80 million, excluding impairment charges for inland projects and valuation allowances on deferred tax assets.

•                  A prohibition on dividends.

As of March 31, 2010, the Company’s consolidated total liabilities are $218.0 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $105.4 million and the leverage ratio is 2.07. The Company is in compliance with the aforementioned covenants except for the loan-to-value and interest coverage covenants. The Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Term Loan based on an August 2009 appraisal obtained by the agent for the Revolving Loan and Term Loan.  In addition, the Company is not in compliance with the minimum sales covenant which requires that the sum of the cumulative number of homes delivered as of March 31, 2010 plus 50% of the number of homes in escrow at March 31, 2010 equal or exceed 96. As of March 31, 2010, the Company had delivered 82 homes and had 12 homes in escrow for minimum sales of 88. Under the proposed Chapter 11 plan of reorganization, these covenants would be eliminated.

While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  Therefore, the Company did not make the mandatory repayments due on December 31, 2009 or March 31, 2010.  The Company is striving to restructure the Revolving Loan and Term Loan through the Chapter 11 reorganization process to extend the maturity dates of the loans and defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund continued home construction.  There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small business, which presents uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing, if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its debt obligations.

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

The Company utilized $10.2 million of the model home financing proceeds to make mandatory repayments under the Revolving Loan and Term Loan, thereby reducing the payments that would have been due in 2009. The Company used an additional $10.7 million of the proceeds to reduce the balance outstanding under the revolving credit agreement. See Notes 5 and 6 for additional discussion.

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

The model home lease allowed the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. As required by the lease agreement, the Company prepaid six months of rent totaling $1.6 million on December 31, 2008. During the three months ended March 31, 2010, the Company made model home lease payments totaling $788,000. Monthly lease payments of $262,500 per month are due through December 2010, and $279,167 per month in 2011. The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2010	$2.4
2011	3.3
Total	$5.7

Note 8 - Other Liabilities (Not Subject to Compromise and Subject to Compromise)

As of March 31, 2010 and December 31, 2009, other liabilities not subject to compromise included contingent indemnity and environmental obligations totaling $400,000.

As of March 31, 2010 and December 31, 2009, other liabilities subject to compromise were comprised of the following (in millions):

	Subject to Compromise
	March 31, 2010	December 31, 2009
Accrued pensions and benefits	$5.5	$5.5
Home warranty reserves	1.9	1.9
Contingent indemnity and environmental obligations	0.7	0.7
Capital contribution due to joint venture	0.5	0.5
Unamortized discount	(0.3)	(0.3)
	$8.3	$8.3

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

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$1.9	$1.7
Provision	—	—
Adjustment due to change in estimate	—	—
Payments	—	—
Balance at end of period	$1.9	$1.7

Note 9 - Income Taxes

The following is a summary of the tax expense (benefit):

	Three Months Ended March 31,
	2010	2009
Current taxes	$—	$—
Deferred taxes	1.0	7.7
Valuation allowances on deferred tax assets	(1.0)	—
Income tax expense (benefit)	$—	$7.7

During 2009 and the first quarter of 2010, the Company recorded valuation allowances for the entire amount of its net deferred tax assets due to uncertainties regarding the resolution of the Chapter 11 Cases filed October 27, 2009. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. At this time, the Company is unable to conclude that it is “more likely than not” that the Company would be able to generate sufficient projected taxable income in future years in order to utilize its NOLs except to offset existing net deferred tax liabilities. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company’s operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets.

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

The federal NOLs available as of March 31, 2010 were approximately $164 million. The amount of federal NOLs which expire if not utilized is $49 million in 2010, $42 million in 2011, zero in 2012, 2013 and 2014, and $73 million thereafter.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.03% as of May 2010) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 29% as of May 10, 2010, as computed in accordance with Section 382. While the Company’s net deferred tax assets are currently fully reserved due to the uncertainty of the timing and amount of future taxable income, if the Company generates taxable income in future periods, reversal of all or a portion of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the deferred tax assets will be utilized. In the event of an ownership change, the Company’s use of the NOLs may be limited and not fully available for realization.

On May 13, 2010, the Company reinstated a ban on acquisitions of additional shares of its common stock, under certain circumstances, in order to preserve the tax benefits of the Company’s $164 million of NOLs.  In accordance with provisions of the Company’s charter documents, unless the Company has previously consented in writing (i) no stockholder may acquire shares in an amount that would cause the stockholder to own 5% or more of the common stock; and (ii) no current 5% or greater stockholder may acquire any additional shares of common stock.

In September 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of common stock. At that time, the Board determined that such restrictions were not required to preserve the tax benefits of the Company’s NOLs. However, transactions by holders of over 5% of the Company’s common stock during the past three years necessitates the reinstatement of this control in order to ensure that the 50% change in ownership threshold is not exceeded which, under IRS rules, would severely limit the Company’s use of its NOLs.

All acquisitions of the Company’s common stock in violation of its charter prohibitions are null and void, and the Company is empowered to effectively reverse the effect of any such acquisitions.  The Company’s Board of Directors may, but is not required to, entertain requests for permission to exceed the limitations on stock acquisitions under circumstances it determines are not likely to jeopardize the Company’s ability to preserve and use its NOLs.

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

Of the Company’s unrecognized tax benefits of $4.9 million at March 31, 2010, $100,000 would decrease the Company’s effective tax rate if recognized. The Company expects that its unrecognized tax benefits will decrease by approximately $1.5 million within twelve months of the reporting date due to statute of limitations lapses.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of March 31, 2010, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s only tax jurisdictions. The years 2006 through 2009 and the years 2005 through 2009 remain open for Federal and California purposes, respectively, for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. If uncertainties resulting in valuation allowances can be favorably resolved, the Company expects to utilize Federal NOLs generated in 1995 through 1997 and in 1999, 2006, 2007 and 2009 in future years. In addition, the Company would expect to utilize California NOL generated in 2007 and 2009 in future years.

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

Note 10 - Commitments and Contingencies

Real Estate Matters

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees at various projects as of March 31, 2010. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Prior to the commencement of the trial that was scheduled for December 2, 2008, the District Court ruled that HRC can be held liable as a “current owner” of the site under applicable law. HRC applied to have that ruling certified for appeal. In March 2009, the District Court granted permission to hear HRC’s appeal and the appellate process commenced. Oral arguments are currently scheduled to be heard on June 9, 2010. HRC currently expects that it could take two to four months to complete the appellate process. There can be no assurance that HRC will receive a favorable ruling that it is not deemed to be a current owner of the site.  Once the appellate process is complete, the parties will return to the District Court within 30 to 60 days to commence a trial.

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

Note 11 — Stockholders’ Equity

As of March 31, 2010, total stockholders’ equity is $31.0 million, reflecting beginning stockholders’ equity of $33.4 million and net loss of $2.4 million during the three months ended March 31, 2010.

Note 12 — Stock Plan

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

During the three months ended March 31, 2010 and 2009, the Company issued a total of zero and 125,000 shares, respectively, of its common stock to three independent directors under the Director Fee Program, which is a component of the 1993 Plan. The Company is currently prohibited from issuing shares due to its bankruptcy proceedings. The 2009 restricted shares vested at a rate of 25% per quarter during 2009.

The Company did not grant any options during the three months ended March 31, 2010 and 2009. Pursuant to ASC 718-10, “Compensation — Stock Compensation,” the Company recorded zero and $18,000 of compensation expense during the three months ended March 31, 2010 and 2009, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the three months ended March 31, 2010 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, March 31	17,500	$21.58	(a)	5.85 years

Fully vested and exercisable at March 31	17,500	$21.58	(a)	5.85 years

Available for future grants at March 31	221,794

(a)           Adjusted for special dividend of $12.50

As of March 31, 2010, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 5.85 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at March 31, 2010 was zero.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This item contains forward-looking statements that involve risks and uncertainties as set forth in “Cautionary Statements About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Actual results may differ materially from those indicated in the forward-looking statements set forth below. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Status of Chapter 11 Cases

On October 27, 2009, California Coastal Communities, Inc. (“we”) and certain of our direct and indirect wholly-owned subsidiaries (collectively with us, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). The sole purpose of the Chapter 11 Cases is to restructure the debt obligations under our senior secured revolving credit agreement (“Revolving Loan”) and our senior secured term loan (“Term Loan”) for which KeyBank National Association (“KeyBank”) originally served as the agent to the lending syndicates. On February 26, 2010, KeyBank notified us and the lenders of their resignation as agent. Effective April 6, 2010, Wilmington Trust, FSB agreed to serve as agent for the syndicates. As of March 31, 2010, $81.7 million in principal amount was outstanding on the Revolving Loan and $99.8 million in principal amount was outstanding on the Term Loan. A major stockholder of the Company currently holds approximately 16% of the Revolving Loan and 19% of the Term Loan.

We and the other Debtors continue to operate our businesses and manage our properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have obtained the Bankruptcy Court’s approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. If the value of the Debtors’ assets and operations become materially impaired, our ability to continue as debtors-in-possession and to operate our business in the present mode could be jeopardized. During the three months ended March 31, 2010, we incurred costs totaling $1.3 million associated with the reorganization and have incurred total reorganization costs of $2.6 million through such date. We will continue to incur significant costs associated with the reorganization which are expected to adversely affect the results of our business operations.

On March 26, 2010, we filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court, neither of which has been approved by the Bankruptcy Court. The proposed joint plan provides for the extension of the Revolving Loan and the Term Loan to enable us to complete construction and sale of the homes at our Brightwater project. Throughout the Chapter 11 reorganization process we have tried to work with the various members of our lending syndicate to determine whether a consensual restructuring of the Revolving Loan and the Term Loan can be accomplished. However, a majority of our lenders are opposed to our plan and there can be no assurance that we and the other Debtors will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the creditors and other parties in interest.  A court hearing on the adequacy of the disclosure statement was held on May 12, 2010. We expect the Court to enter an order approving the disclosure statement containing certain revisions. The Court has scheduled a valuation hearing for July 15, 2010 and a plan confirmation hearing for July 28, 2010

We have maintained business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, we and the other Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. While the Bankruptcy Court has consistently approved all of our requests to continue wage and salary payments and other employment benefits to employees, as well as other related pre-petition obligations, to continue to construct and sell homes, and to pay certain pre-petition trade claims held by critical vendors with lien rights; there can be no assurance that our future requests will be approved. Our authorization to continue to use cash collateral and sell homes free and clear of liens with the consent of our lending syndicate is currently scheduled to terminate on June 30, 2010.

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

We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, and to meet our debt service and working capital requirements. However, our ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry, continued weakness in the California economy and negative publicity and prospective homebuyer concerns related to the bankruptcy. During the first three months of 2010, we generated five net sales orders at Brightwater, which is equal to net sales orders generated in the comparable period of 2009, and started construction of a limited number of speculative homes which are in greater demand in today’s market than contract homes that are constructed over a five to seven month period.

Due to cash requirements for ongoing home construction and debt amortization, our ability to meet future loan repayment requirements will depend on the results of the Chapter 11 Cases, as well as continued home sales at our Brightwater project.  Our goal is to restructure debt payments based on our current expectations for future sales over the next four years.  The inventories of resale homes in the Huntington Beach coastal zip codes have been declining, which reduces the supply of resale homes with which Brightwater may compete.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether modified financings can be obtained in order for us to meet our debt obligations. There can be no assurance that we will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to our ability to secure replacement financing and the terms of such financing if it is available. The current housing and jumbo mortgage markets also present significant uncertainty as to our ability to achieve sufficient positive cash flow from operations required to satisfy our debt obligations and meet financial covenant requirements.

While we are striving to restructure our debt through the Chapter 11 Cases, unless we are successful in amending and extending the terms of the Revolving Loan and Term Loan agreements, we do not believe that our cash, cash equivalents and future real estate sales proceeds will be sufficient to meet our debt obligations as currently structured or to meet anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements set forth above do not include any adjustments that might result from the outcome of this uncertainty.

Nasdaq Delisting

Our common stock is currently trading over-the-counter in the recently created OTCQB marketplace under the trading symbol “CALCQ.” The trading of our common stock in the over-the-counter market rather than on Nasdaq may negatively impact the trading price and the levels of liquidity available to our stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”

On October 28, 2009, we received a letter from Nasdaq notifying us that it had determined to delist our common stock from trading as a result of our commencement of the Chapter 11 Cases.  We appealed the Nasdaq determination on December 3, 2009 and, on December 29, 2009, the Nasdaq Hearings Panel granted our request to remain listed, subject to certain conditions, including (1) providing periodic updates as to the status of the Brightwater credit facilities restructuring efforts; and (2) emerging from the Chapter 11 process no later than April 26, 2010. On April 9, 2010, we received a delisting determination notice from the Nasdaq Hearings Panel informing us that our common stock would be delisted from the Nasdaq Stock Market as a result of our inability to emerge from the Chapter 11 process by the April 26 deadline. The Nasdaq Listings and Hearings Review Council subsequently denied our request to review the Nasdaq Hearings Panel’s determination and our common stock was delisted at the open of trading on April 27, 2010 when it commenced trading in the OTCQB marketplace.

We have filed an application with Nasdaq seeking the relisting of our securities on The Nasdaq Stock Market following our emergence from the Chapter 11 process.  In that regard, all companies, whether listed on Nasdaq or not, are required to satisfy the initial listing requirements upon emergence from a Chapter 11 process to qualify for listing.  While we presently plan to take all necessary steps to ensure our compliance with the applicable requirements, there can be no assurance as to whether or when our common stock will be relisted on Nasdaq.

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

In view of the continuing significant economic downturn in the housing market, during the remaining nine months of 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California.

During the remaining nine months of 2010, our primary goals will be to:

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

Our total revenues for the three months ended March 31, 2010 and 2009 were $3.0 million and $12.8 million, respectively. For the three months ended March 31, 2010 and 2009, we delivered two and seven homes, respectively. Our total assets as of March 31, 2010 and December 31, 2009 were $249.0 million and $249.9 million, respectively, with Brightwater and other nearby properties constituting $238.6 million (96% of total assets) and $234.8 million (94% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,300 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 5 and 6 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of March 31, 2010, we had $204.0 million of debt against $31.0 million of book equity.

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

Homebuilding Outlook and Operating Strategy

The financial crisis and economic recession that worsened in 2008 and exacerbated the existing downturn in the homebuilding market persisted throughout 2009 and has continued through the first quarter of 2010. Specifically, the credit markets and the mortgage industry experienced a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. This disruption on the credit markets has made it more difficult for homebuyers to obtain acceptable financing, particularly for jumbo-mortgages. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, particularly given the supply of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and our competitors throughout 2009 and the first quarter of 2010. While there have been signs of improvement in the economy and financial markets during the first quarter of 2010, weakness in the homebuilding environment continued as unemployment remains at very high rates, and is expected to continue throughout the year.

Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise throughout 2009 in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 13.0% at the end of the first quarter of 2010 compared with 11.2% at the end of the first quarter of 2009, while the unemployment rate in Orange County was 10.1% in March 2010 compared with 8.5% in March 2009. These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the first quarters of 2010 and 2009.  We believe that the weak demand we are experiencing, particularly for homes over $1.5 million, reflects the excess supply of higher end homes in the Huntington Beach market as well as homebuyers’ reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom, that economic conditions have stabilized and that our company will successfully emerge from Chapter 11. However, the inventories of resale homes in the Huntington Beach coastal zip codes have been declining, which reduces the supply of resale homes with which Brightwater may compete, and the jumbo-mortgage market is showing signs of gradual improvement. There can be no assurance that these trends will continue.

During 2009, the California home-buyer tax credit enacted early in the year (which did not contain income or first-time buyer restrictions and was limited to new homes) appears to have boosted demand somewhat; however, the federal stimulus plan has not had much impact on sales at our Brightwater project due to its income and first-time buyer restrictions. As of August 31, 2009, all of the $100 million in California tax credits had been issued. On March 25, 2010, an additional $200 million of funding was approved by the State of California which will provide up to a $10,000 credit to first-time homebuyers or those purchasing a newly built home starting May 1, 2010.

While we have begun to see some positive signs that these negative trends in the overall economy are moderating, such as rising stock markets and fewer new unemployment claims, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery. We anticipate that the overhang of bank-owned homes will continue to bloat the market throughout 2010 as lenders seek to unload their inventory of foreclosed homes. We believe the current conditions may improve during 2010; however there can be no assurance in that regard.  In addition, we expect that market conditions will remain challenging and we expect that our operations may sustain periodic losses until the homebuilding industry and economy, as a whole, demonstrate a sustained rebound. Further, until we are able to restructure our Revolving Loan and Term Loan debt through the Chapter 11 Cases, prospective buyers may be reluctant to purchase a home and we may continue to experience slower sales.

We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, throughout 2009, the interest rates on jumbo mortgages were significantly greater than interest rates on conforming mortgages, with spreads approximating 1% compared with historical spreads in the range of only .25% to .35%. As of April 2010, the spread has narrowed to approximately .50% to .80%. Mortgage market liquidity issues and more stringent underwriting criteria have impeded some of our home buyers from closing escrow, while others have found it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could remain depressed or slow further until these markets improve.

In response to the ongoing crisis in the housing market and national credit markets, during the first three months of 2010 we:

•                  continued offering incentives for all of our homes in order to reduce inventory at Brightwater; and

•                  filed a proposed disclosure statement and proposed joint plan of reorganization for relief under Chapter 11 in the Bankruptcy Court in order to restructure approximately $182 million of indebtedness related to our Brightwater project.

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

As the housing market downturn persists, we will continue to adjust and reevaluate our operating strategy in an effort to reduce standing inventories while monitoring our margins and liquidity. Recognizing the challenges presented by the downturn in the homebuilding market, our current operating strategy includes:

•                  continuing to adjust our cost structure to today’s market conditions by controlling our headcount and overhead and rebidding subcontracts and materials in line with reduced demand;

•                  exercising tight control over cash flows;

•                  changing sales and marketing efforts to generate additional traffic;

•                  offering incentives and price reductions to reduce standing inventories and achieve acceptable levels of sales volume and cash flow;

•                  continuing to limit construction starts to align product available for sale with sales activity; and

•                  seeking to balance our short-term goal of selling homes in a depressed market and our long-term goal of maximizing the value of our communities.

During the first three months of 2010 and 2009, we delivered two and seven homes, respectively. As of May 10, 2010, six additional homes have been delivered, bringing year-to-date deliveries to eight homes, and seven additional homes are in escrow, as discussed further under Item 1—Business--Our Current and Future Homesites above.

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

While we generated 31 net sales orders in the first nine months of 2009, we generated only two net sales orders at Brightwater during the fourth quarter of 2009. We believe the deceleration in sales pace for the fourth quarter of 2009 primarily reflects the negative impact of the Chapter 11 announcement in October 2009. Our pace of sales since December 31, 2009 remained slow, with only five net sales generated through March 31, 2010. We anticipate that sales pace will continue to be negatively impacted until we successfully implement a Chapter 11 plan of reorganization.

We expect that market conditions may continue to be challenging throughout 2010, as unemployment rates remain elevated, foreclosure activity continues to be significant and consumer confidence continues to be eroded. Although substantially reduced home prices and relatively low consumer mortgage interest rates have improved housing affordability, many potential homebuyers remain tepid about purchasing a home in this unstable economic environment. This demand-side dynamic, in conjunction with a high level of foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006.

While it is difficult to predict when a housing market and economic recovery will occur, we believe we have responded with the right strategies to the current and expected near-term housing market environment. We continue to evaluate additional operating and financing strategies to position ourselves for future opportunities. Longer term, we believe favorable demographics and population growth in southern California and a continuing desire for home ownership will drive demand for new homes in our markets, which will allow us to capitalize on the recovery in those markets when it occurs.

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

Finally, our operating results during 2010 could be adversely affected if housing, credit market, or general economic conditions deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, greater availability of jumbo-mortgage financing, and the restoration of consumer confidence that can support a decision to buy a home.

Our Current and Future Homesites

Our homebuilding operations include active projects in the Huntington Beach area of Southern California.  We delivered two homes (one Cliffs and one Breakers) during the three months ended March 31, 2010, compared with seven deliveries (one Sands, one Cliffs, three Breakers and two inland projects homes) during the comparable period in 2009. We acquired no single-family residential lots during the three months ended March 31, 2010 and 2009 and we have no contracts to acquire land or lots.

The following chart describes our current projects, their location and our lot and standing home inventories as of March 31, 2010:

Project	Location	Commenced Sales	Models (b)	Backlog	Standing Inventory	Specs Under Construction	Remaining Lots	Total Lot Inventory
Brightwater in Orange County (a):
The Trails	Huntington Beach	2007	4	5	1	3	20	33
The Sands	Huntington Beach	2007	4	1	2	3	53	63
The Cliffs	Huntington Beach	2008	4	5	1	—	89	99
The Breakers	Huntington Beach	2008	5	1	2	1	87	96
Subtotal—Orange County			17	12	6	7	249	291
Lancaster:
Unimproved lots	Lancaster	(c)	—	—	—	—	73	73
Total—All Projects			17	12	6	7	322	364

(a)          Land acquired in 1970; commenced construction in 2006.

(b)         We sold our 17 Brightwater models to an independent third-party investor on December 31, 2008; however, the transaction is accounted for as a financing and therefore those homes are included in our home inventories.

(c)          To be determined subject to market conditions.

As of March 31, 2010, we had standing inventory of six Brightwater homes. During the three months ended March 31, 2010, net new orders decreased to five homes compared with seven homes during the comparable period in 2009 due to the absence of sales activity at our inland projects compared with the first quarter 2009. Cancellations as a percentage of new orders were 38% during the three months ended March 31, 2010, compared with approximately 30% during the comparable period in 2009. Backlog as of March 31, 2010 increased to 12 homes compared with eight homes as of March 31, 2009, reflecting five more Brightwater homes in escrow as of March 31, 2010, including four more of the larger Cliffs and Breakers homes.

Brightwater at Bolsa Chica

Brightwater is our coastal Orange County residential community, located on 105 acres of the Bolsa Chica mesa in the City of Huntington Beach, approximately 35 miles south of downtown Los Angeles. Brightwater was annexed into the City of Huntington Beach in 2008. Brightwater offers a broad mix of home choices averaging 2,860 square feet and ranging in size from 1,710 square feet to 4,339 square feet. Located near Pacific Coast Highway and overlooking the Pacific Ocean, Huntington Harbor and the restored 1,300-acre Bolsa Chica Wetlands, 63 of the 356 homes at Brightwater will have unobstructed ocean and/or wetlands views.

Brightwater is the largest property in our portfolio and, along with other nearby properties (including a five-acre parcel in the process of entitlement), comprises substantially all of our real estate inventories as of March 31, 2010. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. As of March 31, 2010, we have delivered an aggregate of 65 homes (excluding the 17 model homes) at Brightwater, including 29, 16, 10, and 10 homes at The Trails, The Sands, The Cliffs, and The Breakers, respectively.

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

•                  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $200,000 per lot. As of March 31, 2010, approximately 76% of these lot improvement costs have already been incurred.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $125 to $140 per square foot.

•                  Indirect costs are expected to approximate 3% of sales revenues.

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 5% to 22% due to our low carrying value in Brightwater. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 12% to 22%, while gross margins at The Trails and The Sands are currently expected to approximate 5% to 14%. The decrease in expected margins reflects expected increases in interest rates in connection with restructuring our debt, price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers.

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

Deliveries for the three months ended March 31, 2010 and 2009 were as follows:

		Deliveries
		March 31,
	Location	2010	2009

Brightwater
The Sands	Huntington Beach	—	1
The Cliffs	Huntington Beach	1	1
The Breakers	Huntington Beach	1	3

		2	5

Inland Empire/Lancaster
Completed Projects	Various	—	2

		2	7

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes in February 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered 31 homes at an average price of $1.2 million (including three Breakers view homes averaging $3.2 million), or approximately $539 per square foot, during the year ended December 31, 2009. During the three months ended March 31, 2010, we delivered two homes at an average price of $1.5 million, or approximately $430 per square foot. As of May 10, 2010, seven Brightwater homes (including two homes with wetland and ocean views) are in escrow at an average price of $1.5 million, or approximately $542 per square foot, and 15 additional homes are completed or under construction and have been released for sale.

The Trails and The Sands

We did not deliver any homes at The Trails and The Sands during the three months ended March 31, 2010. During the comparable period of 2009 we delivered one Sands home and generated $1.1 million in revenue and gross operating margins of 26.4%. We delivered an additional four Trails homes during May 2010 at an average price of $853,000. Homes at The Trails and The Sands are presently being offered at prices ranging from $810,000 to $1.0 million. As of May 10, 2010, three homes are in escrow at The Trails and The Sands, six homes are completed and unsold, and five homes are under construction and unsold.

The Cliffs and The Breakers

We delivered two and four homes at The Cliffs and The Breakers during the three months ended March 31, 2010 and 2009, respectively, and generated revenue of $3.0 million and $11.1 million, respectively, and gross operating margins of 12.1% and 33.0%, respectively. Three of the four homes delivered during the first quarter of 2009 were view homes with an average sales price of $3.2 million. The decrease in margins reflects the absence of view premiums for the two homes delivered during the first quarter of 2010, expected increases in interest rates in connection with restructuring our debt, price reductions required to be competitive under current market conditions, and greater use of third-party real estate brokers. We delivered an additional two Cliffs homes during April and May 2010 at an average price of $1.3 million. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.3 million to $3.2 million for 2,724 to 4,339 square foot homes. As of May 10, 2010, four homes are in escrow at The Cliffs and The Breakers, three homes are completed and unsold, and one home is under construction and unsold.

The Ridge

We are pursuing entitlement for 22 homes averaging 3,500 square feet in the City of Huntington Beach near our existing Brightwater project. Entitlement of these lots is subject to approval by the City of Huntington Beach and the California Coastal Commission, and is currently expected to take two to three years.  On April 27, 2010 the City of Huntington Beach Planning Commission approved The Ridge project and it is currently expected to be presented to the City Council for their approval in July 2010.

Lancaster.  In April 2005, we acquired 73 unentitled lots in the City of Lancaster in northern Los Angeles County through a subsidiary of Hearthside Homes, Inc. We have deferred the construction start for this 73-unit project, which has no recorded loan, until sales activity in this market improves significantly. The tentative map for this project is prepared, but we have delayed filing for approval in order to defer the entitlement fees required to be paid at the time of filing.

Critical Accounting Policies and Estimates

In the preparation of the Consolidated Financial Statements, we applied accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies and estimates that we believe are critical and require the use of complex judgment in their application. In particular, our critical accounting policies and estimates include the evaluation of the impairment of long-lived assets and the evaluation of the probability of being able to realize the future benefits indicated by our significant federal tax net operating losses, as discussed further in Notes 3, 4 and 9 to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

We recorded inland project impairment charges totaling zero and $3.2 million during the three months ended March 31, 2010 and 2009, respectively.

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

We evaluated our Brightwater project for impairment as of December 31, 2009, and determined that no impairment was indicated based on our projection of the project’s future cash flows, including projected revenues, costs and gross margin.  We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs.  Our relatively lower book basis in Brightwater of $233.5 million as of March 31, 2010, is due in part to a fair value adjustment recorded in September 1997 under “Fresh Start” accounting.  Since 1997, we have recorded no impairment charges for Brightwater, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services.  Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced average future projected gross margins for the project from approximately 30%-40% in 2007 to 6%-33% as of December 2009 and 5%-22% as of March 2010.  The decrease in expected margins also reflects greater expected use of third-party real estate brokers, particularly in the near-term, and expected increases in interest rates in connection with restructuring our debt.

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

In our analysis, we noted that the Brightwater project in Huntington Beach is in a mature housing market with very limited new home construction and a low supply of comparable resale homes with views or competitive features.  Further, Huntington Beach has consistently outperformed other coastal Orange County cities with average market times of four months compared with seven to eight months in neighboring coastal cities. Notably, since August 2009, supply at the $1.0 million to $1.5 million level has declined from nine months to five months as of May 2010. During the same time period, supply has declined from 21 months to 16 months at the $2.0 million and above level. In January 2009, the City of

Huntington Beach’s credit rating was raised, reflecting the city’s built-out nature and expected economic resilience of the city’s households.  Huntington Beach is in coastal Orange County which is the subject of two widely respected annual economic forecasts which expect an increase in median home prices in 2010 and an increase in demand due to improved affordability.  Therefore, market data support our assumption that our Brightwater project in Huntington Beach will fare better than most surrounding Orange County communities and significantly better than projects in inland areas, resulting in reasonable expectations of price increases in future years given the limited supply of new homes along the coast of Southern California.

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

We believe that the accounting for the impairment of long-lived assets is a critical accounting policy because the valuation analysis involves a number of assumptions that may differ from actual results and the impact of recognizing impairment losses has been material to our Consolidated Financial Statements. The critical assumptions in our evaluation of potential impairment of real estate inventories included projected sales prices, anticipated sales pace within each community, and applicable discount rates, any of which could change materially as economic conditions change.

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

On October 27, 2009, we filed Chapter 11 Petitions in the Bankruptcy Court. Due to uncertainties regarding the resolution of our Chapter 11 Cases and our ability to utilize our NOLs in the future, during 2009 we recorded a valuation allowance for the remaining amount of our net deferred tax assets. We recorded an additional valuation allowance of $1.0 million during the first quarter of 2010 related to deferred tax assets generated during the quarter.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.03% as of May 2010) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains existing as of the ownership change date. We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 29% as of May 10, 2010, as computed in accordance with Section 382. In the event of an ownership change, our use of our NOLs may be limited.

On May 13, 2010, we reinstated a ban on acquisitions of additional shares of our Common Stock, under certain circumstances, in order to preserve the tax benefits of our $164 million of NOLs.  In accordance with provisions of our charter documents, unless we have previously consented in writing (i) no stockholder may acquire shares in an amount that would cause the stockholder to own 5% or more of the common stock; and (ii) no current 5% or greater stockholder may acquire any additional shares of common stock.

All acquisitions of our common stock in violation of our charter prohibitions are null and void, and we are empowered to effectively reverse the effect of any such acquisitions.  Our Board of Directors may, but is not required to, entertain requests for permission to exceed the limitations on stock acquisitions under circumstances it determines are not likely to jeopardize our ability to preserve and use our NOLs.

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

Litigation Reserves

We and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business and regarding assets and businesses disposed of by us or our former affiliates. See Notes 8 and 10 to our Consolidated Financial Statements beginning on page 5. We have reserved for costs expected to be incurred with respect to these cases based upon information provided by our legal counsel. There can be no assurance that total litigation costs actually incurred will not exceed the amount of such reserve.

Recent Accounting Pronouncements

See discussion regarding New Accounting Pronouncements in Note 3 to the Consolidated Financial Statements.

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

The following tables set forth key operating and financial data for our homebuilding operations for the three months ended March 31, 2010 and 2009.

Backlog as of March 31

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
12	8	50.0%	$15.8	$9.1	73.6%	$1,319	$1,134	16.3%

Homes Delivered
Three Months Ended March 31

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
2	7	(71.4)%	$3.0	$12.8	(76.6)%	$1,500	$1,829	(18.0)%

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

We reported revenues of $3.0 million and gross operating profit of $400,000 for the first quarter of 2010, compared with $12.8 million in revenues and gross operating profit of $800,000 for the first quarter of 2009. Revenues in the current period reflect deliveries of two Brightwater homes. The comparable period of the prior year reflects deliveries of seven homes, including five homes at Brightwater and two inland homes. Gross operating profit for the first quarter of 2009 includes a non-cash impairment charge of $3.2 million, reflecting a fair value write-down for an inland project in Beaumont which was disposed on September 30, 2009.

We generated $3.6 million less in gross operating profit before impairment charges from home sales as a result of delivering only two homes at Brightwater which generated a 12.1% gross margin, compared with five Brightwater deliveries which generated a 32.2% gross margin during the comparable period in 2009. The decrease in gross margin reflects the fact that three of the five Brightwater homes delivered during the first quarter of 2009 included view premiums, compared with none in the first quarter of 2010. In addition, the decrease in gross margin during the first quarter of 2010 reflects expected increases in interest rates in connection with restructuring our debt as well as sales price reductions offered in response to the continuing difficult conditions in the housing market and greater use of third-party brokers.

Reorganization costs of $1.3 million during the first quarter of 2010 reflect legal and professional fees and other costs associated with the Chapter 11 bankruptcy proceedings.

The $700,000 decrease in interest expense compared with the first quarter of 2009 primarily reflects the absence of various inland projects which were sold or disposed in 2009 for which we are no longer incurring period costs.

Payments Under Contractual Obligations

Our purchase contracts which are made in the normal course of our homebuilding business for land acquisition and construction subcontracts are generally cancelable at will. Other contractual obligations including our tax liabilities, accrued benefit liability for a frozen retirement plan and other accrued pensions, home warranty reserves and contingent indemnity and environmental obligations are estimated based on various factors. Payments are not due as of a given date, but rather are dependent upon the incurrence of professional services, the lives of annuitants and other factors. The estimation process involved in the determination of carrying values of these obligations is inherently uncertain since it requires estimates as to future events and contingencies. We have provided additional disclosure below in Part II — Item 1 — Legal Proceedings, and in Note 10 to our Consolidated Financial Statements above.

Liquidity and Capital Resources

On September 28, 2009, we received a notice of an event of default from the agent to the lending syndicate with respect to the loan-to-value covenant of the Revolving Loan that would give rise to the right to accelerate the indebtedness under the Revolving Loan and Term Loan. In addition, on October 1, 2009, we received a notice of an event of default with respect to our nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the Revolving Loan that would also give rise to the right to accelerate the indebtedness under the Revolving Loan and Term Loan. As of March 31, 2010, $81.7 million and $99.8 million of principal was outstanding under the Revolving Loan and Term Loan, respectively.

The filing of the Chapter 11 Petitions on October 27, 2009, also constituted events of default under the Revolving Loan and the Term Loan that can trigger acceleration of the indebtedness.  However, the filing of the Chapter 11 Petitions automatically stayed those actions against us and the other Debtors.  Under the terms of Bankruptcy Court orders, we have continued to pay interest on the outstanding principal balance at pre-default interest rates.

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

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Three Months Ended
	March 31,
	2010	2009
Cash and cash equivalents	$4.7	$8.4
Cash (used in) provided by operating activities	(4.2)	5.5
Cash provided by financing activities	—	0.6

The principal assets in our portfolio are residential lots which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects and available internal funds. Our unrestricted cash and cash equivalents as of March 31, 2010 aggregated $4.7 million, the use of which is subject to the Bankruptcy Court’s interim cash collateral order.

Since the filing of the Chapter 11 Cases we have only been paying interest under the Term and Revolving Loans as we continue to seek approval of our plan of reorganization to change principal payment schedules and to extend maturities.

March 31, 2010 Compared with December 31, 2009

Cash used in operating activities of $4.2 million for the first quarter of 2010 primarily reflects investments in Brightwater of $5.8 million, general and administrative costs of $1.4 million and restructuring costs of $1.3 million, which were partially offset by net proceeds from sales of $2.8 million and the increase in accounts payable and accrued liabilities discussed below.

The $1.5 million increase in accounts payable and accrued liabilities primarily reflects an increase of $700,000 for accrued reorganization costs, and increases in accrued amounts for other professional fees and Brightwater project construction.

Off Balance Sheet Financing

In the ordinary course of business, we may enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of March 31, 2010, we have no land option deposits and no third party guarantees.

We also may acquire land and conduct residential construction activities through participation in joint ventures in which we hold less than a controlling interest. Through joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future home sites. The use of joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. While we view the use of unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.

Under the requirements of ASC 810, “Consolidation” (“ASC 810”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with ASC 810, we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of March 31, 2010, we had no deposits with VIEs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of March 31, 2010, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.8 million.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

See Notes 8 and 10 to the Consolidated Financial Statements above, and Item 1 - Business - Corporate Indemnification Matters and Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.    Exhibits.

10.05	California Coastal Communities, Inc. 401(k) Plan and Trust Agreement dated effective April 30, 2010.
31.1	Section 302 Certificate of Raymond J. Pacini, Chief Executive Officer of California Coastal Communities, Inc.
31.2	Section 302 Certificate of Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.
32.1	Section 906 Certificate of Raymond J. Pacini, Chief Executive Officer and Sandra G. Sciutto, Chief Financial Officer of California Coastal Communities, Inc.*

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

Date: May 13, 2010	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer