Form 10-Q
period 2010-06-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2010-08-16
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010 there were 10,995,902 shares of Common Stock, par value $.05 outstanding

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

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

These forward-looking statements include, but are not limited to:

•                  the impact, effect and eventual result of the Chapter 11 Cases in refinancing or restructuring our debt obligations under the Revolving Loan and Term Loan and raising additional capital;

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the unpredictability of the Chapter 11 bankruptcy process; the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis, inflation and the recession; our ability to comply with the covenants and amortization schedules contained in our debt facilities after we emerge from bankruptcy; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes, declining home prices, and increased foreclosure and short sale activity; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital, including access under our existing credit facilities; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the description of trends and other factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Form 10-Q and in our Form 10-K for the year ended December 31, 2009 together with the “Risk Factors” set forth therein. You should also read the following “Consolidated Financial Statements” and the related notes.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$6.3	$8.9
Restricted cash	0.8	0.8
Real estate inventories	232.7	235.4
Other assets, net	3.2	4.8

	$243.0	$249.9
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$5.9	$2.9
Model home financing	22.5	22.5
Other liabilities	0.5	0.4

Total liabilities not subject to compromise	28.9	25.8

Liabilities subject to compromise:
Accounts payable and accrued liabilities	1.0	0.9
Revolving loan	81.7	81.7
Term loan	99.8	99.8
Other liabilities	8.3	8.3

Total liabilities subject to compromise	190.8	190.7

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 shares issued and outstanding	0.5	0.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.5	59.5
Accumulated deficit	(34.1)	(24.0)
Accumulated other comprehensive loss, net	(2.6)	(2.6)
Total stockholders’ equity	23.3	33.4

	$243.0	$249.9

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Homebuilding	$7.7	$10.5	$10.7	$23.3
Land sales	1.4	—	1.4	—
	9.1	10.5	12.1	23.3

Costs of sales:
Homebuilding	7.4	8.6	10.0	17.4
Land sales	—	—	—	—
Loss on impairment of real estate inventories	6.0	—	6.0	3.2
	13.4	8.6	16.0	20.6

Gross operating (loss) profit	(4.3)	1.9	(3.9)	2.7

Selling, general and administrative expenses	0.8	1.0	2.2	2.5
Reorganization costs	2.4	—	3.7	—
Interest expense	—	0.1	—	0.8
Gain on debt restructuring	—	—	—	(20.7)
Other expense, net	0.2	0.3	0.3	0.7

(Loss) income before income taxes	(7.7)	0.5	(10.1)	19.4

Income tax expense (benefit)	—	7.8	—	15.5

Net (loss) income	$(7.7)	$(7.3)	$(10.1)	$3.9

Net (loss) earnings per common share:

Basic and diluted	$(0.70)	$(0.66)	$(0.92)	$0.36

Common equivalent shares:

Basic and diluted	11.0	11.0	11.0	11.0

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(10.1)	$3.9
Adjustments to reconcile net loss to cash used in operating activities:
Gain on debt restructuring	—	(20.7)
Model homes depreciation	0.1	0.2
Deferred taxes	(3.4)	7.9
Deferred tax asset valuation allowance	3.4	7.6
Gains on sales of real estate inventories and land	(2.1)	(5.9)
Loss on impairment of real estate inventories	6.0	3.2
Proceeds from sale of real estate inventories and land, net	11.6	22.6
Increase in real estate inventories	(11.9)	(16.1)
Accrued reorganization costs	1.8	—
Changes in assets and liabilities:
Decrease in other assets	0.7	2.0
Increase in accounts payable, accrued and other liabilities	1.3	3.0

Cash (used in) provided by operating activities	(2.6)	7.7

Cash flows from investing activities:
Change in restricted cash	—	0.4

Cash provided by investing activities	—	0.4

Cash flows from financing activities:
Borrowings of revolving loan	—	22.1
Repayments of revolving loan	—	(16.1)
Repayments of term loan	—	(5.1)
Repayments of other project debt	—	(1.1)
Deferred financing costs	—	(0.2)

Cash used in financing activities	—	(0.4)

Net (decrease) increase in cash and cash equivalents	(2.6)	7.7

Cash and cash equivalents - beginning of period	8.9	2.3

Cash and cash equivalents - end of period	$6.3	$10.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$0.1
Cash paid during the period for reorganization items	1.9	—

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$1.0	$1.2
Decrease in project debt and accrued liabilities due to debt restructuring	$—	$28.7

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited Consolidated Financial Statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the current year’s previously issued Quarterly Report on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

Going Concern and Financial Reporting in Reorganization

While the Company is striving to replace its senior secured revolving credit agreement (“Revolving Loan”) and senior secured term loan agreement (“Term Loan”) debt with the new financing commitment (see Note 2 below) through the Chapter 11 reorganization process (also described below in Note 2), there can be no assurance that the Company will be able to successfully execute such plan. Unless the Company is successful in executing such plan, or otherwise amending and extending the terms of the Revolving Loan and Term Loan agreements, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet its current debt obligations under the current terms of the existing Revolving Loan agreement and Term Loan agreement as described in Notes 5 and 6, in addition to meeting anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern unless the Company is successful in replacing or restructuring its Revolving Loan and Term Loan debt through confirmation of a plan of reorganization in the Chapter 11 Cases, including a plan that implements the New Financing and Additional Capital. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 reorganization process described below, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as “debtors-in-possession” under Chapter 11, the Company and the other Debtors described below may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, in amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the historical consolidated financial statements. The accompanying Consolidated Financial Statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

Plans of Management

On March 26, 2010, the Company filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court and a hearing on the adequacy of the disclosure statement was held on May 12, 2010. Subsequently, on June 18, 2010, the Company obtained a financing commitment from Luxor Capital Group, LP (“Luxor”) to provide $184 million of new debt financing (the “New Financing”) that, if funded, will be used to repay the $81.7 million outstanding on the Revolving Loan, the $99.8 million outstanding on the Term Loan, and to fund operations. In light of the New Financing, the Company filed a revised disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court on July 2, 2010.  On July 28, 2010, the Company filed a further amended disclosure statement, disclosing that the Company has agreed that the definitive documentation for the New Financing will require, as a condition to closing, that the Company obtains an additional $15 million of financing in the form of (i) indebtedness that would be subordinated to the New Financing; (ii) equity; or (iii) a combination of debt and equity (the “Additional Capital”).  Prior to the amendment of the disclosure statement and plan, the Court had scheduled a plan confirmation hearing for August 12, 2010, which will be rescheduled.  The outside closing date for the New Financing is August 31, 2010. There can be no assurance that the Company will be able to complete the New Financing or raise the Additional Capital, or that the Company and the other Debtors will be able to successfully confirm, consummate and execute their plan of reorganization with respect to the Chapter 11 Cases in a manner that is acceptable to the Bankruptcy Court and the creditors and other parties in interest.

The Company and the other Debtors continue to operate their business as debtors-in-possession. The Company has incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect the Company’s results of operations. During the six months ended June 30, 2010, the Company incurred reorganization costs aggregating approximately $3.7 million and has incurred total reorganization costs of $5.0 million through such date.

The Company has maintained business operations through the reorganization process. The Company’s liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on its activities, limitations on financing and the requirement of obtaining Bankruptcy Court approval for various matters. In particular, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes; and to pay certain pre-petition trade claims held by critical vendors with lien rights. The Company’s authorization to continue to use cash collateral and to sell homes free and clear of liens is currently scheduled to terminate on September 8, 2010.

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

The Company depends on cash flows generated from operations to fund its Brightwater development, and to meet its debt service and working capital requirements. However, the Company’s ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry, continued weakness in the California economy, and negative publicity and prospective homebuyer concerns related to the Chapter 11 Cases. While the Company generated 31 net sales orders in the first nine months of 2009, it generated only two net sales orders at Brightwater during the fourth quarter of 2009, which the Company believes reflects the negative impact of the Chapter 11 Cases, as well as the seasonal slowdown in sales. Thus far in 2010, the pace of sales has continued to be adversely impacted by the Chapter 11 Cases, with only eight net sales orders generated through August 2, 2010 compared with 20 net sales orders during the comparable period of 2009.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether the Additional Capital or modified or new financings can be obtained in order for the Company to meet its debt obligations before and after it emerges from bankruptcy. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to the ability of the Company to obtain the Additional Capital which is a condition of the New Financing, secure other additional financing and the terms of such Additional Capital or additional financing if it is available. The current housing and mortgage markets also present significant uncertainty as to the Company’s ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 5 and 6 for further discussion.

Based on Brightwater sales in 2009 and the first half of 2010, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet its current debt obligations under the current terms of the existing Revolving Loan Agreement and Term Loan Agreement as described in Notes 5 and 6, in addition to its anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern unless the Company is successful in replacing or restructuring its Revolving Loan and Term Loan debt through confirmation of a plan of reorganization in the Chapter 11 Cases, including a plan that implements the New Financing and Additional Capital. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Reorganization Costs

Reorganization costs include legal and professional fees incurred in connection with the Chapter 11 Cases. During the three and six months ended June 30, 2010, the Company incurred $2.4 million and $3.7 million, respectively, of reorganization costs and paid approximately $1.2 million and $1.9 million, respectively, of such costs. The Company has incurred total reorganization costs of $5.0 million from October 2009 through June 30, 2010.

Nasdaq Delisting

The Company’s common stock was delisted from the Nasdaq Stock Market at the open of trading on April 27, 2010 as a result of the Company’s inability to emerge from the Chapter 11 process by April 26.  Since that time, the Company’s common stock has been trading over-the-counter in the OTCQB marketplace under the trading symbol “CALCQ.” The trading of the Company’s common stock in the over-the-counter market rather than on Nasdaq may negatively impact the trading price and the levels of liquidity available to its stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make the Company’s common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”

The Company has filed an application with Nasdaq seeking the relisting of its securities on The Nasdaq Stock Market following the Company’s emergence from the Chapter 11 process.  In that regard, all companies, whether listed on Nasdaq or not, are required to satisfy the initial listing requirements upon emergence from a Chapter 11 process to qualify for listing.  Given the substantially lower costs associated with trading on the OTCQB and that the trading, volume and liquidity of the Company’s common stock does not appear to have been impaired since it commenced trading in the OTCQB marketplace, the Company is considering whether to remain on the OTCQB following emergence from the Chapter 11 process.

Note 3 - Significant Accounting Policies

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. Certain of the Company’s wholly-owned subsidiaries are members in joint ventures which were involved in the development and sale of a residential project and residential loan production. The Company currently has an interest in one inactive joint venture in which the Company has a controlling or majority economic interest, and thus is controlled by the Company and is consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method when the Company does not have voting or economic control of the venture operations, as further described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Subsequent Events

In the preparation of this Quarterly Report on Form 10-Q, the Company evaluated events for accounting treatment and disclosure that occurred after the balance sheet date but before the financial statements were issued or were available to be issued. See Note 2 for discussion regarding the Chapter 11 Cases.

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether the New Financing described above can be completed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising the Additional Capital and other capital. There can be no assurance that the Company will be successful in any of these endeavors. The limited credit availability for small businesses presents uncertainty as to the ability of the Company to secure additional financing and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations. See Notes 5 and 6 below for further discussion.

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

During the three months ended June 30, 2010, the Company recorded an impairment charge of $6.0 million with respect to its Brightwater project. See Note 4 — Real Estate Inventories. During the comparable periods in 2009, the Company recorded zero Brightwater project impairment charges and inland project impairment charges totaling zero and $3.2 million, respectively.

In making its determination to record a Brightwater project impairment, the Company has incorporated various market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories in accordance with ASC 360-10-35, in developing estimated future cash flows for impairment testing for its real estate inventories. The Company’s assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company’s estimates of future cash flows. For those communities deemed to be impaired, the Company determines fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

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

Fair Value of Financial Instruments

The Company adopted ASC 820-10 “Fair Value Measurements and Disclosures,” as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. Due to the Chapter 11 Cases and current default status of the Company’s Revolving Loan and Term Loan, the carrying amounts of the debt may not approximate fair value as of June 30, 2010. Accordingly, the fair value of debt that is included in liabilities subject to compromise in the Company’s consolidated balance sheets cannot be reasonably determined as of June 30, 2010, as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court. The Company has been notified that purchase/sale transactions involving the Revolving Loan and Term Loan have occurred between certain members of the loan syndicates and other financial or investment institutions. However, it is not practicable for the Company to determine the fair value of the Revolving Loan and Term Loan as the transactions are occurring in a private market.

The following table summarizes the Company’s fair value measurements at June 30, 2010 (in millions):

Description	Fair Value Hierarchy	Fair Value	Impairment Charges for the Six Months Ended June 30, 2010
Real estate inventories	Level 3	$227.0	$6.0

In accordance with ASC 360, real estate inventories with a carrying value of $233.0 million were determined to be impaired during the three months ended June 30, 2010, and were written down to their estimated fair value of $227.0 million, resulting in an impairment charge of $6.0 million. See “Impairment of Real Estate Inventories” above and Note 4 — Real Estate Inventories.

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

During the three and six months ended June 30, 2010, the Company recorded valuation allowance adjustments on deferred tax assets totaling $2.4 million and $3.4 million, respectively. During the comparable periods in 2009, the Company recorded valuation allowance adjustments on deferred tax assets totaling $7.6 million and $7.6 million, respectively. See Note 9—Income Taxes.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and its future projected taxable income. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. Additionally, there are critical uncertainties as to whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets. If the Company utilizes a portion of its NOLs or certainty increases regarding the Company’s use of its NOLs due to projected results of operations and there is objectively verifiable evidence to support the expected realization of a portion of its deferred tax assets, an adjustment to the Company’s valuation allowance may be recorded to reflect greater expected utilization. In addition, in the event of an ownership change which could result from the Company’s emergence from Chapter 11 under the proposed plan of reorganization, the utilization of tax net operating losses in the carryforward period is likely to be materially jeopardized.

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

Note 4 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater, along with a five-acre project being planned for 22 homes, in Huntington Beach in coastal Orange County and one inland community in Lancaster in Los Angeles County planned for 73 homes. As of June 30, 2010, real estate inventories aggregated 283 lots and homes, including 17 model homes, nine standing inventory homes completed and unsold, one home completed and in escrow, and five homes under construction and in escrow. Real estate inventories at June 30, 2010 included $232.1 million recorded for 266 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community as well as a five-acre project outside the Brightwater community, which are located on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. The additional recorded value in real estate inventories reflects 73 lots at the Company’s subsidiary’s inland project in Lancaster, California. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

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

During the second quarter of 2010, a non-Debtor subsidiary of the Company sold a 60-acre parcel of land in Huntington Beach, California which was encumbered by an oil lease and a conservation easement for $1.4 million.

During the three months ended June 30, 2010, the Company recorded an impairment charge of $6.0 million with respect to its Brightwater project. During the three and six months ended June 30, 2009, the Company recorded inland project impairment charges totaling zero and $3.2 million, respectively.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capitalized interest, beginning of period	$39.2	$35.7	$36.8	$37.3
Interest incurred and capitalized	3.1	3.2	6.1	7.2
Charged to cost of sales	(1.6)	(1.4)	(2.2)	(2.8)
Charged to gain on debt restructuring	—	—	—	(4.2)
Capitalized interest, end of period	$40.7	$37.5	$40.7	$37.5

Note 5 — Revolving Loan

See Note 2 for a detailed discussion of the status of the Chapter 11 Cases which commenced October 27, 2009.  Since that date, the Company has not made any payments of principal on the Revolving Loan or the Term Loan described below in Note 6; however the Company continues to pay interest on the outstanding principal balances at agreed upon non-default interest rates.

As of June 30, 2010 and December 31, 2009, $81.7 million was outstanding for both periods under the Revolving Loan. The Company did not pay $1.7 million of principal due on September 30, 2009, and received a notice of event of default from the agent for the lending syndicate on October 1, 2009. In addition, the Company did not pay an additional $10.0 million due on December 31, 2009 and $10.0 million due on March 31, 2010, and did not repay the loan in full on the June 30, 2010 maturity date resulting in an aggregate of $81.7 million of principal due and unpaid as of June 30, 2010.

Interest on the facility is calculated on the average outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and six months ended June 30, 2010 was $1.0 million and $1.9 million, respectively, at a weighted-average interest rate of 3.54% and 3.52%, respectively. Interest incurred on the Revolving Loan for the three and six months ended June 30, 2009 was $1.0 million and $2.2 million, respectively, at weighted-average interest rates of 3.67% and 3.74%, respectively.  Following the Company’s $1.7 million principal payment default, effective October 1, 2009, interest began to accrue at the default rate specified in the loan; however, under the terms of the Bankruptcy Court’s cash collateral order, the Company continued paying interest at the non-default rate of LIBOR + 3.25% and was current on such interest payments as of June 30, 2010. On July 28, 2010, the Bankruptcy Court approved a settlement agreement between the Debtors, the agent and the existing lenders that provided, among other things, that no default interest will be due and reduced the amount of legal and professional fees payable by the Debtors to the agent.

As of June 30, 2010, the Company has delivered 90 homes at Brightwater since inception of the project, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008 and ten homes (five Trails, one Sands, three Cliffs and one Breakers) delivered during the six months ended June 30, 2010. Due to the Chapter 11 Cases, no principal payments were made on the 20 homes delivered during the fourth quarter of 2009 and the first half of 2010.

As of June 30, 2010 and December 31, 2009, approximately zero and $500,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and were amortized over the expected life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

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

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Revolving Loan debt outstanding to borrowing base value from exceeding 30%, regarding which the Company has been notified it is in default.

•                  A minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for the Hearthside Lane and Las Colinas projects and valuation allowances on deferred tax assets.

•                  A prohibition on dividends.

As of June 30, 2010, the Company’s consolidated total liabilities are $219.7 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $97.6 million and the leverage ratio is 2.25. The Company is in compliance with the leverage and net worth covenants. However, the Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Revolving Loan based on an appraisal obtained in August 2009 by the agent for the Revolving Loan and Term Loan.  In addition, the Company is not in compliance with the minimum sales covenant which requires that the sum of the cumulative number of homes delivered as of June 30, 2010 plus 50% of the number of homes in escrow at June 30, 2010 equal or exceed 96. As of June 30, 2010, the Company had delivered 90 homes and had six homes in escrow for minimum sales of 93. Under the proposed Chapter 11 plan of reorganization, these covenants would be eliminated.

While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  The Company did not meet its mandatory principal repayments due on September 30, 2009, December 31, 2009, or March 31, 2010 and was unable to fully repay the Revolving Loan by its current maturity date on June 30, 2010 from cash flow from operations.  Through the Chapter 11 reorganization process, the Company is striving to replace the Revolving Loan and Term Loan with the New Financing which would have scheduled amortization payments that will accommodate the expected sales pace of the Brightwater project and, together with the Additional Capital, would provide sufficient liquidity to fund continued home construction.  There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses, which presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if available. The current housing and jumbo mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its current debt obligations.

Note 6 —Term Loan

See Note 2 for detailed discussion of the status of the Chapter 11 Cases which commenced October 27, 2009. Since that date, the Company has not made any payments of principal on the Term Loan or the Revolving Loan described above in Note 5; however the Company continues to pay interest on the outstanding principal balances at agreed upon non-default interest rates.

As of June 30, 2010 and December 31, 2009, $99.8 million was outstanding for both periods under the Term Loan.  The Company did not pay $9.8 million, $15.0 million, and $10.0 million due on December 31, 2009, March 31, 2010, and June 30, 2010, respectively, resulting in an aggregate of $34.8 million of principal due and unpaid as of June 30, 2010.

Interest on the facility is calculated on the average outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and six months ended June 30, 2010 was $1.3 million and $2.6 million, respectively, at weighted-average interest rates of 4.29% and 4.27%, respectively. Interest incurred on the Term Loan for the three and six months ended June 30, 2009 was $1.5 million and $3.2 million, respectively, at weighted-average interest rates of 4.41% and 4.74%, respectively.  Following the Company’s $1.7 million principal payment default on the Revolving Loan, effective October 1, 2009, interest under the Term Loan began to accrue at the default rate specified in the loan; however, under the terms of the Bankruptcy Court’s cash collateral order, the Company continued paying interest at the non-default rate of LIBOR +4.00% and was current on such interest payments as of June 30, 2010. On July 28, 2010, the Bankruptcy Court approved a settlement agreement between the Debtors, the agent and the existing lenders that provided, among other things, that no default interest will be due and reduced the amount of legal and professional fees payable by the Debtors to the agent.

The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1.0 million release price per unit thereafter. As of September 30, 2009, the Company had delivered 70 homes. These mandatory repayments are applicable to the commitment reductions.  However, due to the Chapter 11 Cases, no principal payments were made on the additional 20 homes delivered during the fourth quarter of 2009 and first half of 2010.

As of June 30, 2010, the Company has delivered 90 homes at Brightwater since inception of the project, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008 and 10 homes (five Trails, one Sands, three Cliffs and one Breakers) delivered during the six months ended June 30, 2010, and made cumulative mandatory repayments for the Term Loan of $25.2 million.

As of June 30, 2010 and December 31, 2009, approximately $1.3 million and $1.9 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered.

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

•                  A prohibition on dividends.

As of June 30, 2010, the Company’s consolidated total liabilities are $219.7 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $97.6 million and the leverage ratio is 2.25. The Company is in compliance with the aforementioned covenants except for the loan-to-value and interest coverage covenants. The Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Term Loan based on an August 2009 appraisal obtained by the agent for the Revolving Loan and Term Loan.  In addition, the Company is not in compliance with the minimum sales covenant which requires that the sum of the cumulative number of homes delivered as of June 30, 2010 plus 50% of the number of homes in escrow at June 30, 2010 equal or exceed 96. As of June 30, 2010, the Company had delivered 90 homes and had six homes in escrow for minimum sales of 93. Under the proposed Chapter 11 plan of reorganization, these covenants would be eliminated.

While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes. Therefore, the Company did not make the mandatory repayments due on December 31, 2009, March 31, 2010 or June 30, 2010. Through the Chapter 11 reorganization process, the Company is striving to replace the Revolving Loan and Term Loan with the New Financing which would extend the maturity dates of the loans and defer scheduled amortization payments in order to accommodate the expected sales pace of the Brightwater project and, together with the Additional Capital, would provide sufficient liquidity to fund continued home construction. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small business, which presents uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing, if available. The current housing and mortgage markets also present uncertainty as to the ability of the Company to achieve sufficient positive cash flow from operations required to satisfy its current debt obligations.

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

The model home lease allowed the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. During the three and six months ended June 30, 2010, the Company made model home lease payments totaling $788,000 and $1.6 million, respectively. Monthly lease payments of $262,500 per month are due through December 2010, and $279,167 per month in 2011.

The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2010	$1.6
2011	3.3
Total	$4.9

Note 8 - Other Liabilities (Not Subject to Compromise and Subject to Compromise)

As of June 30, 2010 and December 31, 2009, other liabilities not subject to compromise included contingent indemnity and environmental obligations totaling $400,000.

As of June 30, 2010 and December 31, 2009, other liabilities subject to compromise were comprised of the following (in millions):

	Subject to Compromise
	June 30, 2010	December 31, 2009
Accrued pensions and benefits	$5.5	$5.5
Home warranty reserves	1.9	1.9
Contingent indemnity and environmental obligations	0.7	0.7
Capital contribution due to joint venture	0.5	0.5
Unamortized discount	(0.3)	(0.3)
	$8.3	$8.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$1.9	$1.7	$1.9	$1.7
Provision	—	0.1	—	0.1
Adjustment due to change in estimate	—	—	—	—
Payments	—	—	—	—
Balance at end of period	$1.9	$1.8	$1.9	$1.8

Note 9 - Income Taxes

The following is a summary of the tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current taxes	$—	$—	$—	$—
Deferred taxes	(2.4)	0.2	(3.4)	7.9
Valuation allowances on deferred tax assets	2.4	7.6	3.4	7.6
Income tax expense (benefit)	$—	$7.8	$—	$15.5

During 2009 and the first half of 2010, the Company recorded valuation allowances for the entire amount of its net deferred tax assets due to uncertainties regarding the resolution of the Chapter 11 Cases filed October 27, 2009. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. At this time, the Company is unable to conclude that it is “more likely than not” that the Company would be able to generate sufficient projected taxable income in future years in order to utilize its NOLs except to offset existing net deferred tax liabilities. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company’s operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets.

During the fourth quarter of 2009, the Company recorded a $950,000 tax receivable related to the November 6, 2009 passage of the Worker, Homeownership and Business Assistance Act of 2009 which allows businesses with NOLs for 2008 and 2009 to carry back losses for up to five years and suspends the 90% limitation on the use of any alternative tax NOL deduction attributable to carry backs of the applicable NOL. In June 2010 the Company filed a refund claim for federal alternative minimum tax paid for years prior to 2009 and anticipates receiving the refund during 2010.

The federal NOLs available as of June 30, 2010 were approximately $163 million. The amount of federal NOLs which expire if not utilized is $48 million in 2010, $42 million in 2011, zero in 2012, 2013 and 2014, and $73 million thereafter.

The Internal Revenue Code (the “Code”) generally limits the availability of NOLs if an ownership change occurs within any three-year period under Section 382. If the Company were to experience an ownership change of more than 50%, the use of all remaining NOLs would generally be subject to an annual limitation equal to (i) the value of the Company’s equity before the ownership change, multiplied by the long-term tax-exempt rate (4.01% as of August 2010) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains subject to a $10 million minimum existing as of the ownership change date, if applicable. The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 44% as of August 2, 2010, as computed in accordance with Section 382. The cumulative shift includes the effect of an approximate 15% ownership shift which occurred in the second quarter of 2010 upon the sale of a large stockholder’s position.  The Company’s net deferred tax assets are currently fully reserved due to the uncertainty of the timing and amount of future taxable income.  If certainty increases regarding the Company’s use of its NOLs or projected results of operations and there is objectively verifiable evidence to support the expected realization of a portion of its deferred tax assets, an adjustment to the Company’s valuation allowance may be recorded to reflect greater expected utilization.  In the event of an ownership change, which could result from the Company’s emergence from Chapter 11 under the proposed plan of reorganization, the utilization of tax net operating losses in the carryforward period would be materially jeopardized.

In September 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of common stock. At that time, the Board determined that such restrictions were not required to preserve the tax benefits of the Company’s NOLs. However, transactions by holders of over 5% of the Company’s common stock during the past three years necessitated the reinstatement of this control in order to ensure that the 50% change in ownership threshold is not exceeded which, under IRS rules, would severely limit the Company’s use of its NOLs.  Therefore, on May 13, 2010, the Company reinstated a ban on acquisitions of additional shares of its common stock, under certain circumstances, in order to preserve the tax benefits of the Company’s $163 million of NOLs.  In accordance with provisions of the Company’s charter documents, unless the Company has previously consented in writing (i) no stockholder may acquire shares in an amount that would cause the stockholder to own 5% or more of the common stock; and (ii) no current 5% or greater stockholder may acquire any additional shares of common stock.

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

Of the Company’s unrecognized tax benefits of $4.9 million at June 30, 2010, $100,000 would decrease the Company’s effective tax rate if recognized. The Company expects that its unrecognized tax benefits will decrease by approximately $1.5 million within 12 months of the reporting date due to statutes of limitation lapses.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of June 30, 2010, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s only tax jurisdictions. The years 2006 through 2009 remain open for Federal purposes for which the Company utilized NOLs generated between 1990 and 1993 to offset taxable income. The years 2005 through 2009 remain open for California purposes during which time the Company utilized NOLs generated in 2008.  If uncertainties resulting in valuation allowances can be favorably resolved, the Company expects to utilize a portion of Federal NOLs generated in 1995 through 1997 and in 1999, 2006, 2007 and 2009 in future years. In addition, the Company would expect to utilize California NOL generated in 2007 and 2009 in future years.

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

Note 10 - Commitments and Contingencies

Real Estate Matters

The Company has outstanding performance and surety bonds, for the benefit of city and county jurisdictions, related principally to its obligations for site improvements and fees primarily for the Brightwater project. At this time, the Company does not believe that a material amount of any currently outstanding performance or surety bonds will be called. The Company believes that all work required to be completed at this time under the bonding agreements has been completed and, therefore, draws upon these bonds, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Prior to the commencement of the trial that was scheduled for December 2008, the District Court ruled that HRC can be held liable as a “current owner” of the site under applicable law. HRC applied to have that ruling certified for appeal. In March 2009, the Ninth Circuit Court of Appeal granted permission to hear HRC’s appeal. Oral arguments were heard by the court on June 9, 2010. In July 2010, the Ninth Circuit Court of Appeal ruled against HRC, establishing a new precedent in the Ninth Circuit that HRC is considering petitioning the United States Supreme Court for review.  A status conference has been set for August 23, 2010 before the United States District Court to discuss the Ninth Circuit ruling and set a trial date within 30 to 60 days.

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

Note 11 — Stockholders’ Equity

As of June 30, 2010, total stockholders’ equity is $23.3 million, reflecting beginning stockholders’ equity of $33.4 million and net loss of $10.1 million during the six months ended June 30, 2010.

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

During the six months ended June 30, 2010 and 2009, the Company issued a total of zero and 125,000 shares, respectively, of its common stock to three independent directors under the Director Fee Program, which is a component of the 1993 Plan. The Company is currently prohibited from issuing shares due to the Chapter 11 Cases. The 2009 restricted shares vested at a rate of 25% per quarter during 2009.

The Company did not grant any options during the six months ended June 30, 2010 and 2009. Pursuant to ASC 718-10, “Compensation — Stock Compensation,” the Company recorded zero and $35,000 of compensation expense during the six months ended June 30, 2010 and 2009, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the six months ended June 30, 2010 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, June 30	17,500	$21.58	(a)	5.60 years

Fully vested and exercisable at June 30	17,500	$21.58	(a)	5.60 years

Available for future grants at June 30	221,794

(a)           Adjusted for special dividend of $12.50

As of June 30, 2010, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 5.60 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at June 30, 2010 was zero.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term is determined based on the weighted-average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of the existing option plan. The expected volatility assumption used in the Option Model is based on historical volatility on traded options on the Company’s stock in accordance with guidance provided in ASC 718-10. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

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

Status of Chapter 11 Cases

On October 27, 2009, California Coastal Communities, Inc. (“we”) and certain of our direct and indirect wholly-owned subsidiaries (collectively with us, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). The primary purpose of the Chapter 11 Cases is to restructure the debt obligations under our senior secured revolving loan (“Revolving Loan”) and our senior secured term loan (“Term Loan”) for which Wilmington Trust, FSB currently serves as agent for both loan syndicates. As of June 30, 2010, $81.7 million in principal amount was outstanding on the Revolving Loan and $99.8 million in principal amount was outstanding on the Term Loan.  Since the filing of the Chapter 11 Cases, we ceased to make any payments of principal under both the Revolving Loan and the Term Loan; however we continue to pay interest on the outstanding principal balances at agreed upon non-default interest rates.

We and the other Debtors continue to operate our businesses and manage our properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have obtained the Bankruptcy Court’s approval to, among other things, continue to pay critical vendors with lien rights, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. If the value of the Debtors’ assets and operations become materially impaired, our ability to continue as debtors-in-possession and to operate our business in the present mode could be jeopardized. During the three and six months ended June 30, 2010, we incurred costs totaling $2.4 million and $3.7 million, respectively, associated with the reorganization and have incurred total reorganization costs of $5.0 million through such date. We will continue to incur significant costs associated with the reorganization which are expected to adversely affect the results of our business operations.

On March 26, 2010, we filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court and a court hearing on the adequacy of the disclosure statement was held on May 12, 2010. Subsequently, on June 18, 2010, the Company obtained a financing commitment from Luxor Capital Group, LP (“Luxor”) to provide $184 million of new debt financing (the “New Financing”) to replace, if funded, our $81.7 million Revolving Loan and $99.8 million Term Loan and to fund operations. In light of the New Financing, we filed a revised disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court on July 2, 2010. On July 28, 2010, we filed a further amended disclosure statement disclosing that we have agreed that the definitive documentation for the New Financing will require, as a condition to closing, that we obtain an additional $15 million of financing in the form of (i) indebtedness that would be subordinated to the New Financing; (ii) equity; or (iii) a combination of debt and equity (the “Additional Capital”). Prior to the amendment of the disclosure statement and plan, the Court had scheduled a plan confirmation hearing for August 12, 2010, which will be rescheduled.  The outside closing date for the New Financing is August 31, 2010. There can be no assurance that we and the other Debtors will be able to successfully complete the New Financing and confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and the creditors and other parties in interest.

We have maintained business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. In particular, we and the other Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. While the Bankruptcy Court has consistently approved all of our requests to continue wage and salary payments and other employment benefits to employees, as well as other related pre-petition obligations, to continue to construct and sell homes, and to pay certain pre-petition trade claims held by critical vendors with lien rights; there can be no assurance that our future requests will be approved. Our authorization to continue to use cash collateral and sell homes free and clear of liens is currently scheduled to terminate on September 8, 2010.

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

We depend on cash flows generated from operations and available borrowing capacity to fund our Brightwater development, and to meet our debt service and working capital requirements. However, our ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry, continued weakness in the California economy and negative publicity and prospective homebuyer concerns related to the Chapter 11 Cases. During the first six months of 2010, we generated seven net sales orders at Brightwater compared with 16 net sales orders generated in the comparable period of 2009, and started construction of a limited number of speculative homes which are in greater demand in today’s market than contract homes that are constructed over a five to seven month period.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether the Additional Capital, or modified or new financings, can be obtained in order for us to meet our debt obligations before and after we emerge from bankruptcy. There can be no assurance that we will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to our ability to secure additional financing and the terms of such financing if it is available. The current housing and jumbo mortgage markets also present significant uncertainty as to our ability to achieve sufficient positive cash flow from operations required to satisfy our debt obligations and meet financial covenant requirements.

Based on Brightwater sales in 2009 and the first half of 2010, we do not believe that our cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet our current debt obligations under the current terms of the existing Revolving Loan Agreement and Term Loan Agreement as described in Notes 5 and 6, in addition to our anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern unless we are successful in replacing or restructuring our Revolving Loan and Term Loan debt through confirmation of a plan of reorganization in the Chapter 11 Cases, including a plan that implements the New Financing and Additional Capital. Our Consolidated Financial Statements set forth above do not include any adjustments that might result from the outcome of this uncertainty.

Nasdaq Delisting

On April 27, 2010 our common stock was suspended from trading on the Nasdaq Stock Market because we had not emerged from the Chapter 11 process by April 26 and, on April 27, 2010 our common stock commenced trading in the OTCQB marketplace under the symbol “CALCQ.”  Our common stock was officially delisted on June 21, 2010. The trading of our common stock in the over-the-counter market rather than on Nasdaq may negatively impact the trading price and the levels of liquidity available to our stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”

We have filed an application with Nasdaq seeking the relisting of our securities on The Nasdaq Stock Market following our emergence from the Chapter 11 process.  In that regard, all companies, whether listed on Nasdaq or not, are required to satisfy the initial listing requirements upon emergence from a Chapter 11 process to qualify for listing.  Given that the cost of trading on the OTCQB is substantially less than trading on Nasdaq and the trading, volume and liquidity of our common stock does not appear to have been impaired since it commenced trading in the OTCQB marketplace, we are considering whether to remain on the OTCQB following emergence from the Chapter 11 process.

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

In view of the continuing significant economic downturn in the housing market, during the remaining six months of 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California.

During the remaining six months of 2010, our primary goals will be to:

•                  have our plan of reorganization to refinance our debt obligations confirmed by the Bankruptcy Court as soon as possible, which would enable us to emerge from Chapter 11 bankruptcy during 2010; and

•                  continue constructing, selling and delivering homes at Brightwater.

There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

Our total revenues for the three months ended June 30, 2010 and 2009 were $9.1 million and $10.5 million, respectively and $12.1 million and $23.3 million for the six months ended June 30, 2010 and 2009 respectively.  For the three months ended June 30, 2010 and 2009, we delivered eight and 12 homes, respectively. Our total assets as of June 30, 2010 and December 31, 2009 were $243.0 million and $249.9 million, respectively, with Brightwater and other nearby properties constituting $232.1 million (96% of total assets) and $234.8 million (94% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,300 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 5 and 6 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of June 30, 2010, we had $204.0 million of debt against $23.3 million of book equity.

We were formed in 1988 and our executive offices are located at 6 Executive Circle, Suite 250, Irvine, California 92614. Our website address is http://www.californiacoastalcommunities.com and our telephone number is (949) 250-7700. Through our website we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request. In addition, at our website: http://www.californiacoastalcommunities.com, we post copies of our Securities and Exchange Commission filings and press releases, as well as current versions of our code of ethics and business conduct, audit committee charter and nominating committee charter.

Homebuilding Outlook and Operating Strategy

The financial crisis and economic recession that worsened in 2008 and exacerbated the existing downturn in the homebuilding market persisted throughout 2009 and has continued through the second quarter of 2010. Specifically, the credit markets and the mortgage industry experienced a period of unparalleled turmoil and disruption characterized by bankruptcy, declining home prices and restrained demand, low consumer confidence, high unemployment, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. This disruption on the credit markets has made it more difficult for homebuyers to obtain acceptable financing, particularly for jumbo-mortgages. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, particularly given the supply created by record numbers of foreclosed homes which are being offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and our competitors throughout 2009 and the first half of 2010. While there have been signs of improvement in the economy and financial markets during the first half of 2010, weakness in the homebuilding environment continued as unemployment remains at very high rates, and is expected to continue throughout the year, and could intensify, particularly as government programs supportive of housing markets are terminated or reduced or expire.

The entire homebuilding industry has experienced larger than anticipated declines in sales, which we believe were further exacerbated by a general hesitation in the national and global markets due to the oil spill in the Gulf of Mexico, the uncertainty of the European financial system and the declines in the stock market. Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise throughout 2009 in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 12.2% at the end of the second quarter of 2010 compared with 11.2% at the end of the second quarter of 2009, while the unemployment rate in Orange County was 9.5% in June 2010 compared with 9.2% in June 2009. We believe that as long as these high unemployment rates continue, they will be one of the key barriers to commitment to a home-buying decision for our potential customers and will continue to impact the sales pace of the industry as a whole.

These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the first halves of 2010 and 2009.  We believe that the weak demand we are experiencing, particularly for homes over $1.5 million, reflects the excess supply of higher end homes in the coastal Huntington Beach market as well as homebuyers’ reluctance to make a purchasing decision until they are comfortable that home price declines are near bottom, that economic conditions have stabilized and that our company will successfully emerge from Chapter 11. However, the inventories of resale homes in the Huntington Beach coastal zip codes have been declining, which reduces the supply of resale homes with which Brightwater may compete, and the jumbo-mortgage market is showing signs of gradual improvement. There can be no assurance that these trends will continue.

During 2009, the California home-buyer tax credit enacted early in the year (which did not contain income or first-time buyer restrictions and was limited to new homes) boosted demand somewhat; however, the federal stimulus plan did not significantly impact sales at our Brightwater project due to its income and first-time buyer restrictions. As of August 31, 2009, all of the $100 million in California tax credits had been issued. On March 25, 2010, an additional $200 million of funding was approved by the State of California which will provide up to a $10,000 credit to first-time homebuyers or those purchasing a newly built home starting May 1, 2010. As of August 2, 2010, the Franchise Tax Board is still accepting applications for the first-time homebuyer credit and the new home credit. However, applications will no longer be accepted when all of the funds have been allocated.

Our overall outlook is cautious given the significant negative factors and trends noted above and the uncertainty as to when our served markets may experience a sustained recovery, and we believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events may occur.  While we have begun to see some positive signs that these negative trends in the overall economy are moderating, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery. We anticipate that the overhang of bank-owned homes will continue to bloat the market throughout 2010 as lenders seek to unload their inventory of foreclosed homes. We expect that market conditions will remain challenging and we expect that our operations may sustain periodic losses until the homebuilding industry and economy, as a whole, demonstrate a sustained rebound. Further, until we are able to refinance or restructure our Revolving Loan and Term Loan debt through the Chapter 11 Cases, prospective buyers may remain reluctant to purchase a Brightwater home and we may continue to experience slower sales.

We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, throughout 2009, the interest rates on jumbo mortgages were significantly greater than interest rates on conforming mortgages, with spreads approximating 1% compared with historical spreads in the range of only .25% to .35%. As of July 2010, the spread has narrowed to approximately .50% to .90%. Mortgage market liquidity issues and more stringent underwriting criteria have impeded some of our home buyers from closing escrow, while others have found it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could remain depressed or slow further until these markets improve.

In response to the ongoing crisis in the housing market and national credit markets, during the first six months of 2010 we:

•                  continued offering incentives for all of our homes in order to reduce inventory at Brightwater; and

•                  filed an amended disclosure statement and proposed joint plan of reorganization for relief under Chapter 11 in the Bankruptcy Court in order to complete the New Financing to replace the approximately $182 million of Brightwater indebtedness under the Revolving Loan and the Term Loan and to pay certain costs of exiting the Chapter 11 process.

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

During the first six months of 2010 and 2009, we delivered 10 and 19 (including 14 Brightwater) homes, respectively. As of August 2, 2010, one additional home has been delivered, bringing year-to-date deliveries to 11 homes, and six additional homes are in escrow, as discussed further under Item 1—Business—Our Current and Future Homesites above.

Despite the challenges of the current California homebuilding market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, prior to our bankruptcy filing that impact appeared less severe than the weakness we have seen in our inland markets. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that should not be sacrificed under current depressed market conditions but, rather, should be realized over time. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the significant number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater.

While we generated 31 net sales orders in the first nine months of 2009, we generated only two net sales orders at Brightwater during the fourth quarter of 2009 and seven net sales orders during the first half of 2010. We believe the deceleration in sales pace for the fourth quarter of 2009 and the first half of 2010 primarily reflects the negative impact of the Chapter 11 announcement in October 2009.  We anticipate that sales pace will continue to be negatively impacted until we successfully implement a Chapter 11 plan of reorganization.

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

Our Current and Future Homesites

Our homebuilding operations include active projects in the Huntington Beach area of Southern California.  We delivered ten homes (five Trails, one Sands, three Cliffs and one Breakers) during the six months ended June 30, 2010, compared with nineteen deliveries (four Trails, four Sands, two Cliffs, four Breakers and five inland projects homes) during the comparable period in 2009. We acquired no single-family residential lots during the six months ended June 30, 2010 and 2009 and we have no contracts to acquire land or lots.

The following chart describes our current projects, their location and our lot and standing home inventories as of June 30, 2010:

Project	Location	Commenced Sales	Models (b)	Backlog	Standing Inventory	Specs Under Construction	Remaining Lots	Total Lot Inventory
Brightwater in Orange County (a):
The Trails	Huntington Beach	2007	4	2	2	3	17	28
The Sands	Huntington Beach	2007	4	1	3	2	52	62
The Cliffs	Huntington Beach	2008	4	3	1	—	89	97
The Breakers	Huntington Beach	2008	5	—	3	1	87	96
Subtotal—Orange County			17	6	9	6	245	283
Lancaster:
Unimproved lots	Lancaster	(c)	—	—	—	—	73	73
Total—All Projects			17	6	9	6	318	356

(a)          Land acquired in 1970; commenced construction in 2006.

(b)         We sold our 17 Brightwater models to an independent third-party investor on December 31, 2008 and leased them back; however, the lease transaction is accounted for as a financing and therefore those homes are included in our home inventories.

(c)          To be determined subject to market conditions.

As of June 30, 2010, we had standing inventory of nine Brightwater homes. During the six months ended June 30, 2010, net new orders at Brightwater decreased to seven homes compared with 16 homes during the comparable period in 2009 due to the negative impact of our Chapter 11 bankruptcy on buyer confidence, a weak economic environment, and the absence of sales activity at our inland projects compared with the first half 2009. Due to the close out of all inland projects during 2009, backlog of inland homes as of June 30, 2010 was zero compared with eight homes as of June 30, 2009. During the first half of 2010 we had no sales of inland homes compared with 10 during the first half of 2009. Cancellations as a percentage of new orders were 42% during the six months ended June 30, 2010, compared with approximately 16% during the comparable period in 2009 with the higher cancellation rate in the first half of 2010 reflecting the negative impacts of the general economy and our continuing Chapter 11 bankruptcy process. Backlog for Brightwater as of June 30, 2010 decreased to six homes compared with eight homes as of June 30, 2009.

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

Brightwater is the largest property in our portfolio and, along with other nearby properties (including a five-acre parcel in the process of entitlement), comprises substantially all of our real estate inventories as of June 30, 2010. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. As of June 30, 2010, we have delivered an aggregate of 73 homes (excluding the 17 model homes) at Brightwater, including 34, 17, 12, and 10 homes at The Trails, The Sands, The Cliffs, and The Breakers, respectively.

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

•                  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately five years and be completed in 2014 or 2015.

•                  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $200,000 per lot. As of June 30, 2010, approximately 77% of these lot improvement costs have already been incurred.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $125 to $140 per square foot.

•                  Indirect costs are expected to approximate 3% of sales revenues.

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 4% to 21%. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 12% to 21%, while gross margins at The Trails and The Sands are currently expected to approximate 4% to 13%. The decrease in expected margins reflects expected increases in interest rates in connection with refinancing or restructuring our debt, price reductions required to be competitive under current market conditions, additional incentives to sell standing inventory and greater use of third-party real estate brokers.

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

Deliveries for the three and six months ended June 30, 2010 and 2009 were as follows:

		Deliveries
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2010	2009	2010	2009

Brightwater
The Trails	Huntington Beach	5	4	5	4
The Sands	Huntington Beach	1	3	1	4
The Cliffs	Huntington Beach	2	1	3	2
The Breakers	Huntington Beach	—	1	1	4
		8	9	10	14
Inland Empire/Lancaster
Completed Projects	Various	—	3	—	5

		8	12	10	19

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes in February 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered 31 homes at an average price of $1.2 million (including three Breakers view homes averaging $3.2 million), or approximately $539 per square foot, during the year ended December 31, 2009. During the six months ended June 30, 2010, we delivered ten homes at an average price of $1.1 million, or approximately $464 per square foot. As of August 2, 2010, six Brightwater homes (including two homes with wetland and ocean views) are in escrow at an average price of $1.5 million, or approximately $561 per square foot, and 14 additional homes are completed or under construction and have been released for sale.

The Trails and The Sands

We delivered six homes at The Trails and The Sands during the six months ended June 30, 2010 and generated $5.1 million in revenue and gross operating margins of 1.3%. During the comparable period of 2009 we delivered four Trails and four Sands homes and generated $7.3 million in revenue and gross operating margins of 16.5%. We delivered one additional Trails home during July 2010 at a price of $850,000. Homes at The Trails and The Sands are presently being offered at prices ranging from $798,000 to $1.0 million. As of August 2, 2010, three homes are in escrow at The Trails and The Sands, five homes are completed and unsold, and four homes are under construction and unsold.

The Cliffs and The Breakers

We delivered four and six homes at The Cliffs and The Breakers during the six months ended June 30, 2010 and 2009, respectively, and generated revenue of $5.6 million and $14.5 million, respectively, and gross operating margins of 11.8% and 31.2%, respectively. Three of the six homes delivered during the first half of 2009 were view homes with an average sales price of $3.2 million. The decrease in margins reflects the absence of view premiums for the four homes delivered during the first half of 2010, expected increases in interest rates in connection with restructuring our debt, price reductions and incentives required to be competitive under current market conditions, and greater use of third-party real estate brokers. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.3 million to $3.0 million for 2,724 to 4,339 square foot homes. As of August 2, 2010, three homes are in escrow at The Cliffs and The Breakers, four homes are completed and unsold, and one home is under construction and unsold.

The Ridge

We are pursuing entitlement for 22 homes averaging 3,500 square feet in the City of Huntington Beach near our existing Brightwater project. The City of Huntington Beach City Council approved the project on July 6, 2010. Entitlement of these lots is subject to approval by the California Coastal Commission, and is currently expected to take two to three years.  We currently expect that an application to revise the Local Coastal Program will be submitted to the California Coastal Commission during 2010.

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

Basis of Consolidation

Our Consolidated Financial Statements include our accounts and all of our majority-owned and controlled subsidiaries and joint ventures. Certain of our wholly-owned subsidiaries are members in joint ventures involved in the development and sale of residential projects and residential loan production. We currently have an interest in one inactive joint venture in which we have a controlling or majority economic interest, and thus is controlled by us and is consolidated with our financial statements. Our investments in unconsolidated joint ventures are accounted for using the equity method when we do not have voting or economic control of the venture operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

During the three months ended June 30, 2010, we recorded an impairment charge of $6.0 million with respect to our Brightwater project. This determination was made based upon recent home sales activity in the marketplace and other economic data which may or may not be representative of actual trends in the economy. Our analysis also considered less conservative assumptions which were supported by historical analysis of significant factors in the evaluation. Although an impairment of the Brightwater project has been recorded, we believe that it is difficult to determine due to our extended period of time in Chapter 11, which has a negative impact on potential buyers of Brightwater homes. During the comparable periods in 2009, we recorded zero Brightwater project impairment charges and inland project impairment charges totaling zero and $3.2 million, respectively.

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

In making our determination to record a Brightwater project impairment, we have incorporated various market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories in accordance with ASC 360-10-35, in developing estimated future cash flows for impairment testing for our real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determine fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

We evaluated our Brightwater project for impairment as of June 30, 2010, and determined that a $6.0 million impairment was indicated based on our projection of the project’s future cash flows, including projected revenues, costs and gross margin.  We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs.  Our book basis in Brightwater of $227.0 million as of June 30, 2010 reflects the $6.0 million impairment charge recorded during the three months ended June 30, 2010 and a fair value adjustment recorded in September 1997 under “Fresh Start” accounting as well as development and construction costs incurred and reductions for costs of sales in conjunction with real estate sales since then.  Since 1997, we have recorded no other impairment charges for Brightwater, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services.  Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced average future projected gross margins for the project from approximately 30%-40% in 2007 to 6%-33% as of December 2009 and 4%-21% as of June 2010. The decrease in expected margins also reflects greater expected use of third-party real estate brokers, particularly in the near-term, and expected increases in interest rates in connection with restructuring our debt.

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

In our analysis, we noted that the Brightwater project in Huntington Beach is in a mature housing market with very limited new home construction and a low supply of comparable resale homes with views or competitive features.  Further, Huntington Beach has consistently outperformed other coastal Orange County cities with average market times of four to six months compared with seven to eight months in neighboring coastal cities. Notably, since August 2009, supply at the $1.0 million to $1.5 million level has declined from nine months to six months as of July 2010. During the same time period, supply has declined from 21 months to 19 months at the $2.0 million and above level. In January 2009, the City of Huntington Beach’s credit rating was raised, reflecting the city’s built-out nature and expected economic resilience of the city’s households.  Huntington Beach is in coastal Orange County which is the subject of two widely respected annual economic forecasts which expect an increase in median home prices in 2010 and an increase in demand due to improved affordability.  Therefore, market data support our assumption that our Brightwater project in Huntington Beach will fare better than most surrounding Orange County communities and significantly better than projects in inland areas, resulting in reasonable expectations of price increases in future years given the limited supply of new homes along the coast of Southern California.

In our impairment analysis of the Brightwater project, we also consider projected construction and related costs and the availability of mortgage financing for our potential homebuyers.  While mortgage financing for our homes is still challenging, 30-year jumbo mortgage rates have decreased from a national average high of 8.4% in October 2008 to current rates ranging from 4.875% to 5.125% and lenders are beginning to relax down payment requirements which were as high as 30% for jumbo loans in the Fall of 2009.  With the conforming loan maximum in Orange County continuing at $729,750, a significant portion of our potential homebuyers are able to finance a substantial portion of their home purchase at historically low mortgage rates below 5.0%.

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

On October 27, 2009, we filed Chapter 11 Petitions in the Bankruptcy Court. Due to uncertainties regarding the resolution of our Chapter 11 Cases and our ability to utilize our NOLs in the future, during 2009 we recorded a valuation allowance for the remaining amount of our net deferred tax assets. We recorded an additional valuation allowance of $3.4 million during the first half of 2010 related to deferred tax assets generated during the first six months of the year.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses if an ownership change occurs. If we were to experience another ownership change, the amount of net operating losses available would generally be limited to an annual amount equal to (i) the value of our equity immediately before the ownership change, multiplied by the long-term tax-exempt rate (4.01% as of August 2010) plus (ii) recognized built-in-gains, defined as those gains recognized within five years of the ownership change subject to an overall limitation of the net unrealized built-in gains subject to a $10 million minimum existing as of the ownership change date, if applicable. We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 44% as of August 2, 2010, as computed in accordance with Section 382. In the event of an ownership change, our use of our NOLs would be materially jeopardized.

On May 13, 2010, we reinstated a ban on acquisitions of additional shares of our Common Stock, under certain circumstances, in order to preserve the tax benefits of our $163 million of NOLs.  In accordance with provisions of our charter documents, unless we have previously consented in writing (i) no stockholder may acquire shares in an amount that would cause the stockholder to own 5% or more of the common stock; and (ii) no current 5% or greater stockholder may acquire any additional shares of common stock.

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

In connection with completing the New Financing, the utilization of NOLs would be materially jeopardized.

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

Recent Accounting Pronouncements

See discussion regarding New Accounting Pronouncements in Note 3 to the Consolidated Financial Statements.

Results of Operations

After filing the Chapter 11 Cases, we are required to periodically file various documents with, and provide certain information to the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, therefore, certain operational entities are excluded. In addition, they are prepared in a format different from that used in our Consolidated Financial Statements filed under the securities laws and they are unaudited. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed Consolidated Financial Statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the Securities and Exchange Commission (the “SEC”).

The following tables set forth key operating and financial data for our homebuilding operations for the three and six months ended June 30, 2010 and 2009.

Backlog as of June 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
6	16	(63)%	$8.7	$13.0	(33)%	$1,442	$812	78%

Homes Delivered
Three Months Ended June 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
8	12	(33)%	$7.7	$10.5	(27)%	$963	$872	10%

Homes Delivered
Six Months Ended June 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
10	19	(47)%	$10.7	$23.3	(54)%	$1,070	$1,224	(13)%

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

We reported revenues of $9.1 million and gross operating loss of $4.3 million for the second quarter of 2010, compared with $10.5 million in revenues and gross operating profit of $1.9 million for the second quarter of 2009. Revenues of $9.1 million for the 2010 period include land sale revenues of $1.4 million generated from the sale of land encumbered by an oil lease and a conservation easement. Revenues in the current period reflect deliveries of eight Brightwater homes. The comparable period of the prior year reflects deliveries of 12 homes, including nine homes at Brightwater and three inland homes.

Homebuilding gross operating profit before impairment charges decreased $1.6 million from $1.9 million for the second quarter of 2009 to $300,000 for the second quarter of 2010 as a result of delivering only eight homes at Brightwater which generated a 3.9% gross margin, compared with nine Brightwater deliveries and three inland deliveries which generated a 18.1% gross margin during the comparable period in 2009. The decrease in gross margin reflects expected increases in interest rates in connection with refinancing or restructuring our debt, as well as sales price reductions and incentives offered in response to the continuing difficult conditions in the housing market and greater use of third-party brokers.  Gross operating loss for the second quarter of 2010 includes a $6.0 million impairment charge related to our Brightwater project and land sale profit of $1.4 million generated from the sale of land encumbered by an oil lease and a conservation easement.

Reorganization costs of $2.4 million during the second quarter of 2010 reflect legal and professional fees and other costs associated with the Chapter 11 bankruptcy proceedings.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

We reported revenues of $12.1 million and gross operating loss of $3.9 million for the first half of 2010, compared with $23.3 million in revenues and gross operating profit of $2.7 million for the first half of 2009. Revenues of $12.1 million in 2010 include land sale revenues of $1.4 million generated from the sale of land encumbered by an oil lease and a conservation easement. Revenues in the current period reflect deliveries of 10 Brightwater homes. The comparable period of the prior year reflects deliveries of 19 homes, including fourteen homes at Brightwater (three of which were view homes) and five inland homes.

Homebuilding gross operating profit before impairment charges decreased $5.2 million from $5.9 million for the first half of 2009 to $700,000 for the first half of 2010 as a result of delivering only 10 homes at Brightwater which generated a 6.5% gross margin, compared with 14 Brightwater deliveries and five inland homes which generated a 25.3% gross margin.  Gross operating loss for the first half of 2010 includes a non-cash impairment charge of $6.0 million related to our Brightwater project.  Gross operating profit for the first half of 2009 includes a non-cash impairment charge of $3.2 million, reflecting a fair value write-down for an inland project in Beaumont which was disposed of on September 30, 2009. The decrease in gross margin reflects a change in the mix of homes delivered, including four Cliffs and Breakers homes and no view homes among the 10 homes delivered in the 2010 period compared with six Cliffs and Breakers homes, including three view homes among the 14 Brightwater homes delivered during the first half of 2009. In addition, the decrease in gross margin during the first half of 2010 reflects expected increases in interest rates in connection with refinancing or restructuring our debt, as well as sales price reductions and incentives offered in response to the continuing difficult conditions in the housing market and greater use of third-party brokers.  Gross operating profit for the first half of 2010 includes land sale profit of $1.4 million generated from the sale of land encumbered by an oil lease and a conservation easement.

Reorganization costs of $3.7 million during the first half of 2010 reflect legal and professional fees and other costs associated with the Chapter 11 bankruptcy proceedings.

The $800,000 decrease in interest expense compared with the first half of 2009 primarily reflects the absence of various inland projects which were sold or disposed in 2009 for which we are no longer incurring period costs.

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

Liquidity and Capital Resources

On September 28, 2009, we received a notice of an event of default from the agent to the lending syndicate with respect to the loan-to-value covenant of the Revolving Loan that would give rise to the right to accelerate the indebtedness under the Revolving Loan and Term Loan. In addition, on October 1, 2009, we received a notice of an event of default with respect to our nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the Revolving Loan that would also give rise to the right to accelerate the indebtedness under the Revolving Loan and Term Loan. As of June 30, 2010, $81.7 million and $99.8 million of principal was outstanding under the Revolving Loan and Term Loan, respectively.

The filing of the Chapter 11 Petitions on October 27, 2009, also constituted events of default under the Revolving Loan and the Term Loan that can trigger acceleration of the indebtedness.  However, the filing of the Chapter 11 Petitions automatically stayed those actions against us and the other subsidiary Debtors.  Under the terms of Bankruptcy Court orders, we have continued to pay interest on the outstanding principal balances of the Revolving Loan and the Term Loan at agreed upon non-default interest rates. On July 28, 2010, the Bankruptcy Court approved a settlement agreement between the Debtors, the agent and the existing lenders that provided, among other things, that no default interest will be due and reduced the amount of legal and professional fees payable by the Debtors to the agent.

While we are striving to repay the Revolving Loan and the Term Loan through the Chapter 11 Cases, unless we are successful in completing the New Financing or otherwise refinancing or amending and extending the terms of the Revolving Loan and Term Loan agreements, we do not believe that our cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet our current debt obligations under the current terms of the existing Revolving Loan and Term Loan Agreements, in addition to meeting anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. There can also be no assurance that the New Financing will be completed or that we will emerge from the Chapter 11 bankruptcy process as presently contemplated. These factors, and others, raise substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Six Months Ended
	June 30,
	2010	2009
Cash and cash equivalents	$6.3	$10.0
Cash (used in) provided by operating activities	(2.6)	7.7
Cash provided by investing activities	—	0.4
Cash used in financing activities	—	(0.4)

The principal assets in our portfolio are residential lots which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects and available internal funds. Our unrestricted cash and cash equivalents as of June 30, 2010 aggregated $6.3 million. Of this amount, the use of $5.0 million is subject to the Bankruptcy Court’s interim cash collateral order.

Since the filing of the Chapter 11 Cases we have only been paying interest under the Term and Revolving Loans as we continue to seek to obtain the Additional Capital required to complete the New Financing and obtain approval of our plan of reorganization to replace or restructure our debt.

June 30, 2010 Compared with December 31, 2009

Cash used in operating activities of $2.6 million for the first half of 2010 primarily reflects investments in Brightwater of $11.9 million, general and administrative costs of $2.2 million and restructuring costs of $3.7 million, which were partially offset by net proceeds from sales of $11.6 million and the increase in accounts payable and accrued liabilities discussed below.

The $3.1 million increase in accounts payable and accrued liabilities reflects an increase of $1.8 million for accrued reorganization costs and increases in accrued amounts for interest due on the Term and Revolving Loans, other professional fees and Brightwater project construction.

Off Balance Sheet Financing

In the ordinary course of business, we may enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of June 30, 2010, we have no land option deposits and no third party guarantees.

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

Under the requirements of ASC 810, “Consolidation” (“ASC 810”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with ASC 810, we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of June 30, 2010, we had no deposits with VIEs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of June 30, 2010, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.8 million.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2010	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer