Form 10-Q
period 2010-09-30
CALIFORNIA COASTAL COMMUNITIES INC
filed 2010-11-12
CIK 840216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010 there were 10,995,902 shares of Common Stock, par value $.05 outstanding

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

•      the potential for additional real estate impairment charges;

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

•                  the impact of recent accounting pronouncements; and

•                  stock market valuations.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include the unpredictability of the Chapter 11 bankruptcy process; our dependence on the California market; the competitive environment in which we operate; local, regional and national economic conditions; the effects of the current national credit market crisis, inflation and the recession; our ability to comply with the covenants and amortization schedules contained in our debt facilities after we emerge from bankruptcy; the demand for homes; adverse market conditions that could result in additional inventory impairments, including an oversupply of unsold homes, declining home prices, and increased foreclosure and short sale activity; declines in consumer confidence; increases in competition; fluctuations in interest rates and the availability of mortgage financing; mortgage foreclosure rates; the availability and cost of land for future growth; the availability of capital, including access under our existing credit facilities; uncertainties and fluctuations in capital and securities markets; changes in tax laws and their interpretation; legal proceedings; the ability of customers to finance the purchase of homes or sell existing homes; the availability and cost of labor and materials; the amount of our debt and the impact of restrictive covenants in our loan agreements; adverse weather conditions; domestic and international political events; geopolitical risks and the uncertainties created by terrorist attacks; the effects of governmental regulation, including regulations concerning development of land, the home building industry, sales and customer financing processes, and the environment; and other risks discussed in our filings with the Securities and Exchange Commission. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. You should not place undue reliance on any of these forward-looking statements because they are based on current expectations or beliefs regarding future events or circumstances, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by these forward-looking statements.

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

Forward-looking statements speak only as of the date they are made and we assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Form 10-Q or any other report filed by us. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$3.0	$8.9
Restricted cash	0.8	0.8
Real estate inventories	225.1	235.4
Other assets, net	2.3	4.8

	$231.2	$249.9
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$4.9	$2.9
Model home financing	22.5	22.5
Other liabilities	1.6	0.4

Total liabilities not subject to compromise	29.0	25.8

Liabilities subject to compromise:
Accounts payable and accrued liabilities	1.1	0.9
Revolving loan	81.7	81.7
Term loan	99.8	99.8
Other liabilities	8.4	8.3

Total liabilities subject to compromise	191.0	190.7

Commitments and contingencies

Stockholders’ equity:
Common Stock—$.05 par value; 13,500,000 shares authorized; 10,995,902 shares issued and outstanding	0.5	0.5
Excess Stock—$.05 par value; 13,500,000 shares authorized; no shares outstanding	—	—
Additional paid-in capital	59.6	59.5
Accumulated deficit	(46.3)	(24.0)
Accumulated other comprehensive loss, net	(2.6)	(2.6)
Total stockholders’ equity	11.2	33.4

	$231.2	$249.9

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Homebuilding	$5.6	$9.6	$16.3	$32.9
Land sales	—	1.8	1.4	1.8
	5.6	11.4	17.7	34.7

Costs of sales:
Homebuilding	5.0	8.0	15.0	25.4
Land sales	—	1.8	—	1.8
Loss on impairment of real estate inventories	8.0	—	14.0	3.2
	13.0	9.8	29.0	30.4

Gross operating (loss) profit	(7.4)	1.6	(11.3)	4.3

Selling, general and administrative expenses	1.0	1.1	3.2	3.6
Reorganization costs	2.3	—	6.0	—
Interest expense	0.1	—	0.1	0.8
Gain on debt restructuring	—	(4.1)	—	(24.8)
Other expense, net	1.3	1.1	1.6	1.8

(Loss) income before income taxes	(12.1)	3.5	(22.2)	22.9

Income tax expense	0.1	21.6	0.1	37.1

Net loss	$(12.2)	$(18.1)	$(22.3)	$(14.2)

Net loss per common share:

Basic and diluted	$(1.11)	$(1.65)	$(2.03)	$(1.29)

Common equivalent shares:

Basic and diluted	11.0	11.0	11.0	11.0

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(22.3)	$(14.2)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on debt restructuring	—	(24.8)
Model homes depreciation	0.2	0.2
Deferred taxes	(8.3)	8.9
Deferred tax asset valuation allowance	8.4	28.2
Gains on sales of real estate inventories and land	(2.6)	(7.5)
Loss on impairment of real estate inventories	14.0	3.2
Proceeds from sale of real estate inventories and land, net	17.0	33.6
Increase in real estate inventories	(17.0)	(21.8)
Accrued or prepaid reorganization costs	1.0	—
Changes in assets and liabilities:
Decrease in other assets	1.0	1.3
Increase in accounts payable, accrued and other liabilities	2.7	0.3

Cash (used in) provided by operating activities	(5.9)	7.4

Cash flows from investing activities:
Change in restricted cash	—	0.4

Cash provided by investing activities	—	0.4

Cash flows from financing activities:
Borrowings of revolving loan	—	26.5
Repayments of revolving loan	—	(19.2)
Repayments of term loan	—	(7.6)
Repayments of other project debt	—	(5.9)
Deferred financing costs	—	(0.2)

Cash used in financing activities	—	(6.4)

Net (decrease) increase in cash and cash equivalents	(5.9)	1.4

Cash and cash equivalents - beginning of period	8.9	2.3

Cash and cash equivalents - end of period	$3.0	$3.7

Supplemental disclosures of cash flow information:
Cash paid or received during the period for income taxes	$1.0	$0.1
Cash paid during the period for reorganization items	4.4	—

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deferred financing costs capitalized in real estate inventories	$1.3	$1.7
Decrease in project debt and accrued liabilities due to debt restructuring	$—	$32.8

See the accompanying notes to Consolidated Financial Statements.

CALIFORNIA COASTAL COMMUNITIES, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared by California Coastal Communities, Inc. and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that these unaudited Consolidated Financial Statements reflect all material adjustments (consisting only of normal recurring adjustments) and disclosures necessary for the fair presentation of the results of operations and statements of financial position when read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the current year’s previously issued Quarterly Reports on Form 10-Q. Intercompany accounts and transactions have been eliminated.

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

Going Concern and Financial Reporting in Reorganization

While the Company is striving to restructure its senior secured revolving credit agreement (“Revolving Loan”) and senior secured term loan agreement (“Term Loan”) debt through the Chapter 11 reorganization process (described below in Note 2), there can be no assurance that the Company will be successful in that regard. Unless the Company is successful in executing a bankruptcy reorganization plan, or otherwise amending and extending the terms of the Revolving Loan and Term Loan agreements, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet its current debt obligations under the current terms of the existing Revolving Loan agreement and Term Loan agreement as described in Notes 5 and 6, in addition to meeting anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern unless the Company is successful in replacing or restructuring its Revolving Loan and Term Loan debt through confirmation of a plan of reorganization in the Chapter 11 Cases.

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

Note 2 — Chapter 11 Proceedings and Plans of Management

Overview

On October 27, 2009, the Company and certain of its direct and indirect wholly-owned subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central

District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have obtained the Bankruptcy Court’s approval to, among other things, continue to pay post-petition vendors, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. There can be no assurance that the Company and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest, or continue to operate as debtors-in-possession until the Chapter 11 Cases have been fully adjudicated.

The Company has 13 direct or indirect consolidated subsidiaries that are not guarantors of the $81.7 million Revolving Loan or the $99.8 million Term Loan and are not Debtors in the Chapter 11 Cases. These subsidiaries are former owners of businesses unrelated to the Company’s current operations and have no current material operations.

Plans of Management

On March 26, 2010, the Company filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court and a hearing on the adequacy of the disclosure statement was held on May 12, 2010. Subsequently, on June 18, 2010, the Company obtained a financing commitment from Luxor Capital Group, LP (“Luxor”) to provide $184 million of new debt financing and on July 2, 2010 filed a revised disclosure statement and proposed joint plan of reorganization, which were further revised on July 28, 2010. On August 31, 2010, the Luxor financing commitment expired.

The Company is continuing to negotiate with its lenders to develop a consensual plan of reorganization, however there can be no assurance that the Company and the other Debtors will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases in a manner that is acceptable to the Bankruptcy Court and the creditors and other parties in interest.

The Company and the other Debtors continue to operate their business as debtors-in-possession. The Company has incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect the Company’s results of operations. During the nine months ended September 30, 2010, the Company incurred reorganization costs aggregating approximately $6.0 million and has incurred total reorganization costs of $7.3 million through such date.

The Company’s liquidity and capital resources are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on its activities, limitations on financing and the requirement of obtaining Bankruptcy Court approval for various matters. In particular, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes; and to pay certain pre-petition trade claims held by critical vendors with lien rights. The Company’s authorization to continue to use cash collateral and to sell homes free and clear of liens is currently scheduled to terminate on December 3, 2010.

Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors are entitled to receive any distribution.  At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on the Company’s business, or when the Company will emerge from these proceedings. Future results will depend upon the confirmation and successful implementation of a plan of reorganization. The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely confirmed, could further adversely affect the Company’s operations.

The Company depends on cash flows generated from operations to fund its Brightwater development, and to meet its debt service and working capital requirements. However, the Company’s ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry, continued weakness in the California economy, and negative publicity and prospective homebuyer concerns related to the Chapter 11 Cases. While the Company generated 31 net sales orders in the first nine months of 2009, it generated only 10 net sales orders at Brightwater during the comparable period of 2010, which the Company believes reflects the negative impact of the Chapter 11 Cases, as well as continued economic uncertainties, high unemployment and a general downturn in the housing market in the middle of 2010.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether modified or new financings can be obtained in order for the Company to meet its debt obligations before and after it emerges from bankruptcy. There can be no assurance that the Company will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to the ability of the Company to secure additional financing, and the terms of such financing if it is available.  The current housing and mortgage markets also present significant uncertainty as to the Company’s ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 5 and 6 for further discussion.

Based on Brightwater sales in 2009 and the first nine months of 2010, unless the Company is successful in executing a plan of reorganization in the Chapter 11 Cases, the Company does not believe that its cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet its current debt obligations under the current terms of the existing Revolving Loan Agreement and Term Loan Agreement as described in Notes 5 and 6, in addition to its anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern unless the Company is successful in replacing or restructuring its Revolving Loan and Term Loan debt through confirmation of a plan of reorganization in the Chapter 11 Cases, as described above. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 Cases. These amounts represent the Company’s current estimate of known or potential pre-petition obligations to be resolved in connection with the Chapter 11 Cases. Differences between estimated liabilities and the claims filed will be investigated and resolved in connection with the claims resolution process. The Company continues to evaluate these liabilities throughout the continuation of the Chapter 11 Cases and adjusts amounts as necessary. Such adjustments may be material. Due to the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Costs

Reorganization costs include legal and professional fees incurred in connection with the Chapter 11 Cases. During the three and nine months ended September 30, 2010, the Company incurred $2.3 million and $6.0 million, respectively, of reorganization costs and paid approximately $2.5 million and $4.4 million, respectively, of such costs. The Company has incurred total reorganization costs of $7.3 million from October 2009 through September 30, 2010.

Over-the-Counter Market

On April 27, 2010, the Company’s common stock commenced trading under the symbol “CALCQ.” in the OTCQB marketplace for Over-The-Counter stocks registered on the Securities and Exchange Commission which are current on registration filings. The Company’s common stock was delisted from the Nasdaq Stock Market at the open of trading on April 27, 2010 as a result of the Company’s inability to emerge from the Chapter 11 process by April 26.  The trading of the Company’s common stock in the over-the-counter market rather than on Nasdaq may negatively impact the trading price and the levels of liquidity available to its stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make the Company’s common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”

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

Consequences of Chapter 11 Cases

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10-45, “Reorganizations — Other Presentation Matters,” which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided or used by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 852-10-45 effective on October 27, 2009 and is segregating those items as outlined above for all reporting periods subsequent to such date.

Subsequent Events

In the preparation of this Quarterly Report on Form 10-Q, the Company evaluated events for accounting treatment and disclosure that occurred after the balance sheet date but before the financial statements were issued or were available to be issued. See Note 2 for discussion regarding the Chapter 11 Cases.

Cash Flows and Debt Compliance

Negative conditions in the current housing and credit markets give rise to uncertainty as to the Company’s present and future ability to meet its projected home sale closings and whether a plan of reorganization can be completed. The Company, like many other homebuilders, is constantly evaluating potential alternatives regarding its capital structure including, but not limited to, various strategies for restructuring its debt and raising additional capital. There can be no assurance that the Company will be successful in any of these endeavors. The limited credit availability for small businesses presents uncertainty as to the ability of the Company to secure additional financing and the terms of such financing if it is available, and as to the ability of the Company to achieve positive cash flow from operations required to satisfy its obligations.  See Notes 5 and 6 below for further discussion.

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

During the three and nine months ended September 30, 2010, the Company recorded impairment charges of $8.0 million and $14.0 million, respectively on the Brightwater project. See Note 4 — Real Estate Inventories. During the comparable periods in 2009, the Company recorded zero Brightwater project impairment charges and inland project impairment charges totaling zero and $3.2 million, respectively.

In making its determination to record Brightwater project impairments, the Company has incorporated various market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories, in accordance with ASC 360-10-35, in developing estimated future cash flows for impairment testing for its real estate inventories. The Company’s assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which the Company builds and sells homes. These assumptions can significantly affect the Company’s estimates of future cash flows. For those communities deemed to be impaired, the Company determines fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

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

Fair Value of Financial Instruments

The Company adopted ASC 820-10 “Fair Value Measurements and Disclosures,” as it applies to financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 and as it applies to non-financial assets and liabilities on January 1, 2009. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, model home financing, and other liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. Due to the Chapter 11 Cases and current default status of the Company’s Revolving Loan and Term Loan, the carrying amounts of the debt may not approximate fair value as of September 30, 2010. Accordingly, the fair value of debt that is included in liabilities subject to compromise in the Company’s consolidated balance sheets cannot be reasonably determined as of September 30, 2010, as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court. The Company has been notified that purchase/sale transactions involving the Revolving Loan and Term Loan have occurred between certain members of the loan syndicates and other financial or investment institutions. However, it is not practicable for the Company to determine the fair value of the Revolving Loan and Term Loan as the transactions are occurring in a private market.

The following table summarizes the Company’s fair value measurements at September 30, 2010 (in millions):

Description	Fair Value Hierarchy	Fair Value	Impairment Charges for the Nine Months Ended September 30, 2010
Real estate inventories	Level 3	$219.4	$14.0

In accordance with ASC 360, real estate inventories with a carrying value of $233.0 million were determined to be impaired during the three months ended June 30, 2010 and further impaired during the three months ended September 30, 2010, resulting in a year-to-date impairment charge of $14.0 million which is reflected in cost of sales.  The Brightwater inventories were written down to their estimated fair value of $219.4 million, after net additions of $400,000 during the three months ended September 30, 2010.  See “Impairment of Real Estate Inventories” above and Note 4 — Real Estate Inventories.

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

During the three and nine months ended September 30, 2010, the Company recorded valuation allowance adjustments on deferred tax assets totaling $5.0 million and $8.4 million, respectively. During the comparable periods in 2009, the Company recorded valuation allowance adjustments on deferred tax assets totaling $20.6 million and $28.2 million, respectively. See Note 9—Income Taxes.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon utilization of tax net operating losses in the carryforward period and its future projected taxable income. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. Additionally, there are critical uncertainties as to whether the Company will be able to continue selling homes at its Brightwater project using currently projected sales prices and absorption rates in light of the continuing deterioration in the housing and credit markets. If the Company utilizes a portion of its NOLs or certainty increases regarding the Company’s use of its NOLs due to projected results of operations and there is objectively verifiable evidence to support the expected realization of a portion of its deferred tax assets, an adjustment to the Company’s valuation allowance may be recorded to reflect greater expected utilization. In addition, if an ownership change occurs as a result of the Company’s emergence from Chapter 11, the utilization of tax net operating losses in the carryforward period is likely to be materially jeopardized.

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

Loss Per Common Share

Loss per common share is accounted for in accordance with ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and the dilutive effect of potential common shares outstanding.

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

Note 4 — Real Estate Inventories

Real estate inventories primarily consist of homes under construction and lots under development at Brightwater, along with a five-acre project being planned for 22 homes, in Huntington Beach in coastal Orange County and one inland community in Lancaster in Los Angeles County planned for 73 homes. As of September 30, 2010, real estate inventories aggregated 279 lots and homes, including 17 model homes, 10 standing inventory homes completed and unsold, three homes completed and in escrow, two homes under construction and in escrow and two inventory homes under construction. Real estate inventories at September 30, 2010 included $224.5 million recorded for 262 lots and homes under development and 17 model homes held under a financing lease at the Brightwater community, as well as a five-acre project being planned for 22 homes outside the Brightwater community, which are located on a mesa north of the Bolsa Chica wetlands in Huntington Beach, California. The additional recorded value in real estate inventories reflects 73 lots at the Company’s subsidiary’s inland project in Lancaster, California. The Company capitalizes carrying costs including interest and property taxes, as well as direct construction costs, to real estate inventories during the development and construction period.

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

During the three and nine months ended September 30, 2010, the Company recorded impairment charges of $8.0 million and $14.0 million, respectively, with respect to its Brightwater project. During the three and nine months ended September 30, 2009, the Company recorded inland project impairment charges totaling zero and $3.2 million, respectively.

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

Capitalized interest is allocated to real estate inventories when incurred and charged to cost of sales when the related property is delivered. Changes in capitalized interest follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capitalized interest, beginning of period	$40.7	$37.5	$36.8	$37.3
Interest incurred and capitalized	2.9	5.0	9.0	12.2
Charged to cost of sales	(1.2)	(2.9)	(3.4)	(5.7)
Charged to gain on debt restructuring	—	(2.8)	—	(7.0)
Capitalized interest, end of period	$42.4	$36.8	$42.4	$36.8

Note 5 — Revolving Loan

See Note 2 for a detailed discussion of the status of the Chapter 11 Cases which commenced October 27, 2009.  Since that date, the Company has not made any payments of principal on the Revolving Loan or the Term Loan described below in Note 6; however the Company continues to pay interest on the outstanding principal balances at agreed upon non-default interest rates.

As of September 30, 2010 and December 31, 2009, $81.7 million was outstanding for both periods under the Revolving Loan. The Company did not pay $1.7 million of principal due on September 30, 2009, and received a notice of event of default from the agent for the lending syndicate on October 1, 2009. In addition, the Company did not pay an additional $10.0 million due on December 31, 2009 and $10.0 million due on March 31, 2010, and did not repay the loan in full on the June 30, 2010 maturity date resulting in an aggregate of $81.7 million of principal due and unpaid as of September 30, 2010.

Interest on the facility is calculated on the average outstanding daily balance and is paid monthly. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2010 was $700,000 and $2.6 million, respectively, at weighted-average interest rates of 3.56% and 3.53%, respectively. Interest incurred on the Revolving Loan for the three and nine months ended September 30, 2009 was $1.0 million and $3.2 million, respectively, at weighted-average interest rates of 3.54% and 3.67%, respectively.  Following the Company’s $1.7 million principal payment default, effective October 1, 2009, interest began to accrue at the default rate specified in the loan; however, under the terms of the Bankruptcy Court’s cash collateral order, the Company continued paying interest at the non-default rate of LIBOR + 3.25% and was current on such interest payments as of September 30, 2010. On July 28, 2010, the Bankruptcy Court approved a settlement agreement between the Debtors, the agent and the existing lenders that provided, among other things, that no default interest will be due.

As of September 30, 2010, the Company has delivered 94 homes at Brightwater since inception of the project, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008 and 14 homes (six Trails, one Sands, five Cliffs and two Breakers) delivered during the nine months ended September 30, 2010. Due to the Chapter 11 Cases, no principal payments were made on the 24 homes delivered during the fourth quarter of 2009 and the first nine months of 2010.

As of September 30, 2010 and December 31, 2009, approximately zero and $500,000, respectively, of deferred loan fees and closing costs related to the Revolving Loan are included in other assets and were amortized over the expected life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories and charged to cost of sales when the related homes are delivered.

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

•                  A minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $4.0 million at all times.

•                  A prohibition on dividends.

As of September 30, 2010, the Company’s consolidated total liabilities are $220.0 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $93.2 million and the leverage ratio is 2.36. The Company is in compliance with the leverage and net worth covenants. However, the Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Revolving Loan based on an appraisal obtained in August 2009 by the agent for the Revolving Loan and Term Loan. In addition, the Company’s unrestricted cash balance of $3.0 million as of September 30, 2010, does not comply with its minimum liquidity requirement of $4.0 million.

While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes.  The Company did not meet its mandatory principal repayments due on September 30, 2009, December 31, 2009, or March 31, 2010 and was unable to fully repay the Revolving Loan by its current maturity date on June 30, 2010 from cash flow from operations.  Through the Chapter 11 reorganization process, the Company is striving to restructure its debt to incorporate payments that will accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund continued home construction.  There can be no assurance that the Company will be successful in this endeavor.

Note 6 —Term Loan

See Note 2 for detailed discussion of the status of the Chapter 11 Cases which commenced October 27, 2009. Since that date, the Company has not made any payments of principal on the Term Loan or the Revolving Loan described above in Note 5; however the Company continues to pay interest on the outstanding principal balances at agreed upon non-default interest rates.

As of September 30, 2010 and December 31, 2009, $99.8 million was outstanding for both periods under the Term Loan.  The Company did not pay $9.8 million, $15.0 million, $10.0 million and $15.0 million due on December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010, respectively, resulting in an aggregate of $49.8 million of principal due and unpaid as of September 30, 2010.

Interest on the facility is calculated on the average outstanding daily balance and is paid monthly. Interest incurred on the Term Loan for the three and nine months ended September 30, 2010 was $1.4 million and $4.0 million, respectively, at weighted-average interest rates of 4.31% and 4.28%, respectively. Interest incurred on the Term Loan for the three and nine months ended September 30, 2009 was $1.4 million and $4.6 million, respectively, at weighted-average interest rates of 4.29% and 4.61%, respectively.  Following the Company’s $1.7 million principal payment default on the Revolving Loan, effective October 1, 2009, interest under the Term Loan began to accrue at the default rate specified in the loan; however, under the terms of the Bankruptcy Court’s cash collateral order, the Company continued paying interest at the non-default rate of LIBOR + 4.00% and was current on such interest payments as of September 30, 2010. On July 28, 2010, the Bankruptcy Court approved a settlement agreement between the Debtors, the agent and the existing lenders that provided, among other things, that no default interest will be due.

The Term Loan is subject to mandatory repayments and commitment reductions based on 60% of the $600,000 release price on the first 70 units closed at the Brightwater project, and 60% of the $1.0 million release price per unit thereafter. As of September 30, 2009, the Company had delivered 70 homes. These mandatory repayments are applicable to the commitment reductions.  However, due to the Chapter 11 Cases, no principal payments were made on the additional 24 homes delivered during the fourth quarter of 2009 and first nine months of 2010.

As of September 30, 2010, the Company has delivered 94 homes at Brightwater since inception of the project, including the 17 model homes included in the sale-leaseback transaction completed on December 31, 2008 and 14 homes (six Trails, two Sands, five Cliffs and one Breakers) delivered during the nine months ended September 30, 2010, and made cumulative mandatory repayments for the Term Loan of $25.2 million prior to the filing of the Chapter 11 Cases.

As of September 30, 2010 and December 31, 2009, approximately $1.0 million and $1.9 million, respectively, of deferred loan fees and closing costs related to the Term Loan are included in other assets and amortized over the life of the loan. Amortization of these costs is included in the capitalization of interest allocated to real estate inventories, and charged to cost of sales when the related homes are delivered.

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

•                  A loan-to-value ratio, which prohibits the Company’s ratio of Term Loan debt outstanding to borrowing base value from exceeding a maximum ratio of 45% as of September 30, 2010 and thereafter, regarding which the Company has been notified it is in default.

•                  An interest coverage covenant which prohibits the Company’s ratio of EBITDA to interest incurred from being less than 2.00 to 1.00.

•                  A minimum consolidated tangible net worth covenant of $80 million, excluding impairment charges for inland projects and valuation allowances on deferred tax assets.

•                  A minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $4.0 million at all times.

•                  A prohibition on dividends.

As of September 30, 2010, the Company’s consolidated total liabilities are $220.0 million, tangible net worth after excluding the 2009 and 2008 inland impairment charges and valuation allowances on deferred tax assets is $93.2 million and the leverage ratio is 2.36. The Company is in compliance with the aforementioned covenants except for the loan-to-value and interest coverage covenants. The Company was notified on September 28, 2009 that it is not in compliance with the loan-to-value ratio covenant of the Term Loan based on an August 2009 appraisal obtained by the agent for the Revolving Loan and Term Loan.  In addition, the Company’s unrestricted cash balance of $3.0 million as of September 30, 2010, does not comply with its minimum liquidity requirement of $4.0 million.

While the sales pace at Brightwater was close to expectations at the beginning of 2009, the mix of sales was heavily weighted towards smaller homes which are generating less liquidity than the larger homes. Therefore, the Company did not make the mandatory repayments due on December 31, 2009, or March 31, June 30, or September 30, 2010. Through the Chapter 11 reorganization process, the Company is striving to restructure its debt to incorporate payments that will accommodate the expected sales pace of the Brightwater project and provide sufficient liquidity to fund continued home construction. There can be no assurance that the Company will be successful in this endeavor.

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

The model home lease allows the Company to utilize the 17 model homes for continued customer display for a term of three years expiring December 31, 2011, with two renewal options for one year each. In connection with the Chapter 11 Cases, the Bankruptcy Court approved the Company’s assumption of this lease on September 29, 2010. During the three and nine months ended September 30, 2010, the Company made model home lease payments totaling $788,000 and $2.4 million, respectively. Monthly lease payments of $262,500 per month are due through December 2010, and $279,167 per month in 2011.

The future minimum lease payments under the terms of the related lease agreement are as follows (in millions):

Year	Amount
2010	$0.8
2011	3.3
Total	$4.1

Note 8 - Other Liabilities (Not Subject to Compromise and Subject to Compromise)

As of September 30, 2010 and December 31, 2009, other liabilities not subject to compromise included contingent indemnity and environmental obligations totaling $1.6 million, including a reserve for the California Department of Toxic Substances Control matter discussed below.

As of September 30, 2010 and December 31, 2009, other liabilities subject to compromise were comprised of the following (in millions):

	Subject to Compromise
	September 30, 2010	December 31, 2009
Accrued pensions and benefits	$5.6	$5.5
Home warranty reserves	1.9	1.9
Contingent indemnity and environmental obligations	0.7	0.7
Capital contribution due to joint venture	0.5	0.5
Unamortized discount	(0.3)	(0.3)
	$8.4	$8.3

Accrued pensions and benefits includes the accrued benefit liability for the Company’s defined benefit retirement plan for which the benefit accrual for all participants was terminated on December 31, 1993.  Due to the prohibition on payments for prepetition liabilities in the Company’s Chapter 11 Cases, no assets have been contributed to the plan during 2010.  Contingent indemnity and environmental obligations primarily reflect (i) reserves before related discount (recorded pursuant to Fresh-Start Reporting in 1997) for contingent indemnity obligations for businesses disposed of by former affiliates and unrelated to the Company’s current operations and (ii) a reserve recorded during the three months ended September 30, 2010 related to a claim by the California Department of Toxic Substances Control, discussed below.

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

A trial date in the District Court case has been set for November 16, 2010.  After considering the legal costs of continuing to defend itself, HRC has determined that it will allow the DTSC to obtain a default judgment against it.  The DTSC has already filed a proof of claim in the Bankruptcy Cases and will presumably assert that the Company should pay the amount of the HRC default judgment under an alter ego theory of liability.  The Company believes that defending itself against any prospective liability in the Bankruptcy Cases will be a better allocation of resources and will have a greater likelihood of success than funding HRC to go to trial in the District Court.  While the Company does not believe the DTSC has a valid claim based on the merits of its case or under an alter ego theory of liability, since HRC will allow the DTSC to obtain a default judgment against it, applicable accounting rules require the Company to accrue for DTSC’s approximately $1.2 million of claims against HRC during the third quarter of 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$1.9	$1.8	$1.9	$1.7
Provision	—	—	—	0.1
Adjustment due to change in estimate	—	—	—	—
Payments	—	—	—	—
Balance at end of period	$1.9	$1.8	$1.9	$1.8

Note 9 - Income Taxes

The following is a summary of the tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current taxes	$—	$—	$—	$—
Deferred taxes	(4.9)	1.0	(8.3)	8.9
Valuation allowances on deferred tax assets	5.0	20.6	8.4	28.2
Income tax expense	$0.1	$21.6	$0.1	$37.1

During 2009 and the first nine months of 2010, the Company recorded valuation allowances for the entire amount of its net deferred tax assets due to uncertainties regarding the resolution of the Chapter 11 Cases filed October 27, 2009. The Chapter 11 filing constitutes significant negative evidence under ASC 740-10 as it represents uncertainties related to future projected taxable income. At this time, the Company is unable to conclude that it is “more likely than not” that the Company would be able to generate sufficient projected taxable income in future years in order to utilize its NOLs except to offset existing net deferred tax liabilities. The Company monitors the availability of real estate for development at economically viable prices, market conditions and other objectively verifiable economic factors affecting the Company’s operations, as well as other positive and negative factors, as it assesses valuation allowances against its deferred tax assets.

During the fourth quarter of 2009, the Company recorded a $950,000 tax receivable for federal alternative minimum tax paid for years prior to 2009 authorized by the November 2009 passage of the Worker, Homeownership and Business Assistance Act of 2009 which allows businesses with NOLs for 2008 and 2009 to carry back losses for up to five years and suspends the 90% limitation on the use of any alternative tax NOL deduction attributable to carry backs of the applicable NOL. In June 2010, the Company filed a refund claim for the amount of the tax receivable and received the refund during the third quarter of 2010.

The federal NOLs available as of September 30, 2010 were approximately $166 million. The amount of federal NOLs which expire if not utilized is $49 million in 2010, $42 million in 2011, zero in 2012, 2013 and 2014, and $75 million thereafter.

Internal Revenue Code (the “Code”) Section 382 generally limits the availability of NOLs if an ownership change occurs.  The Code defines an ownership change as a shift of stock ownership of more than 50% generally within a three-year period. If the Company were to experience an ownership change, it would determine if it has an overall net unrealized built-in gain (“NUBIG”) or overall net unrealized built-in loss (“NUBIL”).  Assuming the Company has a NUBIG, the use of all remaining NOLs would generally be subject to an annual limitation equal to (i) the value of the Company’s equity before the ownership change plus the increase in the value of the Company resulting from any debt cancellation through the Chapter 11 Cases, multiplied by the long-term tax-exempt rate (3.86% as of November 2010) plus (ii) built-in gains recognized within five years of the ownership change, subject to an overall limitation of the NUBIG.  Assuming the company has a NUBIL, the use of NOLs (and other built-in losses subject to an overall limitation of the NUBIL) would generally be subject to an annual limitation equal to the value of the Company’s equity before the ownership change plus the increase in the value of the Company resulting from any debt cancellation through the Chapter 11 Cases, multiplied by the long-term tax-exempt rate (3.86% as of November 2010).  If the Company’s NUBIG or NUBIL is not greater than the lesser of (a) 15% of the fair market value of its assets or (b) $10 million, then the NUBIG or NUBIL is deemed to be zero.

The Company estimates that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the Company, it has experienced a three-year cumulative ownership shift of approximately 44% as of November 1, 2010, as computed in accordance with Section 382. The cumulative shift includes the effect of an approximate 15% ownership shift which occurred in the second quarter of 2010 upon the sale of a large stockholder’s position.  The Company’s net deferred tax assets are currently fully reserved due to the uncertainty of the timing and amount of future taxable income.  If certainty increases regarding the Company’s use of its NOLs or projected results of operations and there is objectively verifiable evidence to support the expected realization of a portion of its deferred tax assets, an adjustment to the Company’s valuation allowance may be recorded to reflect greater expected utilization.  In addition, if an ownership change occurs as a result of the Company’s emergence from Chapter 11, the utilization of tax net operating losses in the carryforward period is likely to be materially jeopardized.

In September 2006, the Company’s Board of Directors suspended enforcement of the Company’s charter documents that restrict stockholders from acquiring more than 5% of the outstanding shares of common stock. At that time, the Board determined that such restrictions were not required to preserve the tax benefits of the Company’s NOLs. However, transactions by holders of over 5% of the Company’s common stock during the past three years necessitated the reinstatement of this control in order to ensure that the 50% change in ownership threshold is not exceeded which, under IRS rules, would severely limit the Company’s use of its NOLs.  Therefore, on May 13, 2010, the Company reinstated a ban on acquisitions of additional shares of its common stock, under certain circumstances, in order to preserve the tax benefits of the Company’s $166 million of NOLs.  In accordance with provisions of the Company’s charter documents, unless the Company has previously consented in writing (i) no stockholder may acquire shares in an amount that would cause the stockholder to own 5% or more of the common stock; and (ii) no current 5% or greater stockholder may acquire any additional shares of common stock.

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

Of the Company’s unrecognized tax benefits of $4.8 million at September 30, 2010, $100,000 would decrease the Company’s effective tax rate if recognized. During the quarter ended September 30, 2010, the Company’s unrecognized tax benefits decreased by approximately $100,000 as a result of the expiration of statutes of limitations. The Company expects that its unrecognized tax benefits will decrease by approximately $1.4 million within 12 months of the reporting date due to statutes of limitation lapses.

The Company recognizes interest expense and penalties related to uncertain tax positions as interest or other expense. As of September 30, 2010, the Company has not recorded any interest or penalties related to unrecognized tax benefits, due to the substantial NOLs available.

Certain tax year filings remain open to Federal and California examination, which are the Company’s only tax jurisdictions. The years 2007 through 2009 remain open for Federal purposes for which the Company utilized NOLs generated in 1993 to offset taxable income. The years 2006 through 2009 remain open for California purposes, during which time the Company utilized NOLs generated in 2007.

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

Legal Proceedings - Other Litigation

There are various lawsuits and claims pending against the Company and certain subsidiaries including matters discussed in Note 8 above. In the opinion of the Company’s management, ultimate liability, if any, will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Note 11 — Stockholders’ Equity

As of September 30, 2010, total stockholders’ equity is $11.2 million, reflecting beginning stockholders’ equity of $33.4 million, net loss of $22.3 million, and a $100,000 reduction in unrecognized tax benefits during the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010 and 2009, the Company issued a total of zero and 125,000 shares, respectively, of its common stock to three independent directors under the Director Fee Program, which is a component of the 1993 Plan. The Company is currently prohibited from issuing shares due to the Chapter 11 Cases. The 2009 restricted shares vested at a rate of 25% per quarter during 2009. The Company is currently prohibited from issuing shares due to the Chapter 11 Cases.

The Company did not grant any options during the nine months ended September 30, 2010 and 2009. Pursuant to ASC 718-10, “Compensation — Stock Compensation,” the Company recorded zero and $53,000 of compensation expense during the nine months ended September 30, 2010 and 2009, respectively, which is reflected in additional paid-in capital.

A summary of the status of the Company’s 1993 plan for the nine months ended September 30, 2010 follows:

	Number of Options	Weighted-Average Exercise Price		Weighted-Average Remaining Life
Outstanding, January 1	17,500	$21.58	(a)
Granted	—	$—
Exercised	—	$—
Outstanding, September 30	17,500	$21.58	(a)	5.35 years

Fully vested and exercisable at September 30	17,500	$21.58	(a)	5.35 years

Available for future grants at September 30	221,794

(a)                                  Adjusted for special dividend of $12.50

As of September 30, 2010, there were 17,500 options outstanding with a weighted-average exercise price of $21.58 (ranging from $13.35 to $25.99) and a weighted-average remaining life of 5.35 years. All outstanding stock options are fully vested. The aggregate intrinsic value of all outstanding, fully-vested and exercisable stock options at September 30, 2010 was zero.

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

Status of Chapter 11 Cases

On October 27, 2009, California Coastal Communities, Inc. (“we”) and certain of our direct and indirect wholly-owned subsidiaries (collectively with us, the “Debtors”) filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Chapter 11 Petitions are being jointly administered under the caption In re California Coastal Communities, Inc., Case No. 09-21712-TA (the “Chapter 11 Cases”). The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have obtained the Bankruptcy Court’s approval to, among other things, continue to pay post-petition vendors, sell homes free and clear of all liens on an interim basis, use cash collateral on an interim basis, honor homeowner warranties, meet payroll obligations and provide employee benefits. There can be no assurance that we and the other Debtors will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the creditors and other parties in interest, or continue to operate as debtors-in-possession until the Chapter 11 Cases have been fully adjudicated.

We have 13 direct or indirect consolidated subsidiaries which are not guarantors of the $81.7 million Revolving Loan or the $99.8 million Term Loan and are not Debtors in the Chapter 11 Cases. These subsidiaries are former owners of businesses unrelated to our current operations and have no current material operations.

On March 26, 2010, we filed a proposed disclosure statement and proposed joint plan of reorganization with the Bankruptcy Court and a hearing on the adequacy of the disclosure statement was held on May 12, 2010. Subsequently, on June 18, 2010, we obtained a financing commitment from Luxor Capital Group, LP (“Luxor”) to provide $184 million of new debt financing and on July 2, 2010 filed a revised disclosure statement and proposed joint plan of reorganization, which were further revised on July 28, 2010, with the Bankruptcy Court. On August 31, 2010, the Luxor financing commitment expired.

We are continuing to negotiate with our lenders to develop a consensual plan of reorganization, however there can be no assurance that we and the other Debtors will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases in a manner that is acceptable to the Bankruptcy Court and the creditors and other parties in interest.

We and the other Debtors continue to operate our business as debtors-in-possession. We have incurred and will continue to incur significant costs associated with the reorganization which are expected to significantly affect our results of operations. During the nine months ended September 30, 2010, we incurred reorganization costs aggregating approximately $6.0 million and have incurred total reorganization costs of $7.3 million through such date.

We have maintained business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Cases, which have resulted in various restrictions on our activities, limitations on financing and the requirement of obtaining Bankruptcy Court approval for various matters. In particular, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other employment benefits to employees as well as other related pre-petition obligations; to continue to construct and sell homes; and to pay certain pre-petition trade claims held by critical vendors with lien rights. Our authorization to continue to use cash collateral and to sell homes free and clear of liens is currently scheduled to terminate on December 3, 2010.

Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution.  At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on our business, or when we will emerge from these proceedings. Future results will depend upon the confirmation and successful implementation of a plan of reorganization. The continuation of the Chapter 11 Cases, particularly if a plan of reorganization is not timely confirmed, could further adversely affect our operations.

We depend on cash flows generated from operations to fund our Brightwater development, and to meet our debt service and working capital requirements. However, our ability to continue to generate sufficient cash flows has been and will continue to be adversely affected by continued difficulties in the homebuilding industry, continued weakness in the California economy, and negative publicity and prospective homebuyer concerns related to the Chapter 11 Cases. While we generated 31 net sales orders in the first nine months of 2009, we generated only 10 net sales orders at Brightwater during the comparable period of 2010, which we believe reflects the negative impact of the Chapter 11 Cases, as well as the continued economic uncertainties, high unemployment and a general downturn in the housing market in the middle of 2010.

Continuing negative conditions in the housing and credit markets give rise to uncertainty as to our present and future ability to meet our projected home sale closings and whether modified or new financings can be obtained in order for us to meet our debt obligations before and after we emerge from bankruptcy. There can be no assurance that we will be successful in any of these endeavors. While the national credit markets appear to be improving, there is limited availability of financing for small businesses which presents significant uncertainty as to our ability to secure additional financing, and the terms of such financing if it is available. The current housing and mortgage markets also present significant uncertainty as to our ability to achieve sufficient positive cash flow from operations required to satisfy its debt obligations and meet financial covenant requirements. See Notes 5 and 6 to the Consolidated Financial Statements for further discussion.

Based on Brightwater sales in 2009 and the first nine months of 2010, unless we are able to successfully execute a plan of reorganization with respect to the Chapter 11 Cases, we do not believe that our cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet our current debt obligations under the current terms of the existing Revolving Loan Agreement and Term Loan Agreement as described in Notes 5 and 6 to the Consolidated Financial Statements, in addition to our anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern unless we are successful in replacing or restructuring our Revolving Loan and Term Loan debt through confirmation of a plan of reorganization in the Chapter 11 Cases. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Over-the-Counter Market

On April 27, 2010 our common stock commenced trading under the symbol “CALCQ” in the OTCQB marketplace for Over-The-Counter stocks registered on the Securities and Exchange Commission which are current on registration filings.  Our common stock was suspended from trading on the Nasdaq Stock Market on April 27, 2010 because we had not emerged from the Chapter 11 process by April 26, 2010.  Our common stock was officially delisted on June 21, 2010. The trading of our common stock in the over-the-counter market rather than on Nasdaq may negatively impact the trading price and the levels of liquidity available to our stockholders. In addition, securities that trade over-the-counter are not eligible for margin loans and will make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”

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

In view of the continuing significant economic downturn in the housing market, during the remaining three months of 2010 our new home construction will be limited to our 356-home Brightwater project located on the Bolsa Chica mesa in Huntington Beach, California.

During the remaining three months of 2010, our primary goals will be to:

•                  propose a consensual plan of reorganization to restructure our debt obligations which can be confirmed by the Bankruptcy Court as soon as possible, and would enable us to emerge from Chapter 11 bankruptcy in early 2011; and

•                  continue constructing, selling and delivering homes at Brightwater.

There can be no assurance that we will accomplish, in whole or in part, all or any of these strategic goals or any other strategic goals or opportunities that we may pursue.

Our total revenues for the three months ended September 30, 2010 and 2009 were $5.6 million and $11.4 million, respectively and $17.7 million and $34.7 million for the nine months ended September 30, 2010 and 2009 respectively.  For the three months ended September 30, 2010 and 2009, we delivered four and 21 homes, respectively. Our total assets as of September 30, 2010 and December 31, 2009 were $231.2 million and $249.9 million, respectively, with Brightwater and other nearby properties constituting $224.5 million (97% of total assets) and $234.8 million (94% of total assets), respectively. Our homebuilding subsidiary, Hearthside Homes, Inc., has delivered over 2,300 homes to families throughout Southern California since its formation in 1994.

Prior to obtaining the Coastal Development Permit for our Brightwater project in December 2005, we historically maintained a minimal amount of leverage. In September 2006, we obtained $225 million of debt financing, as described in Notes 5 and 6 to the Consolidated Financial Statements, which provided $100 million for Brightwater construction and $125 million to fund a $12.50 per share special dividend paid to our stockholders in September 2006. As of September 30, 2010, we had $204.0 million of debt (including the model homes lease) against $11.2 million of book equity.

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

Homebuilding Outlook and Operating Strategy

The housing market downturn that began in 2006 and accelerated when the financial crisis and economic recession began in 2007 has continued through the third quarter of 2010. Specifically, the credit markets and the mortgage industry have experienced a period of unparalleled turmoil and disruption characterized by bankruptcy, declining home prices and restrained demand, low consumer confidence, high unemployment, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. This disruption of the credit markets has made it more difficult for homebuyers to obtain acceptable financing, particularly for jumbo-mortgages. In addition, the supply of new and resale homes in the marketplace remained excessive in relation to the levels of consumer demand, particularly in light of record numbers of foreclosed homes which are being offered at substantially reduced prices. These pressures in the marketplace forced homebuilders to use increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels throughout 2009 and the first nine months of 2010.

Although the National Bureau of Economic Research recently concluded that the national recession that began in December 2007 ended in June 2009, weakness in the homebuilding environment has continued as unemployment remains at very high rates. Economic uncertainty and the lapse of government support incentives for homebuyers continue to hamper the homebuilding industry, despite some modest economic improvements.  The main factors driving these conditions have been mounting sales of lender-owned homes acquired through mortgage foreclosures and short sales which has been fueled by increasing mortgage delinquencies, greater voluntary or involuntary mortgage defaults, and the lifting to varying degrees of voluntary lender foreclosure moratoriums; a generally weak economic and employment environment; tightened mortgage credit standards and reduced credit availability; tepid consumer confidence; intense competition for home sales; and the actual or proposed winding down, reduction or reversal of government programs and policies supportive of home ownership. We expect these factors to continue to negatively impact housing markets to varying degrees through the fourth quarter of 2010 and into 2011.

The broader homebuilding industry has experienced a continuously depressed level of new home sales, which we believe was exacerbated by a general hesitation in the national and global markets due to the oil spill in the Gulf of Mexico; uncertainty of the European financial system; and declines in the stock market earlier this year. Concern about the state of the economy and the job market continues to negatively affect consumer confidence, as unemployment rates continued to rise throughout 2009 in almost all of the metropolitan areas tracked by the U.S. Department of Labor. The unemployment rate in California was 12.2% at both the end of the third quarter of 2010 and at the end of the third quarter of 2009, while the unemployment rate in Orange County was 9.6% in September 2010 compared with 9.4% in September 2009. We believe that as long as these high unemployment rates continue, they will be one of the key barriers to commitment to a home-buying decision for our potential customers and will continue to impact the sales pace of the industry as a whole.

These adverse conditions have now persisted to varying degrees since the beginning of 2006 and their impact is reflected in our results for the first nine months of 2010 and 2009.  We believe the weak demand we are experiencing, particularly for homes over $1.5 million, reflects the excess supply of higher end homes in the coastal Huntington Beach market, as well as homebuyers’ reluctance to make a purchasing decision until they are comfortable that home prices have stabilized.  In addition, uncertainties surrounding future economic growth and our continuing Chapter 11 Cases have suppressed our home sales.  The inventories of resale homes in the Huntington Beach coastal zip codes have been declining, reducing the supply of resale homes with which Brightwater may compete, and the jumbo-mortgage market is showing signs of gradual improvement. However, there can be no assurance that these trends will continue.

During 2009, the California home-buyer tax credit enacted early in the year boosted demand somewhat; however, the federal stimulus plan did not significantly impact sales at our Brightwater project due to its income and first-time buyer restrictions. As the credits expired, demand declined.  As of August 31, 2009, all of the $100 million in California tax credits had been issued. On March 25, 2010, an additional $200 million of funding was approved by the State of California which will provide up to a $10,000 credit to first-time homebuyers or those purchasing a newly built home starting May 1, 2010. As of August 15, 2010, the Franchise Tax Board stopped accepting applications for the first-time buyer credit and as of September 14, 2010, the Franchise Tax Board reported that it is likely that applications for more than $100 million of the new home credit have been received, although it is still accepting applications.

Our overall outlook remains cautious given the significant negative factors and trends noted above and the uncertainty as to when our served markets may experience a sustained recovery.  We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, improved economic activity and employment levels, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events may occur.  While we have begun to see some positive signs that these negative trends in the overall economy are moderating, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery. We anticipate that the overhang of bank-owned homes will continue to bloat the market throughout 2010 and into 2011 as lenders seek to unload their inventory of foreclosed homes. We expect that market conditions will remain challenging and we expect that our operations may sustain periodic losses until the homebuilding industry and economy, as a whole, demonstrate a sustained rebound. Further, until we are able to restructure our Revolving Loan and Term Loan debt through the Chapter 11 Cases, prospective buyers may remain reluctant to purchase a Brightwater home and we may continue to experience slower sales.

We maintain relationships with various mortgage providers and, with few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing but the number of potential home buyers that can qualify under the tightened lending standards has diminished. The availability of certain mortgage financing products continues to be constrained due to increased scrutiny of once commonly-used mortgage products such as sub-prime, Alt-A, and other non-prime mortgage products. Further, throughout 2009, the interest rates on jumbo mortgages were significantly greater than interest rates on conforming mortgages, with spreads approximating 1% compared with historical spreads in the range of only .25% to .35%. As of November 2010, the spread has narrowed to approximately .50% to .90%. Mortgage market liquidity issues and more stringent underwriting criteria have impeded some of our home buyers from closing escrow, while others have found it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could remain depressed or slow further until these markets improve.

In response to the ongoing crisis in the housing market and national credit markets, during the first nine months of 2010 we:

•                  continued offering incentives for all of our homes in order to reduce inventory at Brightwater; and

•                  pursued a proposed joint plan of reorganization for relief under Chapter 11 in the Bankruptcy Court in order to restructure the approximately $182 million of Brightwater indebtedness under the Revolving Loan and the Term Loan and to pay certain costs of exiting the Chapter 11 process.

We expect to continue operations at only the four Brightwater communities until we see reasonable signs of a housing market recovery. If market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our results for 2010 are adversely affected by the costs of restructuring our debt through the Chapter 11 Cases. Our results could also be adversely affected if general economic conditions do not improve further or deteriorate, if consumer confidence remains weak or declines further, if job losses continue or accelerate, if foreclosures or distressed sales increase, or if consumer mortgage lending becomes less available or more expensive, any or all of which would further diminish the prospects for a recovery in housing markets.

We believe that stability in the credit and capital markets and an eventual renewal of consumer confidence in the national economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. We also believe that a meaningful improvement in housing market conditions will require the restoration of consumer and credit market confidence that will support a decision to buy a home, which will in turn require a sustained decrease in inventory levels, price stabilization and reduced foreclosure rates.

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

During the first nine months of 2010 and 2009, we delivered 14 and 39 (including 21 Brightwater) homes, respectively. As of November 9, 2010, three additional homes have been delivered, bringing year-to-date deliveries to 17 homes, and three additional homes are in escrow, as discussed further under Item 1—Business—Our Current and Future Homesites below.

Despite the challenges of the current California homebuilding market, we believe the potential for our Brightwater project remains high. Brightwater has not been immune to the effects of the unstable mortgage and housing markets; however, prior to our bankruptcy filing that impact appeared less severe than the weakness we have seen in our inland markets. We believe that the reduced impact is a result of Brightwater’s superior coastal location, the extremely limited supply of new homes on the coast of Southern California and the absence of significant competition from other homebuilders in the Huntington Beach market due to the lack of available land for the development of new single family detached homes. We believe that Brightwater is in a location that is difficult to replace and in a market where approvals are increasingly difficult to achieve. We also believe that Brightwater has substantial embedded value that should not be sacrificed under current depressed market conditions but, rather, should be realized over time. Finally, we believe that Brightwater’s demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the significant number of affluent households along the coast of Southern California. Therefore, we remain optimistic about continuing sales at Brightwater once we emerge from bankruptcy.

While we generated 31 net sales orders in the first nine months of 2009, we generated only two net sales orders at Brightwater during the fourth quarter of 2009 and 10 net sales orders during the first nine months of 2010. We believe the deceleration in sales pace for the fourth quarter of 2009 and the first nine months of 2010 primarily reflects the negative impact of the Chapter 11 announcement in October 2009.  We anticipate that sales pace will continue to be negatively impacted until we successfully implement a Chapter 11 plan of reorganization.

We expect that market conditions will continue to be challenging throughout the remainder of 2010 and into 2011, as unemployment rates remain elevated, foreclosure activity continues to be significant and consumer confidence continues to be eroded. Although substantially reduced home prices and low consumer mortgage interest rates have improved housing affordability, many potential homebuyers remain tepid about purchasing a home in this uncertain economic environment. This demand-side dynamic, in conjunction with a high level of foreclosures, is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the beginning of 2006.

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

Finally, our operating results during the fourth quarter of 2010 and in 2011 could be adversely affected if housing, credit market, or general economic conditions deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in the housing market. We believe that there will not be a meaningful improvement in the housing market until there is a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, greater availability of jumbo-mortgage financing, a significant improvement in job growth and the restoration of consumer confidence that can support a decision to buy a home.

Our Current and Future Homesites

Our homebuilding operations include active projects in the Huntington Beach area of Southern California.  We delivered 14 homes (six Trails, two Sands, five Cliffs and one Breakers) during the nine months ended September 30, 2010, compared with 39 deliveries (11 Trails, four Sands, two Cliffs, four Breakers and 18 inland project homes) during the comparable period in 2009. We acquired no single-family residential lots during the nine months ended September 30, 2010 and 2009 and we have no contracts to acquire land or lots.

The following chart describes our current projects, their location and our lot and standing home inventories as of September 30, 2010:

Project	Location	Commenced Sales	Models (b)	Backlog	Standing Inventory	Specs Under Construction	Remaining Lots	Total Lot Inventory
Brightwater in Orange County (a):
The Trails	Huntington Beach	2007	4	2	4	—	17	27
The Sands	Huntington Beach	2007	4	1	3	1	52	61
The Cliffs	Huntington Beach	2008	4	1	1	—	89	95
The Breakers	Huntington Beach	2008	5	1	2	1	87	96
Subtotal—Orange County			17	5	10	2	245	279
Lancaster:
Unimproved lots	Lancaster	(c)	—	—	—	—	73	73
Total—All Projects			17	5	10	2	318	352

(a)          Land acquired in 1970; commenced construction in 2006.

(b)         We sold our 17 Brightwater models to an independent third-party investor on December 31, 2008 and leased them back; however, the lease transaction is accounted for as a financing and therefore those homes are included in our home inventories.

(c)          To be determined subject to market conditions.

As of September 30, 2010, we had standing inventory of 10 Brightwater homes. During the nine months ended September 30, 2010, net new orders at Brightwater decreased to 10 homes compared with 31 homes during the comparable period in 2009 due to the negative impact of our Chapter 11 bankruptcy on buyer confidence, the continued weak economic environment, and the absence of sales activity at our inland projects compared with the first nine months of 2009. During the first nine months of 2010 we had no sales of inland homes compared with 17 (excluding the sale of 62 finished lots and four model homes at the Woodhaven project) during the first nine months of 2009. Cancellations as a percentage of new orders were 33.0% during the nine months ended September 30, 2010, compared with approximately 11.1% during the comparable period in 2009 with the higher cancellation rate in the first nine months of 2010 reflecting the negative impacts of the general economy and our continuing Chapter 11 bankruptcy process. Backlog for Brightwater as of September 30, 2010 decreased to five homes compared with 17 homes as of September 30, 2009.

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

Brightwater is the largest property in our portfolio and, along with other nearby properties (including a five-acre parcel in the process of entitlement), comprises substantially all of our real estate inventories as of September 30, 2010. This project is located on one of the last large undeveloped coastal properties in Southern California. Brightwater is bordered on the north and east by residential development in the City of Huntington Beach and Huntington Harbor, to the south by open space and the 1,300-acre Bolsa Chica wetlands, and to the west by 120 acres of publicly-owned conservation land and open space on the lower bench of the Bolsa Chica mesa, Pacific Coast Highway, Bolsa Chica State Beach, and the Pacific Ocean. Brightwater also has 37 acres of open space and conservation area.

We completed construction of eight model homes at The Trails and The Sands neighborhoods in July 2007, held a grand opening in August 2007 and delivered the first nine homes in December 2007. During January 2008, we completed construction of nine additional model homes for The Cliffs and The Breakers and in February 2008 began selling homes to buyers who previously registered on our priority list. We held a grand opening for these neighborhoods in March 2008. These homes are larger than The Trails and The Sands, ranging from 2,724 to 4,339 square feet. We began delivering homes at The Cliffs and The Breakers during the third quarter of 2008. As of September 30, 2010, we have delivered an aggregate of 77 homes (excluding the 17 model homes) at Brightwater, including 35, 17, 14, and 11 homes at The Trails, The Sands, The Cliffs, and The Breakers, respectively.

Key facts and assumptions regarding the Brightwater development project include the following:

•                  Brightwater is expected to consist of 356 homes, including 106 homes at The Breakers, 109 homes at The Cliffs, 79 homes at The Sands and 62 homes at The Trails.

•                  There are 63 homes at Brightwater which will have unobstructed views of the Pacific Ocean and/or the Bolsa Chica wetlands, including 36 homes at The Breakers (five delivered to date), 25 homes at The Cliffs (two delivered to date) and two homes at The Sands.

•                  Build-out of production homes, which is subject to market conditions, is currently expected to take approximately five years and be completed in 2015.

•                  Costs to improve the lots from their raw condition to finished lots, including County permits, City annexation fees and school fees, approximate $200,000 per lot. As of September 30, 2010, approximately 77% of these lot improvement costs have already been incurred.

•                  The direct costs (excluding indirect costs such as supervision, overhead, sales and marketing, warranty, insurance, etc.) of building homes at Brightwater are currently expected to range from approximately $115 to $132 per square foot.

•                  Indirect costs are expected to approximate 3% of sales revenues.

•                  Based on current sales price and cost projections, the various Brightwater products are currently expected to generate gross margins of approximately 3% to 18%. Gross margins for the larger homes at The Cliffs and The Breakers are currently expected to approximate 12% to 18%, while gross margins at The Trails and The Sands are currently expected to approximate 3% to 10%. The decrease in expected margins as compared with the prior quarter expectation reflects greater than expected use of outside brokers, particularly in the near term and incentives provided to buyers during our Chapter 11 Cases, partially offset by reduced basis due to valuation reserves.

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

Deliveries for the three and nine months ended September 30, 2010 and 2009 were as follows:

		Deliveries
		Three Months		Nine Months
		Ended		Ended
		September 30,		September 30,
	Location	2010	2009	2010	2009

Brightwater
The Trails	Huntington Beach	1	7	6	11
The Sands	Huntington Beach	1	—	2	4
The Cliffs	Huntington Beach	2	—	5	2
The Breakers	Huntington Beach	—	—	1	4
		4	7	14	21
Inland Empire/Lancaster
Completed Projects	Various	—	13	—	18

		4	20	14	39

Huntington Beach.  We completed construction of the first eight model homes for The Trails and The Sands products which range from 1,710 to 2,160 square feet during July 2007 and opened for sales in August 2007. We completed construction of nine model homes for The Cliffs and The Breakers in January 2008 and began selling homes in February 2008. We delivered nine homes at an average price of $1.2 million, or $609 per square foot during 2007 and 23 homes during 2008, at an average price of $1.4 million, or approximately $564 per square foot. We delivered 31 homes at an average price of $1.2 million (including three Breakers view homes averaging $3.2 million), or approximately $539 per square foot, during the year ended December 31, 2009. During the nine months ended September 30, 2010, we delivered 14 homes at an average price of $1.2 million, or approximately $488 per square foot. We delivered three additional homes during October and early November, including one home with wetland and ocean views, at an average price of $1.3 million or approximately $564 per square foot.  As of November 9, 2010, three Brightwater homes, including no homes with wetland or ocean views, are in escrow at an average price of $1.1 million, or approximately $445 per square foot, and 11 additional homes are completed or under construction and have been released for sale.

The Trails and The Sands

We delivered eight and 15 homes at The Trails and The Sands during the nine months ended September 30, 2010 and 2009, respectively, and generated revenue of $6.8 million and $13.2 million, respectively, and gross operating margins of 1.9% and 12.0%, respectively. We delivered two additional Trails and Sands homes during October 2010 at an average price of $875,000. Homes at The Trails and The Sands are presently being offered at prices ranging from $798,000 to $1.0 million. As of November 9, 2010, two homes are in escrow at The Trails and The Sands, six homes are completed and unsold, and one home is under construction and unsold.

The Cliffs and The Breakers

We delivered six homes at The Cliffs and The Breakers during both the nine months ended September 30, 2010 and 2009, and generated revenue of $9.4 million and $14.5 million, respectively, and gross operating margins of 12.0% and 31.2%, respectively. Three of the six homes delivered during the first nine months of 2009 were view homes with an average sales price of $3.2 million. The decrease in margins reflects the absence of view premiums for five of the six homes delivered during the first nine months of 2010, expected increases in interest rates in connection with restructuring our debt, price reductions and incentives required to be competitive under current market conditions, and greater use of third-party real estate brokers. We delivered one additional Cliffs home during early November 2010 at a price of $2.2 million. Homes at The Cliffs and The Breakers are presently being offered at prices ranging from $1.3 million to $3.0 million for 2,724 to 4,339 square foot homes. As of November 9, 2010, one home is in escrow at The Cliffs and The Breakers, three homes are completed and unsold, and one home is under construction and unsold.

The Ridge

We are pursuing entitlement for 22 homes averaging 3,500 square feet in the City of Huntington Beach near our existing Brightwater project. The City of Huntington Beach City Council approved the project on July 6, 2010. Entitlement of these lots is subject to approval by the California Coastal Commission (the “Commission”), and is currently expected to take two to three years.  The City of Huntington Beach submitted an application to the Commission during September 2010 to revise the Local Coastal Program and we are working with the City of Huntington Beach to respond to inquiries made by the Commission staff.

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

Impairment of Long-Lived Assets

During the three and nine months ended September 30, 2010, we recorded impairment charges of $8.0 million and $14.0 million, respectively, with respect to our Brightwater project. This determination was made based upon recent home sales activity in the marketplace and other economic data which may or may not be representative of actual trends in the economy. Our analysis also considered less conservative assumptions which were supported by historical analysis of significant factors in the evaluation. Although an impairment of the Brightwater project has been recorded, we believe that an appropriate projected value is particularly difficult to determine due to our extended period of time in Chapter 11, which has a negative impact on potential sales of Brightwater homes. During the comparable periods in 2009, we recorded zero Brightwater project impairment charges and inland project impairment charges totaling zero and $3.2 million, respectively.

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

In making our determination to record Brightwater project impairments, we have incorporated various market assumptions including those regarding home prices, sales pace, sales and marketing costs, infrastructure and home-building costs, and financing costs regarding real estate inventories, in accordance with ASC 360-10-35, in developing estimated future cash flows for impairment testing for our real estate inventories. Our assumptions are based, in part, on general economic conditions, the current state of the homebuilding industry, expectations about the short- and long-term outlook for the housing market, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. For those communities deemed to be impaired, we determine fair value based on discounted estimated future cash flows using estimated absorption rates for each community.

We evaluated our Brightwater project for impairment as of September 30, 2010, and determined that in addition to the $6.0 million impairment recorded at June 30, 2010, an additional impairment of $8.0 million was indicated based on our updated projection of the project’s future cash flows, including projected revenues, costs and gross margin, including a very slow sales period during the quarter ended September 30, 2010.  We based our assumptions on our evaluation of projected prices while reflecting current marketing efforts, review of competitive home sales, characteristics of the Huntington Beach housing market, and current construction costs.  Our book basis in Brightwater of $219.4 million as of September 30, 2010 reflects the $14.0 million of impairment charges recorded during the nine months ended September 30, 2010 and a fair value adjustment recorded in September 1997 under “Fresh Start” accounting, as well as development and construction costs incurred and reductions for costs of sales in conjunction with real estate sales since then.  From 1997 through 2009, we recorded no impairment charges for Brightwater, primarily due to the long holding period and significant increases in home prices since 1997, before the current challenging conditions and price depreciation of the past two years.

The most critical factors in our Brightwater analysis are projected home prices and direct construction costs, as they are affected by market factors such as home sale competition, the availability of financing for home purchases and competition for direct construction goods and services.  Since opening for sales at Brightwater in August 2007, we have reduced prices and offered sales incentives in response to the recent difficult conditions in the housing market. We have reflected these price reductions in our projections which reduced average future projected gross margins for the project from approximately 30%-40% in 2007 to 6%-33% as of December 2009 and 3%-18% as of September 2010. The decrease in expected margins also reflects greater expected use of third-party real estate brokers, particularly in the near-term, and incentives provided to buyers during our Chapter 11 Cases, partially offset by reduced basis due to valuation reserves.

Home prices and direct construction costs are two of the most critical factors in our impairment analysis and we estimate that a 1% change in home prices or direct construction costs would change gross margin by approximately ..75% and .25%, respectively. In addition, projected sales pace is also critical.  Due to their subjective and interrelated nature, we cannot meaningfully quantify the impact of potential changes for all of the factors considered in our impairment analysis. While there is risk that additional price reductions may be necessary, it appears unlikely that any future price reductions or direct construction cost increases would result in erosion of the entire positive cash flow that we are currently projecting and result in a further impairment charge for this project. However, there can be no assurance in that regard because economic and housing market conditions may continue to worsen or other events beyond our control may occur which could result in a change in our assumptions.

In our analysis, we noted that the Brightwater project in Huntington Beach is in a mature housing market with very limited new home construction and a low supply of comparable resale homes with views or competitive features.  Further, Huntington Beach has consistently outperformed other coastal Orange County cities with average market times of four to six months compared with seven to eight months in neighboring coastal cities. Notably, since September 2009, supply at the $1.0 million to $1.5 million level has declined from slightly over seven months to slightly under seven months as of September 2010. During the same time period, supply has declined from 23 months to 16 months at the $2.0 million and above level. In January 2009, the City of Huntington Beach’s credit rating was raised, reflecting the city’s built-out nature and expected economic resilience of the city’s households.  Therefore, market data support our assumption that our Brightwater project in Huntington Beach will fare better than most surrounding Orange County communities and significantly better than projects in inland areas, resulting in reasonable expectations of price increases in future years as the economy and housing markets recover given the limited supply of new homes along the coast of Southern California.

In our impairment analysis of the Brightwater project, we also consider projected construction and related costs and the availability of mortgage financing for our potential homebuyers.  While mortgage financing for our homes is still challenging, 30-year jumbo mortgage rates have decreased from a national average high of 8.4% in October 2008 to current rates ranging from 4.75% to 5.15% and lenders continuing to accept down payment requirements of 20% for well-qualified buyers, down from as high as 30% for jumbo loans in the Fall of 2009.  With the conforming loan maximum in Orange County continuing at $729,750, a significant portion of our potential homebuyers are able to finance a substantial portion of their home purchase at historically low mortgage rates below 5.0%.

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

On October 27, 2009, we filed Chapter 11 Petitions in the Bankruptcy Court. Due to uncertainties regarding the resolution of our Chapter 11 Cases and our ability to utilize our NOLs in the future, during 2009 we recorded a valuation allowance for the remaining amount of our net deferred tax assets. We recorded an additional valuation allowance of $8.4 million during the first nine months of 2010 related to deferred tax assets generated during the first nine months of the year.

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

We remain subject to the general rules of Section 382 of the Internal Revenue Code, which limit the availability of net operating losses (“NOLs”) if an ownership change occurs. If we were to experience another ownership change, we would determine if we have an overall net unrealized built-in gain (“NUBIG”) or overall net unrealized built-in loss (“NUBIL”).  Assuming we have a NUBIG, the use of all remaining net operating losses (“NOLs”) would generally be subject to an annual limitation equal to (i) the value of our equity immediately before the ownership change, plus the increase in our value resulting from any debt cancellation through the Chapter 11 Cases, multiplied by the long-term tax-exempt rate (3.86% as of November 1, 2010) plus (ii) built-in-

gains, recognized within five years of the ownership change subject to an overall limitation of the NUBIG.  Assuming we have a NUBIL, the use of NOLs (and other built-in losses subject to an overall limitation of the NUBIL) would generally be subject to an annual limitation equal to our equity value before the ownership change plus the increase in our equity value resulting from any debt cancellation through the Chapter 11 Cases, multiplied by the long-term tax-exempt rate (3.86% as of November 2010).  If our NUBIG or NUBIL is not greater than the lesser of (a) 15% of the fair market value of our assets or (b) $10 million, then the NUBIG or NUBIL is deemed to be zero.

We estimate that after giving effect to various transactions by stockholders who hold a 5% or greater interest in the company, we have experienced a three-year cumulative ownership shift of approximately 44% as of November 1, 2010, as computed in accordance with Section 382. In addition, if an ownership change occurs as a result of the Company’s emergence from Chapter 11, the utilization of tax net operating losses in the carryforward period is likely to be materially jeopardized.

On May 13, 2010, we reinstated a ban on acquisitions of additional shares of our common stock, under certain circumstances, in order to preserve the tax benefits of our $166 million of NOLs.  In accordance with provisions of our charter documents, unless we have previously consented in writing (i) no stockholder may acquire shares in an amount that would cause the stockholder to own 5% or more of the common stock; and (ii) no current 5% or greater stockholder may acquire any additional shares of common stock.

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

The following tables set forth key operating and financial data for our homebuilding operations for the three and nine months ended September 30, 2010 and 2009.

Backlog as of September 30

Homes in Backlog			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
5	17	(70.6)%	$6.5	$21.4	(69.6)%	$1,300	$1,261	3.1%

Homes Delivered
Three Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
4	20	(80.0)%	$5.6	$9.6	(41.7)%	$1,400	$480	191.7%

Homes Delivered
Nine Months Ended September 30

Homes Delivered			Value ($ in millions)			Average Selling Price ($ in thousands)
2010	2009	Change	2010	2009	Change	2010	2009	Change
14	39	(64.1)%	$16.3	$32.9	(50.5)%	$1,164	$844	37.9%

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

We reported revenues of $5.6 million and gross operating profit before impairment charges of $600,000 for the third quarter of 2010, compared with $11.4 million in revenues and gross operating profit of $1.6 million for the third quarter of 2009. Revenues in the current period reflect deliveries of four Brightwater homes. The comparable period of the prior year reflects deliveries of 20 homes, including seven homes at Brightwater and 13 inland homes.

Homebuilding gross operating profit before impairment charges decreased $1.0 million from $1.6 million for the third quarter of 2009 to $600,000 for the third quarter of 2010 as a result of delivering only four homes at Brightwater which generated a 9.4% gross margin, compared with seven Brightwater deliveries and 13 inland deliveries which generated a 16.7% gross margin during the comparable period in 2009. The decrease in gross margin reflects expected increases in interest rates in connection with restructuring our debt, as well as sales price reductions and incentives offered in response to the continuing difficult conditions in the housing market and greater use of third-party brokers.  Gross operating profit for the third quarter of 2010 includes an $8.0 million impairment charge related to our Brightwater project.

Reorganization costs of $2.3 million during the third quarter of 2010 reflect legal and professional fees and other costs associated with the Chapter 11 bankruptcy proceedings.

Other expense increased $200,000 in the third quarter of 2010 compared with the third quarter of 2009 primarily due to the accrual of $1.2 million of remediation costs in connection with the DTSC litigation discussed above in Note 8 to our Consolidated Financial Statements. The 2009 period included charges for the assignment of a $700,000 receivable to a land seller who sold lots to our subsidiary, in settlement of an obligation for accrued seller participation.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

We reported revenues of $17.7 million and gross operating loss before impairment charges of $3.3 million for the first nine months of 2010, compared with $34.7 million in revenues and gross operating profit of $4.3 million for the first nine months of 2009. Revenues of $17.7 million in 2010 include land sale revenues of $1.4 million generated from the sale of land encumbered by an oil lease and a conservation easement. Revenues in the current period reflect deliveries of 14 Brightwater homes (one of which was a view home). The comparable period of the prior year reflects deliveries of 39 homes, including 21 homes at Brightwater (three of which were view homes) and 18 inland homes.

Homebuilding gross operating profit before impairment charges decreased $6.2 million from $7.5 million for the first nine months of 2009 to $1.3 million for the first nine months of 2010 as a result of delivering only 14 homes at Brightwater which generated a 7.3% gross margin, compared with 21 Brightwater deliveries and 18 inland homes which generated a 22.7% gross margin.  Gross operating loss for the first nine months of 2010 includes a non-cash impairment charge of $14.0 million related to our Brightwater project. Gross operating profit for the first nine months of 2009 includes a non-cash impairment charge of $3.2 million, reflecting a fair value write-down for an inland project in Beaumont which was disposed of on September 30, 2009. The decrease in gross margin reflects a change in the mix of homes delivered, including seven Cliffs and Breakers homes (including one view home) among the 14 homes delivered in the 2010 period compared with six Cliffs and Breakers homes (including three view homes) among the 21 Brightwater homes delivered during the first nine months of 2009. In addition, the decrease in gross margin during the first nine months of 2010 reflects expected increases in interest rates in connection with restructuring our debt, as well as sales price reductions and incentives offered in response to the continuing difficult conditions in the housing market and greater use of third-party brokers.  Gross operating profit for the first nine months of 2010 includes land sale profit of $1.4 million generated from the sale of land encumbered by an oil lease and a conservation easement.

Reorganization costs of $6.0 million during the first nine months of 2010 reflect legal and professional fees and other costs associated with the Chapter 11 bankruptcy proceedings.

The $700,000 decrease in interest expense compared with the first nine months of 2009 primarily reflects the absence of various inland projects which were sold or disposed in 2009 for which we were no longer incurring period costs.

Other expense decreased $200,000 compared with the first nine months of 2009 primarily due to the absence in 2010 of a $700,000 charge related to the assignment of a receivable to a land seller who sold lots to our subsidiary, in settlement of an obligation for accrued seller participation during the 2009 period as well as the absence of $600,000 of period costs related to projects which were no longer under construction in the 2009 period. These decreases were partially offset by the accrual of $1.2 million of remediation costs during the third quarter of 2010 in connection with the DTSC litigation discussed above in Note 8 to our Consolidated Financial Statements.

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

Liquidity and Capital Resources

On September 28, 2009, we received a notice of an event of default from the agent to the lending syndicate with respect to the loan-to-value covenant of the Revolving Loan that would give rise to the right to accelerate the indebtedness under the Revolving Loan and Term Loan. In addition, on October 1, 2009, we received a notice of an event of default with respect to our nonpayment of approximately $1.7 million of principal that was due on September 30, 2009 under the terms of the Revolving Loan that would also give rise to the right to accelerate the indebtedness under the Revolving Loan and Term Loan. As of September 30, 2010, $81.7 million and $99.8 million of principal was outstanding under the Revolving Loan and Term Loan, respectively.

The filing of the Chapter 11 Petitions on October 27, 2009, also constituted events of default under the Revolving Loan and the Term Loan that can trigger acceleration of the indebtedness.  However, the filing of the Chapter 11 Petitions automatically stayed those actions against us and the other subsidiary Debtors.  Under the terms of Bankruptcy Court orders, we have continued to pay interest on the outstanding principal balances of the Revolving Loan and the Term Loan at agreed upon non-default interest rates. On July 28, 2010, the Bankruptcy Court approved a settlement agreement between the Debtors, the agent and the existing lenders that provided, among other things, that no default interest will be due.  An additional provision which reduced the amount of legal and professional fees payable by the Debtors to the agent was nullified by the August 31, 2010 expiration of Luxor’s exit financing commitment.

We are continuing to negotiate with our lenders to develop a consensual plan of reorganization, however there can be no assurance that we will be able to successfully confirm, consummate and execute a plan of reorganization with respect to the Chapter 11 Cases in a manner that is acceptable to the Bankruptcy Court and the creditors and other parties in interest.

While we are striving to repay the Revolving Loan and the Term Loan through the Chapter 11 Cases, unless we are successful in executing a plan of reorganization in the Chapter 11 Cases, we do not believe that our cash, cash equivalents and future real estate sales proceeds will provide sufficient liquidity to meet our current debt obligations under the current terms of the existing Revolving Loan and Term Loan Agreements, in addition to meeting anticipated operating and project development costs for Brightwater, and general and administrative expenses during the next 12 months. There can also be no assurance that a reorganization paln will be completed or that we will emerge from the Chapter 11 bankruptcy process as presently contemplated. These factors, and others, raise substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Year-over-year changes in the principal components of our liquidity and capital resources are as follows (in millions, except percentages):

	Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$3.0	$3.7
Cash (used in) provided by operating activities	(5.9)	7.4
Cash provided by investing activities	—	0.4
Cash used in financing activities	—	(6.4)

The principal assets in our portfolio are residential lots which must be held over an extended period of time in order to be developed to a condition that, in management’s opinion, will ultimately maximize our return. Consequently, we require significant capital to finance our real estate development and homebuilding operations. Historically, sources of capital have included loan facilities secured by specific projects and available internal funds. Our unrestricted cash and cash equivalents as of September 30, 2010 aggregated $3.0 million. Of this amount, the use of $1.8 million is subject to the Bankruptcy Court’s interim cash collateral order and $1.2 million is held by a non-Debtor subsidiary.

Since the filing of the Chapter 11 Cases we have only been paying interest under the Term and Revolving Loans as we continue to seek to obtain approval of a plan of reorganization to replace or restructure our debt.

September 30, 2010 Compared with December 31, 2009

Cash used in operating activities of $5.9 million for the first nine months of 2010 primarily reflects investments in Brightwater of $17.0 million, general and administrative costs of $3.2 million and restructuring costs of $6.0 million, which were partially offset by net proceeds from sales of $17.0 million and the increase in accounts payable and accrued liabilities discussed below.

The $2.2 million increase in accounts payable and accrued liabilities reflects an increase of $800,000 for accrued reorganization costs and increases in accrued amounts for interest due on the Term and Revolving Loans, other professional fees and Brightwater project construction.

Off Balance Sheet Financing

In the ordinary course of business, we may enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. As of September 30, 2010, we have no land option deposits and no third party guarantees.

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

Under the requirements of ASC 810, “Consolidation” (“ASC 810”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. In compliance with ASC 810, we analyze our land option contracts and other contractual arrangements and consider whether we should consolidate the fair value of certain VIEs from which we are purchasing land under option contracts. As of September 30, 2010, we had no deposits with VIEs.

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

The long-term impact of inflation may affect us through increased costs for land, land development, construction materials, labor and overhead, as well as in increased sales prices of our homes. Our land acquisition costs are generally fixed, therefore, increases or decreases in the sales prices of homes will affect our profits. The sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home. Therefore, if we sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins, unless these increased costs are recovered through higher sales prices.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We utilize variable rate debt financing for acquisition, development and construction of homes. The interest rates on our debt approximate the current rates available for secured real estate financing with similar terms and maturities, and as a result, their carrying amounts approximate fair value. While changes in interest rates generally may not impact the fair market value of the debt instrument, they do affect our earnings and cash flows. Holding our variable rate debt balance constant as of September 30, 2010, each one point percentage increase in interest rates would result in an increase in variable rate interest incurred for the next 12 months of approximately $1.8 million.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2010	CALIFORNIA COASTAL COMMUNITIES, INC.

	By:	/s/ Sandra G. Sciutto
SANDRA G. SCIUTTO
Senior Vice President and
Chief Financial Officer